Form 10-Q
period 1996-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1996-09-11
CIK 948034

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JULY 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-26686

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                  76-0465087
       (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

         675 BERING DRIVE, SUITE 710
               HOUSTON, TEXAS                                 77057
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (713) 977-2600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  SHARES
                                              OUTSTANDING AT
               CLASS                          AUGUST 30, 1996
- - -------------------------------------  ----------------------------------
   COMMON STOCK-$.001 PAR VALUE                  5,566,669
================================================================================

                FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.,
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                 JULY 31, 1996

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1996 and
                   July 31, 1996........................        3

                   Consolidated Statements of Operations
                   for the Three Months Ended
                   July 31, 1995 and 1996...............        4

                   Consolidated Statement of
                   Shareholders' Equity for the Three
                   Months Ended July 31, 1996...........        5

                   Consolidated Statements of Cash Flows
                   for the Three Months Ended
                   July 31, 1995 and 1996...............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................        9

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       16

           SIGNATURES...................................       16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1996 AND JULY 31, 1996

                                                            JULY 31,
                                       APRIL 30, 1996         1996
                                       ---------------    ------------
                                                          (UNAUDITED)
               ASSETS
- - -------------------------------------
Receivables Held for Investment,
  net................................  $    96,263,092    $105,437,394
Cash and Short-Term Investments,
  including restricted cash of
  $3,048,148 and $2,645,770..........        6,649,417       6,362,327
Other Receivables:
     Due from servicer...............        5,266,531       6,270,917
     Accrued interest................        1,613,953       1,559,326
Assets Held for Sale.................        1,912,050       2,116,857
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,830,689       2,895,521
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $446,603 and $490,913......          828,613         782,869
     Federal income tax receivable...          295,523         --
                                       ---------------    ------------
          Total assets...............  $   115,659,868    $125,425,211
                                       ===============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- - -------------------------------------
Debt:
     Secured credit facilities.......  $    91,048,636    $100,392,929
Other Liabilities:
     Due to dealers..................          806,634         629,297
     Accounts payable and accrued
       liabilities...................        1,692,942       1,476,828
     Current income taxes payable....          193,434         143,931
     Deferred income taxes payable...          125,472         237,724
                                       ---------------    ------------
          Total liabilities..........       93,867,118     102,880,709
                                       ---------------    ------------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        3,322,265       4,074,017
                                       ---------------    ------------
          Total shareholders'
          equity.....................       21,792,750      22,544,502
                                       ---------------    ------------
          Total liabilities and
          shareholders' equity.......  $   115,659,868    $125,425,211
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1996
                                  (UNAUDITED)


                                          FOR THE THREE MONTHS
                                             ENDED JULY 31,
                                       --------------------------
                                           1995          1996
                                       ------------  ------------
Interest Income......................  $  2,926,692  $  4,500,031
Interest Expense.....................     1,209,009     1,560,597
                                       ------------  ------------
          Net interest income........     1,717,683     2,939,434
Provision for Credit Losses..........       100,000       359,606
                                       ------------  ------------
Net Interest Income After Provision
  for Credit Losses..................     1,617,683     2,579,828
                                       ------------  ------------
Other Income:
     Late fees and other.............        95,057       171,949
                                       ------------  ------------
Operating Expenses:
     Servicing fees..................       239,201       352,314
     Salaries and benefits...........       379,906       618,503
     Other...........................       435,443       597,144
                                       ------------  ------------
          Total operating expenses...     1,054,550     1,567,961
                                       ------------  ------------
Income Before Provision for Income
  Taxes..............................       658,190     1,183,816
                                       ------------  ------------
Provision for Income Taxes:
     Current.........................       119,846       319,812
     Deferred........................       116,875       112,252
                                       ------------  ------------
          Total provision for income
            taxes....................       236,721       432,064
                                       ------------  ------------
Net Income...........................  $    421,469  $    751,752

Preferred Stock Dividends............       (28,000)      --
                                       ------------  ------------
Net Income Allocable to Common
  Shareholders.......................  $    393,469  $    751,752
                                       ============  ============
Net Income Per Common Share..........         $0.11         $0.14
                                       ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1996
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN        RETAINED
                                        STOCK       CAPITAL        EARNINGS        TOTAL
                                       -------   --------------  ------------  --------------
Balance, April 30, 1996..............  $5,567    $   18,464,918  $  3,322,265  $   21,792,750
     Net income......................    --            --             751,752         751,752
                                       -------   --------------  ------------  --------------
Balance, July 31, 1996...............  $5,567    $   18,464,918  $  4,074,017  $   22,544,502
                                       =======   ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1996
                                  (UNAUDITED)

                                            1995             1996
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $       421,469  $       751,752
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....          219,438          406,700
          Provision for credit
            losses...................          100,000          359,606
          Charge-offs, net of
            recoveries...............         (100,460)        (301,401)
     (Increase) decrease in:
          Accrued interest
            receivable...............         (132,437)          54,627
          Restricted cash............         (298,457)         402,378
          Deferred financing costs
            and other, net...........         (441,456)         (32,897)
          Funds held under
            reinsurance agreement....         (180,930)         (64,832)
          Due from servicer..........         (142,427)      (1,004,386)
          Deferred income tax
            asset....................          116,875        --
          Federal income tax
            receivable...............        --                 295,523
     Increase (decrease) in:
          Due to dealers.............           12,573         (177,337)
          Accounts payable and
            accrued liabilities......          531,843         (216,114)
          Due to shareholders........          (28,000)       --
          Current income taxes
            payable..................         (512,282)         (49,503)
          Deferred income taxes
            payable..................        --                 112,252
                                       ---------------  ---------------
               Net cash provided by
                 (used in) operating
                 activities..........         (434,251)         536,368
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of receivables.........      (13,350,179)     (20,398,180)
     Principal payments from
       receivables...................        7,039,763       10,661,681
     Purchase of furniture and
       equipment.....................           (5,776)         (28,874)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........       (6,316,192)      (9,765,373)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on
       secured debt..................       12,956,889       19,586,478
     Principal payments made on
       secured debt..................       (6,610,609)     (10,242,185)
     Preferred stock dividends
       paid..........................          (52,000)       --
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........        6,294,280        9,344,293
                                       ---------------  ---------------
Increase (Decrease) in Cash and
  Short-Term Investments.............         (456,163)         115,288
Cash and Short-Term Investments at
  Beginning of Period................        1,517,438        3,601,269
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $     1,061,275  $     3,716,557
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     1,205,836  $     1,454,800
          Income taxes...............          630,900           73,792

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1995 AND 1996

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of July 31, 1996, approximately 52 percent of receivables held for investment had been originated in Texas. The Company currently operates in 17 states.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of July 31, 1996, and the results of its operations for the three months ended July 31, 1995 and 1996, and its cash flows for the three months ended July 31, 1995 and 1996.

     The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

     Certain reclassifications have been made to the 1995 amounts to conform with the 1996 presentation.

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders after preferred dividends, if any, divided by the weighted average number of shares of common stock outstanding, adjusted for a 3-for-1 stock split paid on June 7, 1995, in the form of a stock dividend. The weighted average common shares outstanding for the three months ended July 31, 1995 and 1996, were 3,666,669 and 5,566,669, respectively.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                         APRIL 30,        JULY 31,
                                            1996            1996
                                       --------------  ---------------
Receivables..........................  $   94,357,356  $   103,135,552
Unamortized premium and deferred
  fees...............................       2,535,863        2,990,174
Allowance for credit losses..........        (630,127)        (688,332)
                                       --------------  ---------------
     Net receivables.................  $   96,263,092  $   105,437,394
                                       ==============  ===============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CORE PROGRAM. At July 31, 1996, the Company had investments in receivables pursuant to the core program with an aggregate principal balance of $94,782,875.

     Activity in the allowance for credit losses for the three months ended July 31, 1996, was as follows:

Balance, beginning of period.........  $    630,127
Provision for credit losses..........       359,606
Charge-offs, net of recoveries.......      (301,401)
                                       ------------
Balance, end of period...............  $    688,332
                                       ============

     PARTICIPATING PROGRAM. At July 31, 1996, the Company had investments in receivables pursuant to the dealer recourse program with an aggregate principal balance of $8,065,724. The Company was reimbursed by participating dealers for $3,437 of losses incurred during the three months ended July 31, 1996. During the three months ended July 31, 1996, excess cash flows of $19,743 were remitted to the dealers pursuant to this program.

     The following table summarizes activity in the dealer reserves for the three months ended July 31, 1996.

Balance, beginning of period.........  $    765,504
Additions............................         7,112
Charges to dealer reserve accounts,
  net of recoveries..................      (150,590)
Amounts remitted to dealers..........        (2,382)
                                       ------------
Balance, end of period...............  $    619,644
                                       ============

     PORTFOLIO ACQUISITIONS. At July 31, 1996, the Company had receivables with an aggregate principal balance of $286,953 which were acquired in portfolio transactions.

4.  DEBT

     Borrowings under the warehouse credit facility and commercial paper facility were $52,390,000 and $48,002,929, respectively, at July 31, 1996, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 6.28 percent and 6.12 percent, respectively.

     The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law which do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements.

5.  SHAREHOLDERS' EQUITY

     STOCK OPTION PLAN. On June 20, 1996, the Compensation Committee granted options covering a total of 10,000 shares of Common Stock to an employee of the Company. The exercise price is $11 per share and the options vest in cumulative annual increments of 20 percent beginning on June 20, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended July 31, 1996 was $751,752, an increase of 78% from that reported for the comparable period in the preceding year of $421,469. Earnings per common share from operations were $0.14 for the three months ended July 31, 1996, compared to $0.11 per common share for the prior year period. All share and per share data has been restated to reflect the 3:1 stock split paid on June 7, 1995, effected in the form of a stock dividend.

NET INTEREST INCOME

     The continued profitability of the Company during these periods has been achieved by the growth of the receivables portfolio and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                         AS OF OR FOR THE
                                        THREE MONTHS ENDED
                                             JULY 31,
                                       ---------------------
                                         1995        1996
                                       ---------  ----------
Investment in receivables:
     Number..........................      6,311       9,284
     Principal balance, net(1).......  $  68,735  $  105,437
     Average principal balance of
      receivables outstanding during
      the
       period(1).....................  $  66,110  $  100,572


                                        THREE MONTHS ENDED
                                             JULY 31,
                                       ---------------------
                                         1995        1996
                                       ---------  ----------
Interest income(2)...................  $   2,927  $    4,500
Interest expense.....................      1,209       1,561
                                       ---------  ----------
     Net interest income.............  $   1,718  $    2,939
                                       =========  ==========
- - ------------
(1) Represents principal balance of receivables inclusive of unamortized premium and net of allowance for credit losses.

(2) Amounts shown are net of yield participations paid to dealers pursuant to the participating program of $67 and $20, respectively.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                           THREE MONTHS
                                              ENDED
                                             JULY 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Effective yield on receivables(1)....       17.7%      17.9%
Average cost of debt(2)..............        7.1        6.5
                                       ---------  ---------
Net interest spread(3)...............       10.6%      11.4%
                                       =========  =========
Net interest margin(4)...............       10.4%      11.7%
                                       =========  =========

- - ------------

(1) Represents interest income as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on receivables less average cost of debt.

(4) Represents net interest income as a percentage of average receivables outstanding.

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased 71% for the three months ended July 31, 1996 to $2.939 million from $1.718 million for the comparable period in the preceding year.

     Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                                THREE MONTHS ENDED
                                                     JULY 31,
                                                   1995 TO 1996
                                        ----------------------------------
                                         INCREASE (DECREASE)
                                          DUE TO CHANGE IN
                                        ---------------------
                                         AVERAGE                   TOTAL
                                        PRINCIPAL     AVERAGE       NET
                                         AMOUNT        RATE       INCREASE
                                        ---------     -------     --------
Interest income......................    $ 1,526       $  47       $1,573
Interest expense.....................        499        (147)         352
                                        ---------     -------     --------
Net interest income..................    $ 1,027       $ 194       $1,221
                                        =========     =======     ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1996 AND 1995 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for the 1996 period increased to $4,500. This result compares with $2,927 for the comparable period in 1995, an increase of 54%. Primarily all of the increase is due to an increase in the average principal balance of receivables held of 52% from 1995 to 1996. The remaining increase was attributable to a 0.2% increase in the effective yield realized on the receivables. Management believes that the increase in yield results from financing more late model used automobiles that generally have a higher annual percentage rate than loans on new automobiles, offset by higher rate participations paid to dealers as incentive to utilize the Company's financing program.

     INTEREST EXPENSE. Interest expense in 1996 increased to $1,561 as compared to $1,209 in 1995. The increase of 29% was due to an increase in the weighted average borrowings outstanding of 41%. The weighted average cost of debt declined 0.6% for the three months ended July 31, 1996, as compared to the same three months in 1995, reflecting a general decline in market rates and the expiration of certain interest rate swaps during the period.

     NET INTEREST INCOME. Net interest income increased to $2,939 in 1996, an increase of 71% over 1995. The increase resulted primarily from the growth of the receivables portfolio and was partially attributable to a 0.8% increase in the net interest spread. As of July 31, 1996, the Company had used approximately $7.5 million of the proceeds from the issuance of common stock to purchase new receivables which positively impacted the Company's net interest margin.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1996 increased to $360 as compared to $100 in 1995. The increase was the result of the growth of the Company's receivables portfolio.

     LATE FEES AND OTHER INCOME. Other income increased to $172 from $95 in 1995. Other income primarily represents interest income earned on short-term marketable securities and money market instruments, which were higher in July 1996 than July 1995 due to the net proceeds received from the issuance of common stock in October 1995.

     SERVICING FEE EXPENSES. Servicing fee expenses increased to $352 in 1996 from $239 in 1995. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the growth in the number of receivables serviced, which increased by 2,973 from 1995 to 1996.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased to $619 in 1996 from $380 in 1995. The increase was primarily due to an increase in full time employees from 39 at July 31, 1995 to 51 at July 31, 1996, which was necessitated by the expansion of the Company's operations.

     OTHER EXPENSES. Other expenses increased to $597 in 1996 from $435 in 1995. The increase was primarily due to the overall expansion of the Company's operations in additional states.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1996, income before provision for income taxes increased to $1,184 or 80% from the comparable period in 1995. The increase was the result of the increase in net interest income after provision for credit losses of $360 and was partially offset by an increase in operating expenses of $513.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF CASH FLOWS. On October 4, 1995 the Company sold 1.9 million shares of common stock in a public offering and received proceeds of $19.4 million, net of underwriting discounts and commissions. Approximately $7 million of the proceeds were used to prepay promissory notes plus accrued interest, to redeem outstanding preferred stock including accrued dividends and redemption premium, and to pay issuance costs.

     The Company's business requires significant cash flow to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire receivables from dealers and fund required reserve accounts, (ii) amounts necessary to fund premiums for credit enhancement insurance, and (iii) amounts necessary to fund costs to retain receivables, primarily interest expense and servicing fees. The Company also requires a significant amount of cash flow for working capital to fund fixed operating expenses, primarily salaries and benefits.

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company funds the purchase price of the receivables through the use of a $55 million warehouse credit facility. The current warehouse credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. The Company paid $20.4 million for receivables acquired for the three months ended July 31, 1996, compared to $13.4 million paid in the comparable 1995 period. Receivables that have accumulated in the warehouse credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $75 million to fund the Company's investment in the receivables portfolio. Substantially all of the Company's receivables are pledged to collateralize these credit facilities.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolio. The Company received such payments in the amount of $14.6 million and $10.0 million for the three months ended July 31, 1996 and 1995, respectively. Such cash flow funds repayment of amounts borrowed under the warehouse credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the three months ended, the Company required net cash flow of $9.7 million in 1996 and $6.3 million in 1995 (cash required to acquire receivables net of principal payments on receivables) to fund the growth of its receivables portfolio.

     The following table summarizes borrowings under the warehouse credit facility and the commercial paper facility (dollars in thousands):

                                         AS OF OR FOR THE
                                           THREE MONTHS
                                              ENDED
                                             JULY 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
WAREHOUSE CREDIT FACILITY:
At period-end:
     Balance outstanding.............  $  38,960  $  52,390
     Weighted average interest
      rate(1)........................       6.64%      6.28%
During period(2):
     Maximum borrowings
      outstanding....................  $  38,960  $  52,779
     Weighted average balance
      outstanding....................     33,309     48,375
     Weighted average interest
      rate...........................       7.16%      6.36%
COMMERCIAL PAPER FACILITY:
At period-end:
     Balance outstanding.............  $  32,050  $  48,003
     Weighted average interest
      rate(1)........................       6.57%      6.12%
During period(2):
     Maximum borrowings
      outstanding....................  $  36,878  $  48,003
     Weighted average balance
      outstanding....................     34,450     47,463
     Weighted average interest
      rate...........................       7.11%      6.67%
- - ------------
  (1) Based on interest rates, facility fees and hedge instruments applied to borrowings outstanding at period-end.

  (2) Based on month-end balances.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law which do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. At July 31, 1996, the Company was a party to an interest rate swap agreement pursuant to which the Company's interest rate exposure is fixed, through November 1998, at a rate of 5.69% on a notional amount of $20 million. On August 7, the Company elected to terminate this interest rate swap in connection with its decision to enter into a new swap agreement with NationsBank of Texas, N.A. pursuant to which the Company's interest rate exposure is fixed, through August 1997, at a rate of 5.545% on a notional amount of $100 million. This agreement may be extended to August 1999, at the sole discretion of NationsBank of Texas, N.A. In connection with the termination of the $20 million notional swap, the Company received $100,000 in proceeds which will be realized as other income over the course of subsequent periods.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations and effective collection procedures, (ii) providing recourse to dealers under its participating program for a period of time and thereafter secured by cash reserves in the event of losses and (iii) insurance against certain losses from independent third party insurers. As a result of its recourse programs and third party insurance, the Company is not exposed to credit losses on its entire receivables portfolio. The following table summarizes the credit loss exposure of the Company (dollars in thousands):

                                                          JULY 31,
                                       -----------------------------------------------
                                               1995                      1996
                                       ---------------------     ---------------------
                                       RECEIVABLES   RESERVE     RECEIVABLES   RESERVE
                                         BALANCE     BALANCE       BALANCE     BALANCE
                                       -----------   -------     -----------   -------
Core Program:
     Insured by third party
       insurer.......................    $ 8,990     $ --         $   4,321    $ --
     Reinsured by Company's insurance
       affiliate.....................     43,158        530 (1)      90,749       688 (1)
Participating Program................     15,985      1,189 (2)       8,066       620 (2)
                                       -----------               -----------
                                         $68,133                  $ 103,136
                                       ===========               ===========
Allowance for credit losses as a
  percentage of receivables reinsured
  by Company's insurance
  affiliate..........................                   1.2 %                     0.8 %
Dealer reserves as a percentage of
  participating program
  receivables........................                   7.4 %                     7.7 %

- - ------------
(1) Represents the balance of the Company's allowance for credit losses.

(2) Represents the balance of the dealer reserve accounts.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     CORE PROGRAM AND PORTFOLIO ACQUISITIONS. Under the core program and for receivables acquired pursuant to bulk portfolio acquisitions, the Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. Provisions for credit losses of $359,606 have been recorded for the three months ended July 31, 1996, for losses which are reinsured by the Company's captive insurance subsidiary.

     The allowance for credit losses represents management's estimate of losses for receivables that may become uncollectable. In making this estimate, management analyzes portfolio characteristics in the light of its underwriting criteria, delinquency and repossession statistics, historical loss experience, and size, quality and concentration of the receivables, as well as external factors such as future economic outlooks. The allowance for credit losses is based on estimates and qualitative evaluations and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

     PARTICIPATING PROGRAM. Under the Company's participating program, the dealer retains the credit risk for a period of time, usually twelve to eighteen months. In the event of payment default, the dealer is obligated to repurchase the receivable. A specified portion of the purchase price is set aside in a reserve account to secure performance of the dealer's repurchase obligation. Receivables purchased from each dealer are aggregated into pools of specified size for purposes of tracking the dealer's participation. When the dealer's participation in a pool is terminated, a portion of the reserve account exceeding a specified percentage is released to the dealer and the balance is retained in the reserve account to fund credit losses until all receivables in the pool are paid in full. As a result of establishing relationships only with franchised dealers and securing each dealer's repurchase obligation with a funded reserve account, the Company has incurred no losses under the participating program.

     As a result of a shift in the preference of dealers to sell receivables to the Company under the core program rather than the participating program, the participating program accounted for only 8% of the aggregate receivables held by the Company as of July 31, 1996, representing a 15% decrease from 23% on July 31, 1995. Management believes that this trend will continue and that the significance of the participating program by comparison to the core program, will diminish over future periods.

     The following table summarizes the status and collection experience of receivables acquired by the Company (dollars in thousands):

                                            AS OF OR FOR THE THREE MONTHS ENDED JULY 31,
                                        ----------------------------------------------------
                                                 1995                         1996
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
CORE PROGRAM AND PORTFOLIO
  ACQUISITIONS:
Delinquent amount outstanding:
     30 - 59 days....................       62         $   927          106         $ 1,702
     60 - 89 days....................       14             166           26             452
     90 days or more.................       15             234           33             515
                                           ---        ---------         ---        ---------
Total delinquencies..................       91         $ 1,327          165         $ 2,669
                                           ---        ---------         ---        ---------
Total delinquencies as a percentage
  of outstanding receivables acquired
  pursuant to portfolio acquisitions
  and the core program...............      2.0%            1.8%         1.9%            2.0%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to portfolio
  acquisitions and the core
  program(2)(3)......................     --               0.8%        --               1.4%

PARTICIPATING PROGRAM:
Delinquent amount outstanding:
     30 - 59 days....................       47         $   574           24         $   222
     60 - 89 days....................       12             167            5              26
     90 days or more.................       12             171            9             124
                                           ---        ---------         ---        ---------
Total delinquencies..................       71         $   912           38         $   372
                                           ---        ---------         ---        ---------
Total delinquencies as a percentage
  of participating program
  receivables........................      4.3%            4.3%         3.4%            3.6%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to the
  participating program..............     --                 0%        --                 0%

- - ------------

(1) Amounts of delinquent receivables outstanding and total delinquencies as a percent of outstanding receivables acquired in portfolio transactions and pursuant to the core program are based on gross receivables balances, which include principal outstanding plus unearned interest income.

(2) Does not give effect to reimbursements under the Company's credit enhancement insurance policies with respect to charged-off receivables. The Company recognized no charge-offs prior to March 1994 since all credit losses were reimbursed by third-party insurers. Subsequent to that time the primary coverage has been reinsured by an affiliate of the Company under arrangements whereby the Company bears the entire risk of credit losses, and charge-offs have accordingly been recognized.

(3) The percentages have been annualized and are not necessarily indicative of the results for a full year.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) 10.28 -- Confirmation for U.S. Dollar Rate Swap Transaction dated August 7, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                (Registrant)

Date:  September 10, 1996                By: /s/Tommy A. Moore, Jr.
                                            TOMMY A. MOORE, JR.
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  September 10, 1996                  By: /s/Bennie H. Duck
                                               BENNIE H. DUCK
                              SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER

