Form 10-Q/A
period 1996-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1996-12-13
CIK 948034

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q/A

                                 Amendment No. 1

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   Texas                               76-046508
        (State or other jurisdiction of    (I.R.S. Employer Identification No.)
               Incorporation)

               675 Bering Drive, Suite 710
                    Houston, Texas                       77057
        (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (713) 977-2600

        Indicate by check mark whether the registrant (1) has filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Shares Outstanding at
                                                     August 30, 1996

    Common Stock - $.001 par value                      5,566,669

================================================================================

THIS FORM 10-Q/A HAS BEEN FILED TO COMPLY WITH ITEM 601(C) OF REGULATION S-K WHICH REQUIRES A FINANCIAL DATA SCHEDULE TO BE SUBMITTED AS EXHIBIT 27 WITH ANY ELECTRONIC FILING.

                                     PART II

                                Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    27     Financial Data Schedule


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            First Investors Financial Services Group, Inc.
                                            (Registrant)


Date:  December 13, 1996            By: /s/ BENNIE H. DUCK
                                            Bennie H. Duck
                                            Secretary, Treasurer and Chief
                                            Financial Officer
                                            (Principal Executive, Financial and
                                            Accounting Officer)