Form 10-Q
period 1996-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1996-12-16
CIK 948034

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ____________ TO_____________

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

                                          SHARES
                                      OUTSTANDING AT
            CLASS                    DECEMBER 6, 1996
            -----                    ----------------
COMMON STOCK -- $.001 PAR VALUE          5,566,669

================================================================================

                FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.,
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                OCTOBER 31, 1996

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1996 and
                   October 31, 1996.....................        3

                   Consolidated Statements of Operations
                   for the Three Months and
                   Six Months Ended October 31, 1995 and
                   1996.................................        4

                   Consolidated Statement of
                   Shareholders' Equity for the Six
                   Months Ended October 31, 1996........        5

                   Consolidated Statements of Cash Flows
                   for the Six Months Ended
                   October 31, 1995 and 1996............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       10

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       18

           SIGNATURES...................................       19

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1996 AND OCTOBER 31, 1996

                                          APRIL 30,       OCTOBER 31,
                                            1996              1996
                                       ---------------    ------------
                                                          (UNAUDITED)
           ASSETS
Receivables Held for Investment,
  net................................  $    96,263,092    $109,560,386
Cash and Short-Term Investments,
  including restricted cash of
  $3,048,148 and $2,518,003..........        6,649,417       6,116,137
Other Receivables:
     Due from servicer...............        5,266,531       6,431,124
     Accrued interest................        1,613,953       1,763,229
Assets Held for Sale.................        1,912,050       1,786,329
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,830,689       1,240,469
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $446,603 and $536,874......          828,613       1,048,696
     Federal income tax receivable...          295,523          90,500
                                       ---------------    ------------
          Total assets...............  $   115,659,868    $128,036,870
                                       ===============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Secured credit facilities.......  $    91,048,636    $102,432,154
Other Liabilities:
     Due to dealers..................          806,634         553,832
     Accounts payable and accrued
       liabilities...................        1,692,942       1,320,589
     Current income taxes payable....          193,434         --
     Deferred income taxes payable...          125,472         378,332
                                       ---------------    ------------
          Total liabilities..........       93,867,118     104,684,907
                                       ---------------    ------------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        3,322,265       4,881,478
                                       ---------------    ------------
          Total shareholders'
          equity.....................       21,792,750      23,351,963
                                       ---------------    ------------
          Total liabilities and
          shareholders' equity.......  $   115,659,868    $128,036,870
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1995 AND 1996
                                  (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                        ----------------------------      ----------------------------
                                        OCTOBER 31,      OCTOBER 31,      OCTOBER 31,      OCTOBER 31,
                                           1995             1996             1995             1996
                                        -----------      -----------      -----------      -----------
Interest Income......................   $ 3,332,995      $ 4,577,626      $ 6,259,687      $ 9,077,657
Interest Expense.....................     1,282,717        1,668,225        2,491,726        3,228,822
                                        -----------      -----------      -----------      -----------
          Net interest income........     2,050,278        2,909,401        3,767,961        5,848,835
Provision for Credit Losses..........       120,000          401,367          220,000          760,974
                                        -----------      -----------      -----------      -----------
Net Interest Income After Provision
  for Credit Losses..................     1,930,278        2,508,034        3,547,961        5,087,861
                                        -----------      -----------      -----------      -----------
Other Income:
     Late fees and other.............       131,654          145,645          226,711          317,594
                                        -----------      -----------      -----------      -----------
Operating Expenses:
     Servicing fees..................       264,608          382,211          503,808          734,525
     Salaries and benefits...........       418,794          498,927          798,700        1,117,430
     Other...........................       580,161          500,903        1,015,605        1,098,047
                                        -----------      -----------      -----------      -----------
          Total operating expenses...     1,263,563        1,382,041        2,318,113        2,950,002
                                        -----------      -----------      -----------      -----------
Income Before Provision for Income
  Taxes..............................       798,369        1,271,638        1,456,559        2,455,453
                                        -----------      -----------      -----------      -----------
Provision for Income Taxes:
     Current.........................       212,231          323,569          332,076          643,380
     Deferred........................        75,410          140,608          192,285          252,860
                                        -----------      -----------      -----------      -----------
          Total provision for income
            taxes....................       287,641          464,177          524,361          896,240
                                        -----------      -----------      -----------      -----------
Net Income...........................   $   510,728      $   807,461      $   932,198      $ 1,559,213
                                        -----------      -----------      -----------      -----------

Preferred Stock Dividends............       (22,033)         --               (50,033)         --
                                        -----------      -----------      -----------      -----------
Net Income Allocable to Common
  Shareholders before Redemption of
  Preferred Stock....................       488,695          807,461          882,165        1,559,213
Premium Paid Upon Redemption of
  Preferred Stock....................      (160,000)         --              (160,000)         --
                                        -----------      -----------      -----------      -----------
Net Income Allocable to Common
  Shareholders after Redemption of
  Preferred Stock....................   $   328,695      $   807,461      $   722,165      $ 1,559,213
                                        ===========      ===========      ===========      ===========
Net Income Per Common Share before
  Redemption of Preferred Stock......         $0.12            $0.15            $0.22            $0.28
                                        ===========      ===========      ===========      ===========
Net Income Per Common Share after
  Redemption of Preferred Stock......         $0.08            $0.15            $0.18            $0.28
                                        ===========      ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1996
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN        RETAINED
                                        STOCK       CAPITAL        EARNINGS        TOTAL
                                       -------   --------------  ------------  --------------
Balance, April 30, 1996..............  $5,567    $   18,464,918  $  3,322,265  $   21,792,750
     Net income......................    --            --           1,559,213       1,559,213
                                       -------   --------------  ------------  --------------
Balance, October 31, 1996............  $5,567    $   18,464,918  $  4,881,478  $   23,351,963
                                       =======   ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1995 AND 1996
                                  (UNAUDITED)

                                            1995             1996
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $       932,198  $     1,559,213
     Adjustments to reconcile net
       income to net cash used in
       operating activities --
          Depreciation and
            amortization expense.....          484,753          799,614
          Provision for credit
            losses...................          220,000          760,974
          Charge-offs, net of
            recoveries...............         (216,073)        (630,761)
     (Increase) decrease in:
          Accrued interest
            receivable...............         (314,952)        (149,276)
          Restricted cash............          766,999          530,145
          Deferred financing costs
            and other................         (231,235)        (289,725)
          Funds held under
            reinsurance agreement....         (582,974)       1,590,220
          Due from servicer..........       (1,380,117)      (1,164,593)
          Deferred income tax
            asset....................          192,285        --
          Federal income tax
            receivable...............        --                 205,023
     Increase (decrease) in:
          Due to dealers.............           27,463         (252,802)
          Accounts payable and
            accrued liabilities......          (15,168)        (372,353)
          Due to shareholders........          (46,667)       --
          Current income taxes
            payable..................         (502,023)        (193,434)
          Deferred income taxes
            payable..................        --                 252,860
                                       ---------------  ---------------
               Net cash provided by
                 (used in) operating
                 activities..........         (665,511)       2,645,105
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of receivables.........      (32,436,986)     (35,391,364)
     Principal payments from
       receivables...................       15,717,581       21,395,234
     Purchase of furniture and
       equipment.....................          (45,493)         (35,628)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........      (16,764,898)     (14,031,758)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on
       secured debt..................       27,602,242       31,354,444
     Principal payments made on --
          Secured debt...............      (14,967,609)     (19,970,926)
          Unsecured debt.............       (5,000,000)       --
     Proceeds from issuance of common
       stock, net of issuance costs..       18,466,818        --
     Redemption of preferred stock...         (960,000)       --
     Preferred stock dividends
       paid..........................          (50,033)       --
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........       25,091,418       11,383,518
                                       ---------------  ---------------
Increase (Decrease) in Cash and
  Short-Term Investments.............        7,661,009           (3,135)
Cash and Short-Term Investments at
  Beginning of Period................        1,517,438        3,601,269
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $     9,178,447  $     3,598,134
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     2,518,526  $     3,055,713
          Income taxes...............          834,100          631,791

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1996

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of October 31, 1996, approximately 48 percent of receivables held for investment were located in Texas. The Company currently operates in 17 states.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of October 31, 1996, and the results of its operations for the three months and six months ended October 31, 1995 and 1996, and its cash flows for the six months ended October 31, 1995 and 1996.

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

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders after preferred dividends, if any, and in the case of the three and six months ended October 31, 1995, the premium paid to the holders of the 1993 preferred stock upon its redemption, divided by the weighted average number of shares of common stock outstanding, adjusted for a 3-for-1 stock split paid on June 7, 1995. The weighted average common shares outstanding for the three months ended October 31, 1995 and 1996, were 4,244,928 and 5,566,669, respectively; and for the six months ended October 31, 1995 and 1996, were 3,955,797 and 5,566,669, respectively.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                         APRIL 30,       OCTOBER 31,
                                            1996            1996
                                       --------------  ---------------
Receivables..........................  $   94,357,356  $   107,016,460
Unamortized premium and deferred
  fees...............................       2,535,863        3,304,266
Allowance for credit losses..........        (630,127)        (760,340)
                                       --------------  ---------------
     Net receivables.................  $   96,263,092  $   109,560,386
                                       ==============  ===============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CORE PROGRAM. At October 31, 1996, the Company had investments in receivables pursuant to the core program with an aggregate principal balance of $100,043,006.

     Activity in the allowance for credit losses for the six months ended October 31, 1996, was as follows:

Balance, beginning of period.........  $    630,127
Provision for credit losses..........       760,974
Charge-offs, net of recoveries.......      (630,761)
                                       ------------
Balance, end of period...............  $    760,340
                                       ============

     PARTICIPATING PROGRAM. At October 31, 1996, the Company had investments in receivables pursuant to the dealer recourse program with an aggregate principal balance of $6,769,633. The Company was reimbursed by participating dealers for $8,842 of losses incurred during the six months ended October 31, 1996. During the six months ended October 31, 1996, excess cash flows of $40,645 were remitted to the dealers pursuant to this program.

     The following table summarizes activity in the dealer reserves for the six months ended October 31, 1996.

Balance, beginning of period.........  $    765,504
Additions............................        11,688
Charges to dealer reserve accounts,
  net of recoveries..................      (228,797)
Amounts remitted to dealers..........        (2,382)
                                       ------------
Balance, end of period...............  $    546,013
                                       ============

     PORTFOLIO ACQUISITIONS. At October 31, 1996, the Company had receivables with an aggregate principal balance of $203,821 which were acquired in portfolio transactions.

4.  DEBT

     Borrowings under the warehouse credit facility and commercial paper facility were $43,110,000 and $59,322,154, respectively, at October 31, 1996, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 6.33 percent and 6.12 percent, respectively.

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

     On October 22, 1996, the Company completed a $105 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by NationsBank. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation. It replaced an existing $75 million commercial paper conduit facility which was provided by Enterprise Funding to another special-purpose, wholly-owned subsidiary of the Company, F.I.R.C., Inc. Credit enhancement for the new $105 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. Borrowings under the commercial paper facility bear interest at

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the commercial paper rate plus a borrowing spread equal to 0.25% per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to 0.35% per annum is assessed based on the outstanding borrowings under the facility. The commercial paper facility has been initially provided for a term of one year, expiring October 21, 1997. If the facility were not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the warehouse credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended October 31, 1996 was $807,461, an increase of 58% from that reported for the comparable period in the preceding year of $510,728. Net income for the six months ended October 31, 1996 was $1,559,213, an increase of 67% from that reported for the comparable period in the preceding year of $932,198. Earnings per common share from operations were $0.15 and $0.28 for the three and six months ended October 31, 1996, respectively. All share and per share data has been restated to reflect the 3:1 stock split paid on June 7, 1995, effected in the form of a stock dividend.

NET INTEREST INCOME

     The continued profitability of the Company during these periods has been achieved by the growth of the receivables portfolio and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                                             AS OF OR FOR THE
                                                             SIX MONTHS ENDED
                                                                OCTOBER 31,
                                                           ---------------------
                                                              1995        1996
                                                           ---------  ----------
Investment in receivables:
     Number..............................................      7,076       9,680
     Principal balance...................................  $  77,775  $  107,016
     Average principal balance of
      receivables outstanding during
      the period.........................................  $  70,004  $  101,471

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                          OCTOBER 31,           OCTOBER 31,
                                      --------------------  --------------------
                                        1995       1996       1995       1996
                                      ---------  ---------  ---------  ---------
Interest income(1)..................  $   3,333  $   4,577  $   6,260  $   9,078
Interest expense....................      1,283      1,668      2,492      3,229
                                      ---------  ---------  ---------  ---------
     Net interest income............  $   2,050  $   2,909  $   3,768  $   5,849
                                      =========  =========  =========  =========
------------
(1) Amounts shown are net of yield participations paid to dealers pursuant to the participating program of $52, $21, $119 and $41, respectively.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                        THREE MONTHS           SIX MONTHS
                                           ENDED                 ENDED
                                        OCTOBER 31,           OCTOBER 31,
                                    --------------------  --------------------
                                      1995       1996       1995       1996
                                    ---------  ---------  ---------  ---------
Effective yield on receivables(1)..      18.3%      17.5%      17.9%      17.9%
Average cost of debt(2)............       6.8        6.6        7.0        6.6
                                    ---------  ---------  ---------  ---------
Net interest spread(3).............      11.5%      10.9%      10.9%      11.3%
                                    =========  =========  =========  =========
Net interest margin(4).............      11.3%      11.1%      10.8%      11.5%
                                    =========  =========  =========  =========
------------
(1) Represents interest income as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on receivables less average cost of debt.

(4) Represents net interest income as a percentage of average receivables outstanding.

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three and six months ended October 31, 1996 to $2.909 million and $5.849 million, respectively, from $2.050 million and $3.768 million for the comparable periods in the preceding year. Net interest income in 1996 represents increases of 42% and 55% from the same periods in 1995.

     Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    OCTOBER 31,                             OCTOBER 31,
                                                   1995 TO 1996                            1995 TO 1996
                                        -----------------------------------     -----------------------------------
                                         INCREASE (DECREASE)                     INCREASE (DECREASE)
                                          DUE TO CHANGE IN                        DUE TO CHANGE IN
                                        ---------------------                   ---------------------
                                         AVERAGE                                 AVERAGE
                                        PRINCIPAL     AVERAGE     TOTAL NET     PRINCIPAL     AVERAGE     TOTAL NET
                                         AMOUNT        RATE       INCREASE       AMOUNT        RATE       INCREASE
                                        ---------     -------     ---------     ---------     -------     ---------
Interest income......................    $ 1,476      $ (232 )     $ 1,244       $ 2,814       $   4       $ 2,818
Interest expense.....................        444         (59 )         385           931        (194)          737
                                        ---------     -------     ---------     ---------     -------     ---------
Net interest income..................    $ 1,032      $ (173 )     $   859       $ 1,883       $ 198       $ 2,081
                                        =========     =======     =========     =========     =======     =========

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for the 1996 periods increased to $4,577 and $9,078 for the respective periods. These results compare with $3,333 and $6,260 for the comparable periods in 1995 and reflects an increase of 37% and 45%, respectively. The increase in interest income is due to an increase in the average principal balance of receivables held of 44% and 45%, respectively from the 1995 to 1996 comparable periods. The increase in average principal balance of receivables held for the three months ended offset a 0.8% decline in the effective yield realized on the receivables. The effective yield for the six months ended was flat relative to the prior period. Management attributes the decrease in yield to a reduction in financing fees paid by dealers and an increase in the percentage of receivables on which rate participation is paid to dealers as incentive to utilize the Company's financing programs.

     INTEREST EXPENSE. Interest expense in 1996 increased to $1,668 and $3,229 as compared to $1,283 and $2,492 in 1995. The increase of 30% and 30% was due to an increase in the weighted average borrowings outstanding of 35% and 37%. The weighted average cost of debt declined 0.2% and 0.4% as compared to 1995, reflecting a general decline in market rates and the expiration of certain interest rate swaps during the period.

     NET INTEREST INCOME. Net interest income increased to $2,909 and $5,849, respectively in 1996, an increase of 42% and 55%, respectively over the comparable 1995 period. During the three months ended, the increase resulted from the growth of the receivables portfolio which offset a decline of 0.6% in the net interest spread over the prior year period. During the six month period, the increase was due to the growth in the receivables portfolio and an increase in the net interest spread of 0.4%. Additionally, the Company's net interest margin was favorably impacted by the use of $10.1 million of the proceeds from the issuance of common stock to purchase new receivables which mitigated the effects of the net interest spread decline in the three months ended and positively impacted the net interest margin in the six months ended.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1996 increased to $401 and $761 as compared to $120 and $220 in 1995. The increase was the result of the growth of the Company's receivables portfolio.

     LATE FEES AND OTHER INCOME. Other income increased to $146 and $318 from $132 and $227 in 1995. Other income primarily represents interest income earned on short-term marketable securities and money market instruments, due to the issuance of common stock in October 1995.

     SERVICING FEE EXPENSES. Servicing fee expenses increased to $382 and $735 in 1996 from $265 and $504 in 1995. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the growth in the number of receivables serviced, which increased by 2,604 from 1995 to 1996.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased to $499 and $1,117 in 1996 from $419 and $799 in 1995. The increase was primarily due to an increase in full time employees which was necessitated by the expansion of the Company's operations.

     OTHER EXPENSES. Other expenses decreased to $501 from $580 for the three months ended and increased to $1,098 from $1,016 for the six months ended. The decrease for the three months ended was due to a decline in origination volume for the period relative to the prior year. The overall increase was primarily due to the expansion of the Company's operations in additional states.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1996, income before provision for income taxes increased to $1,272 and $2,455 or 59% and 69% from the comparable periods in 1995. The increase was the result of the increase in net interest income after provision for credit losses of $578 and $1,540 partially offset by an increase in operating expenses of $118 and $632, respectively.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company funds the purchase price of the receivables through the use of a $55 million warehouse credit facility. The current warehouse credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. The Company paid $15.0 million and $35.4 million for receivables acquired for the three and six months ended October 31, 1996, compared to $18.3 million and $32.4 million paid in the comparable 1995 period. Receivables that have accumulated in the warehouse credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $105 million to fund the Company's investment in the receivables portfolio. Substantially all of the Company's receivables are pledged to collateralize these credit facilities.

     On October 22, 1996, the Company completed a $105 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by NationsBank. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). It replaced an existing $75 million commercial paper conduit facility which was provided by Enterprise Funding to another special-purpose, wholly-owned subsidiary of the Company, F.I.R.C., Inc ("FIRC"). Credit enhancement for the new $105 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. Credit enhancement for the replaced $75 million facility was provided by an Auto Loan Protection Insurance ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary. The ALPI policy continues to provide credit enhancement for the $55 million warehouse credit facility.

     Receivables originally purchased by the Company are financed with borrowings under the warehouse credit facility. Once a sufficient amount of receivables have been accumulated, the receivables are transferred from FIRC to FIARC with advances under the commercial paper facility used to repay borrowings under the warehouse credit facility. Once receivables are transferred to the FIARC subsidiary and pledged as collateral for commercial paper borrowings, the ALPI policy with respect to the transferred receivables is canceled with any unearned premiums returned to FIRC. FIARC may borrow up to 90% of the face amount of the receivables being transferred. In addition, a cash reserve equal to 1% of the outstanding borrowings under the commercial paper facility must be maintained in a reserve account for the benefit of the creditors and surety bond provider.

     Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to 0.25% per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to 0.35% per annum is assessed based on the outstanding borrowings under the facility. The commercial paper facility has been initially provided for a term of one year, expiring October 21, 1997. If the facility were not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the warehouse credit facility.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolio. The Company received such payments in the amount of

$29.8 million and $20.8 million for the six months ended October 31, 1996 and 1995, respectively. Such cash flow funds repayment of amounts borrowed under the warehouse credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the six months ended, the Company required net cash flow of $14.0 million in 1996 and $16.7 million in 1995 (cash required to acquire receivables net of principal payments on receivables) to fund the growth of its receivables portfolio.

     The following table summarizes borrowings under the warehouse credit facility and the commercial paper facility (dollars in thousands):

                                         AS OF OR FOR THE
                                            SIX MONTHS
                                              ENDED
                                           OCTOBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
WAREHOUSE CREDIT FACILITY:
At period-end:
     Balance outstanding.............  $  50,223  $  43,110
     Weighted average interest
      rate(1)........................       6.66%      6.33%
During period(2):
     Maximum borrowings
      outstanding....................  $  50,223  $  55,000
     Weighted average balance
      outstanding....................     39,505     48,993
     Weighted average interest
      rate...........................       6.83%      6.80%
COMMERCIAL PAPER FACILITY:
At period-end:
     Balance outstanding.............  $  27,075  $  59,322
     Weighted average interest
      rate(1)........................       7.03%      6.12%
During period(2):
     Maximum borrowings
      outstanding....................  $  35,227  $  59,322
     Weighted average balance
      outstanding....................     31,992     49,216
     Weighted average interest
      rate...........................       7.15%      6.36%
------------
  (1) Based on interest rates, facility fees and hedge instruments applied to borrowings outstanding at period-end.

  (2) Based on month-end balances.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law which do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. On August 7, 1996, the Company entered into a new swap agreement with NationsBank of Texas, N.A. pursuant to which the Company's interest rate exposure is fixed, through August 1997, at a rate of 5.545% on a notional amount of $100 million. This agreement may be extended to August 1999, at the sole discretion of NationsBank of Texas, N.A.

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

                                                         OCTOBER 31,
                                       -----------------------------------------------
                                               1995                      1996
                                       ---------------------     ---------------------
                                       RECEIVABLES   RESERVE     RECEIVABLES   RESERVE
                                         BALANCE     BALANCE       BALANCE     BALANCE
                                       -----------   -------     -----------   -------
Core Program:
     Insured by third party
       insurer.......................    $ 6,901     $ --         $   3,430     $  --
     Other receivables(1)............     57,469        534(2)       96,817       760(2)
Participating Program................     13,405      1,089(3)        6,769       546(3)
                                       -----------               -----------
                                         $77,775                  $ 107,016
                                       ===========               ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                   0.9%                      0.8%
Dealer reserves as a percentage of
  participating program
  receivables........................                   8.1%                      8.1%

------------
(1) Represents receivables reinsured by Company's insurance affiliate or receivables on which no credit loss insurance exists.

(2) Represents the balance of the Company's allowance for credit losses.

(3) Represents the balance of the dealer reserve accounts.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     CORE PROGRAM AND PORTFOLIO ACQUISITIONS. Under the core program and for receivables acquired pursuant to bulk portfolio acquisitions, the Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. With the completion of the $105 million commercial paper conduit financing in October 1996, credit loss insurance and the Company's reinsurance liability is cancelled upon the transfer of receivables to FIARC utilizing commercial paper borrowings. Provisions for credit losses of $401,367 and $760,974 have been recorded for the three and six months ended October 31, 1996, respectively, for losses which are reinsured by the Company's captive insurance subsidiary and for losses on receivables pledged as collateral under the commercial paper conduit facility.

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

     As a result of a shift in the preference of dealers to sell receivables to the Company under the core program rather than the participating program, the participating program accounted for only 6% of the aggregate receivables held by the Company as of October 31, 1996, representing a 11% decrease from 17% on October 31, 1995. Management believes that this trend will continue and that the significance of the participating program by comparison to the core program, will diminish over future periods.

     The following table summarizes the status and collection experience of receivables acquired by the Company (dollars in thousands):

                                           AS OF OR FOR THE SIX MONTHS ENDED OCTOBER 31,
                                        ----------------------------------------------------
                                                 1995                         1996
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
CORE PROGRAM AND PORTFOLIO
  ACQUISITIONS:
Delinquent amount outstanding:
     30 - 59 days....................       92         $ 1,510          129         $ 2,051
     60 - 89 days....................       16             246           31             513
     90 days or more.................       30             502           59           1,023
                                           ---        ---------         ---        ---------
Total delinquencies..................      138         $ 2,258          219         $ 3,587
                                           ---        ---------         ---        ---------
Total delinquencies as a percentage
  of outstanding receivables acquired
  pursuant to portfolio acquisitions
  and the core program...............      2.4%            2.5%         2.5%            2.6%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to portfolio
  acquisitions and the core
  program(2)(3)......................     --               1.0%        --               1.4%

PARTICIPATING PROGRAM:
Delinquent amount outstanding:
     30 - 59 days....................       64         $   685           25         $   205
     60 - 89 days....................        8             100            2              15
     90 days or more.................       20             291           15             175
                                           ---        ---------         ---        ---------
Total delinquencies..................       92         $ 1,076           42         $   395
                                           ---        ---------         ---        ---------
Total delinquencies as a percentage
  of participating program
  receivables........................      6.0%            6.0%         4.2%            4.7%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to the
  participating program..............     --                 0%        --                 0%

                                                   (FOOTNOTES ON FOLLOWING PAGE)

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

10.29   -- Security Agreement dated as of October 22, 1996 among First
           Investors Auto Receivables Corporation, Enterprise Funding Corporation, Texas Commerce Bank National Association, MBIA Insurance Corporation, NationsBank N.A., and First Investors Financial Services, Inc.

10.30   -- Note Purchase Agreement dated as of October 22, 1996 between First
           Investors Auto Receivables Corporation and Enterprise Funding Corporation.

10.31   -- Purchase Agreement dated as of October 22, 1996 between First
           Investors Financial Services, Inc. and First Investors Auto Receivables Corporation.

10.32   -- Insurance Agreement dated as of October 1, 1996 among First
           Investors Auto Receivables Corporation, MBIA Insurance Corporation, First Investors Financial Services, Inc., Texas Commerce Bank National Association and NationsBank N.A.

10.33   -- Servicing Agreement dated as of October 22, 1996 between First
           Investors Auto Receivables Corporation and General Electric Capital Corporation.

10.34   -- Amended and Restated Credit Agreement dated as of October 30, 1996 among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as Agent for the financial institutions party thereto.

10.35   -- Amended and Restated Collateral Security Agreement dated as of
           October 30, 1996 between F.I.R.C., Inc. and Texas Commerce Bank National Association as collateral agent for the ratable benefit of NationsBank of Texas, N.A., individually and as agent for the financial institutions party to the Amended and Restated Credit Agreement filed as Exhibit 10.34.

10.36   -- Amended and Restated Purchase Agreement dated as of October 30,
           1996 between First Investors Financial Services, Inc. and F.I.R.C., Inc.

10.37   -- Amended and Restated Servicing Agreement between F.I.R.C., Inc.
           and General Electric Capital Corporation.

27      -- Financial Data Schedule for the Second Quarter October 31, 1996 of
           Fiscal Year April 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                  (Registrant)

Date:  December 13, 1996         By: /s/ Tommy A. Moore, Jr.
                                         TOMMY A. MOORE, JR.
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  December 13, 1996         By: /s/ Bennie H. Duck
                                         BENNIE H. DUCK
                                SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER