Form 10-Q
period 1997-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1997-03-14
CIK 948034

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

                                          SHARES
                                      OUTSTANDING AT
            CLASS                     MARCH 3, 1997
            -----                    ----------------
COMMON STOCK -- $.001 PAR VALUE          5,566,669

================================================================================

                FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.,
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                JANUARY 31, 1997

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1996 and
                   January 31, 1997.....................        3

                   Consolidated Statements of Operations
                   for the Three Months and
                   Nine Months Ended January 31, 1996 and
                   1997.................................        4

                   Consolidated Statement of
                   Shareholders' Equity for the Nine
                   Months Ended January 31, 1997........        5

                   Consolidated Statements of Cash Flows
                   for the Nine Months Ended
                   January 31, 1996 and 1997............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       10

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       18

           SIGNATURES...................................       18

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1996 AND JANUARY 31, 1997

                                          APRIL 30,       JANUARY 31,
                                            1996              1997
                                       ---------------    ------------
                                                          (UNAUDITED)
           ASSETS
Receivables Held for Investment,
  net................................  $    96,263,092    $112,461,633
Cash and Short-Term Investments,
  including restricted cash of
  $3,048,148 and $2,446,015..........        6,649,417       3,853,196
Other Receivables:
     Due from servicer...............        5,266,531       7,160,107
     Accrued interest................        1,613,953       1,946,411
Assets Held for Sale.................        1,912,050       2,027,727
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,830,689       2,077,400
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $446,603 and $604,565......          828,613       1,060,227
     Federal income tax receivable...          295,523         --
     Deferred income tax asset.......          --              151,977
                                       ---------------    ------------
          Total assets...............  $   115,659,868    $130,738,678
                                       ===============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Secured credit facilities.......  $    91,048,636    $104,836,667
Other Liabilities:
     Due to dealers..................          806,634         471,654
     Accounts payable and accrued
       liabilities...................        1,692,942       1,217,517
     Current income taxes payable....          193,434         331,879
     Deferred income taxes payable...          125,472         --
                                       ---------------    ------------
          Total liabilities..........       93,867,118     106,857,717
                                       ---------------    ------------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        3,322,265       5,410,476
                                       ---------------    ------------
          Total shareholders'
          equity.....................       21,792,750      23,880,961
                                       ---------------    ------------
          Total liabilities and
          shareholders' equity.......  $   115,659,868    $130,738,678
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1995 AND 1996
                                  (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                        ----------------------------      ----------------------------
                                        JANUARY 31,      JANUARY 31,      JANUARY 31,      JANUARY 31,
                                           1996             1997             1996             1997
                                        -----------      -----------      -----------      -----------
Interest Income......................   $ 3,776,238      $ 4,553,835      $10,035,925      $13,631,492
Interest Expense.....................     1,325,653        1,739,780        3,817,379        4,968,603
                                        -----------      -----------      -----------      -----------
          Net interest income........     2,450,585        2,814,055        6,218,546        8,662,889
Provision for Credit Losses..........       280,000          521,000          500,000        1,281,974
                                        -----------      -----------      -----------      -----------
Net Interest Income After Provision
  for Credit Losses..................     2,170,585        2,293,055        5,718,546        7,380,915
                                        -----------      -----------      -----------      -----------
Other Income:
     Late fees and other.............       186,802          163,292          413,513          480,886
                                        -----------      -----------      -----------      -----------
Operating Expenses:
     Servicing fees..................       294,118          389,116          797,927        1,123,641
     Salaries and benefits...........       527,151          602,618        1,325,851        1,720,048
     Other...........................       357,089          631,544        1,372,694        1,729,591
                                        -----------      -----------      -----------      -----------
          Total operating expenses...     1,178,358        1,623,278        3,496,472        4,573,280
                                        -----------      -----------      -----------      -----------
Income Before Provision for Income
  Taxes..............................     1,179,029          833,069        2,635,587        3,288,521
                                        -----------      -----------      -----------      -----------
Provision for Income Taxes:
     Current.........................       526,388          834,379          858,463        1,477,759
     Deferred........................      (101,937)        (530,309)          90,348         (277,449)
                                        -----------      -----------      -----------      -----------
          Total provision for income
            taxes....................       424,451          304,070          948,811        1,200,310
                                        -----------      -----------      -----------      -----------
Net Income...........................   $   754,578      $   528,999      $ 1,686,776      $ 2,088,211
                                        -----------      -----------      -----------      -----------
Preferred Stock Dividends............       --               --               (50,033)         --
                                        -----------      -----------      -----------      -----------
Net Income Allocable to Common
  Shareholders before Redemption of
  Preferred Stock....................       754,578          528,999        1,636,743        2,088,211
Premium Paid Upon Redemption of
  Preferred Stock....................       --               --              (160,000)         --
                                        -----------      -----------      -----------      -----------
Net Income Allocable to Common
  Shareholders after Redemption of
  Preferred Stock....................   $   754,578      $   528,999      $ 1,476,743      $ 2,088,211
                                        ===========      ===========      ===========      ===========
Net Income Per Common Share before
  Redemption of Preferred Stock......         $0.14            $0.10            $0.36            $0.38
                                        ===========      ===========      ===========      ===========
Net Income Per Common Share after
  Redemption of Preferred Stock......         $0.14            $0.10            $0.33            $0.38
                                        ===========      ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1997
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN        RETAINED
                                        STOCK       CAPITAL        EARNINGS        TOTAL
                                       -------   --------------  ------------  --------------
Balance, April 30, 1996..............  $5,567    $   18,464,918  $  3,322,265  $   21,792,750
     Net income......................    --            --           2,088,211       2,088,211
                                       -------   --------------  ------------  --------------
Balance, January 31, 1997............  $5,567    $   18,464,918  $  5,410,476  $   23,880,961
                                       =======   ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 1996 AND 1997
                                  (UNAUDITED)

                                            1996             1997
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $     1,686,776  $     2,088,211
     Adjustments to reconcile net
       income to net cash provided
       by (used in) operating
       activities --
          Depreciation and
            amortization expense.....          807,107        1,296,635
          Provision for credit
            losses...................          500,000        1,281,974
          Charge-offs, net of
            recoveries...............         (429,531)      (1,078,110)
     (Increase) decrease in:
          Accrued interest
            receivable...............         (551,518)        (332,458)
          Restricted cash............          185,491          602,133
          Deferred financing costs
            and other................         (245,196)        (351,911)
          Funds held under
            reinsurance agreement....       (1,007,408)         753,289
          Due from servicer..........       (1,404,488)      (1,893,576)
          Deferred income tax
            asset....................           90,348         (151,977)
          Federal income tax
            receivable...............        --                 295,523
     Increase (decrease) in:
          Due to dealers.............         (187,766)        (334,980)
          Accounts payable and
            accrued liabilities......           80,484         (475,425)
          Due to shareholders........          (46,667)       --
          Current income taxes
            payable..................            4,813          138,445
          Deferred income taxes
            payable..................        --                (125,472)
                                       ---------------  ---------------
               Net cash provided by
                 (used in) operating
                 activities..........         (517,555)       1,712,301
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of receivables.........      (48,874,338)     (50,343,166)
     Principal payments from
       receivables...................       23,901,652       32,708,055
     Purchase of furniture and
       equipment.....................          (53,655)         (59,308)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........      (25,026,341)     (17,694,419)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on
       secured debt..................       39,261,938       43,578,774
     Principal payments made on --
          Secured debt...............      (22,780,000)     (29,790,744)
          Unsecured debt.............       (5,000,000)       --
     Proceeds from issuance of common
       stock, net of issuance costs..       18,466,818        --
     Redemption of preferred stock...         (960,000)       --
     Preferred stock dividends
       paid..........................          (50,033)       --
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........       28,938,723       13,788,030
                                       ---------------  ---------------
Increase (Decrease) in Cash and
  Short-Term Investments.............        3,394,827       (2,194,088)
Cash and Short-Term Investments at
  Beginning of Period................        1,517,438        3,601,269
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $     4,912,265  $     1,407,181
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     3,553,304  $     4,610,661
          Income taxes...............          854,100        1,043,793

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1996 AND 1997

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of January 31, 1997, approximately 46 percent of receivables held for investment were located in Texas. The Company currently operates in 17 states.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of January 31, 1997, and the results of its operations for the three months and nine months ended January 31, 1996 and 1997, and its cash flows for the nine months ended January 31, 1996 and 1997.

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

     Certain reclassifications have been made to the 1996 amounts to conform with the 1997 presentation.

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders after preferred dividends, if any, and in the case of the three and nine months ended January 31, 1996, the premium paid to the holders of the 1993 preferred stock upon its redemption, divided by the weighted average number of shares of common stock outstanding, adjusted for a 3-for-1 stock split paid on June 7, 1995. The weighted average common shares outstanding for the three months ended January 31, 1996 and 1997, were 5,566,669 and 5,566,669, respectively; and for the nine months ended January 31, 1996 and 1997, were 4,492,756 and 5,566,669, respectively.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                         APRIL 30,       JANUARY 31,
                                            1996            1997
                                       --------------  ---------------
Receivables..........................  $   94,357,356  $   109,773,043
Unamortized premium and deferred
  fees...............................       2,535,863        3,522,581
Allowance for credit losses..........        (630,127)        (833,991)
                                       --------------  ---------------
     Net receivables.................  $   96,263,092  $   112,461,633
                                       ==============  ===============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CORE PROGRAM. At January 31, 1997, the Company had investments in receivables pursuant to the core program with an aggregate principal balance of $104,031,422.

     Activity in the allowance for credit losses for the nine months ended January 31, 1997, was as follows:

Balance, beginning of period.........  $    630,127
Provision for credit losses..........     1,281,974
Charge-offs, net of recoveries.......    (1,078,110)
                                       ------------
Balance, end of period...............  $    833,991
                                       ============

     PARTICIPATING PROGRAM. At January 31, 1997, the Company had investments in receivables pursuant to the dealer recourse program with an aggregate principal balance of $5,610,016. The Company was reimbursed by participating dealers for $9,697 of expenses incurred during the nine months ended January 31, 1997. During the nine months ended January 31, 1997, excess interest of $69,357 was remitted to the dealers pursuant to this program.

     The following table summarizes activity in the dealer reserves for the nine months ended January 31, 1997.

Balance, beginning of period.........  $    765,504
Additions............................        14,837
Charges to dealer reserve accounts,
  net of recoveries..................      (315,088)
Amounts remitted to dealers..........        (2,382)
                                       ------------
Balance, end of period...............  $    462,871
                                       ============

     PORTFOLIO ACQUISITIONS. At January 31, 1997, the Company had receivables with an aggregate principal balance of $131,605 which were acquired in portfolio transactions.

4.  DEBT

     Borrowings under the warehouse credit facility and commercial paper facility were $33,450,000 and $71,386,667, respectively, at January 31, 1997, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 6.25 percent and 6.24 percent, respectively.

     The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements.

     On October 22, 1996, the Company completed a $105 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by NationsBank, N.A. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation. It replaced an existing $75 million commercial paper conduit facility which was provided by Enterprise Funding to another special-purpose, wholly-owned subsidiary of the Company, F.I.R.C., Inc. Credit enhancement for the new $105 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. Borrowings under the commercial paper facility bear interest at

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended January 31, 1997 was $528,999, a decrease of 30% from that reported for the comparable period in the preceding year of $754,578. Net income for the nine months ended January 31, 1997 was $2,088,211, an increase of 24% from that reported for the comparable period in the preceding year of $1,686,776. Earnings per common share from operations were $0.10 and $0.38 for the three and nine months ended January 31, 1997, respectively. All share and per share data has been restated to reflect the 3:1 stock split paid on June 7, 1995, effected in the form of a stock dividend.

NET INTEREST INCOME

     The continued profitability of the Company during these periods has been achieved by the growth of the receivables portfolio and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                                             AS OF OR FOR THE
                                                             NINE MONTHS ENDED
                                                                JANUARY 31,
                                                           ---------------------
                                                              1996        1997
                                                           ---------  ----------
Investment in receivables:
     Number..............................................      7,754      10,021
     Principal balance...................................  $  84,868  $  109,773
     Average principal balance of
      receivables outstanding during
      the period.........................................  $  74,207  $  103,577

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          JANUARY 31,           JANUARY 31,
                                      --------------------  --------------------
                                        1996       1997       1996       1997
                                      ---------  ---------  ---------  ---------
Interest income(1)..................  $   3,776  $   4,554  $  10,036  $  13,631
Interest expense....................      1,326      1,740      3,817      4,968
                                      ---------  ---------  ---------  ---------
     Net interest income............  $   2,450  $   2,814  $   6,219  $   8,663
                                      =========  =========  =========  =========
------------
(1) Amounts shown are net of yield participations paid to dealers pursuant to the participating program of $56, $29, $175 and $69, respectively.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                       THREE MONTHS           NINE MONTHS
                                           ENDED                 ENDED
                                        JANUARY 31,           JANUARY 31,
                                    --------------------  --------------------
                                      1996       1997       1996       1997
                                    ---------  ---------  ---------  ---------
Effective yield on receivables(1)..      18.6%      16.9%      18.0%      17.5%
Average cost of debt(2)............       6.7        6.7        6.9        6.6
                                    ---------  ---------  ---------  ---------
Net interest spread(3).............      11.9%      10.2%      11.1%      10.9%
                                    =========  =========  =========  =========
Net interest margin(4).............      12.0%      10.4%      11.2%      11.2%
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

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three and nine months ended January 31, 1997 to $2.814 million and $8.663 million, respectively, from $2.450 million and $6.219 million for the comparable periods in the preceding year. Net interest income in 1997 represents increases of 15% and 39% from the same periods in 1996.

     Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    JANUARY 31,                             JANUARY 31,
                                                   1996 TO 1997                            1996 TO 1997
                                        -----------------------------------     -----------------------------------
                                         INCREASE (DECREASE)                     INCREASE (DECREASE)
                                          DUE TO CHANGE IN                        DUE TO CHANGE IN
                                        ---------------------                   ---------------------
                                         AVERAGE                                 AVERAGE
                                        PRINCIPAL     AVERAGE     TOTAL NET     PRINCIPAL     AVERAGE     TOTAL NET
                                         AMOUNT        RATE       INCREASE       AMOUNT        RATE       INCREASE
                                        ---------     -------     ---------     ---------     -------     ---------
Interest income......................    $ 1,240      $ (462)      $   778       $ 3,972       $(377)      $ 3,595
Interest expense.....................        419          (5)          414         1,352        (201)        1,151
                                        ---------     -------     ---------     ---------     -------     ---------
Net interest income..................    $   821      $ (457)      $   364       $ 2,620       $(176)      $ 2,444
                                        =========     =======     =========     =========     =======     =========

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JANUARY 31, 1997 AND 1996 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for the 1997 periods increased to $4,554 and $13,631 for the respective periods. These results compare with $3,776 and $10,036 for the comparable periods in 1996 and reflects an increase of 21% and 36%, respectively. The increase in interest income is due to an increase in the average principal balance of receivables held of 33% and 40%, respectively from the 1996 to 1997 comparable periods. The increase in average principal balance of receivables held for the three and nine months ended offset a 1.7% and 0.5% decline, respectively, in the effective yield realized on the receivables. The effective yield for the nine months ended was flat relative to the prior period. Management attributes the decrease in yield to a reduction in financing fees paid by dealers and an increase in the percentage of receivables on which rate participation is paid to dealers as incentive to utilize the Company's financing programs.

     INTEREST EXPENSE. Interest expense in 1997 increased to $1,740 and $4,968 as compared to $1,326 and $3,817 in 1996. The increase of 31% and 30% was due to an increase in the weighted average borrowings outstanding of 32% and 35%. The weighted average cost of debt was unchanged in the three month period and declined 0.3% in the nine month period as compared to 1996, reflecting a general decline in market rates and the expiration of certain interest rate swaps during the period.

     NET INTEREST INCOME. Net interest income increased to $2,814 and $8,663, respectively in 1997, an increase of 15% and 39%, respectively over the comparable 1996 period. The increase resulted from the growth of the receivables portfolio which offset a decline of 1.7% and 0.2% in the net interest spread over the prior year periods.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1997 increased to $521 and $1,282 as compared to $280 and $500 in 1996. The increase was the result of the growth of the Company's receivables portfolio and the continued strategy of building loan loss reserve in excess of net charge-offs.

     LATE FEES AND OTHER INCOME. Other income decreased to $163 and $481 from $187 and $414 in 1996. Other income primarily represents interest income earned on short-term marketable securities and money market instruments, due to the issuance of common stock in October 1995.

     SERVICING FEE EXPENSES. Servicing fee expenses increased to $389 and $1,124 in 1997 from $294 and $798 in 1996. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the growth in the number of receivables serviced, which increased by 2,267 from 1996 to 1997.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased to $603 and $1,720 in 1997 from $527 and $1,326 in 1996. The increase was primarily due to an increase in full time employees which was necessitated by the expansion of the Company's operations.

     OTHER EXPENSES. Other expenses increased to $632 from $357 for the three months ended and increased to $1,730 from $1,373 for the nine months ended. The increase was primarily due to the expansion of the Company's operations and an increase on the volume of loan applications received.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1997, income before provision for income taxes decreased to $833 or 29% and increased to $3,289 or 25% from the comparable periods in 1996. These changes were a result of the increase in net interest income after provision for credit losses of $122 and $1,662 partially offset by an increase in operating expenses of $445 and $1,077, respectively.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company funds the purchase price of the receivables through the use of a $55 million warehouse credit facility. The current warehouse credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. The Company paid $15.0 million and $50.3 million for receivables acquired for the three and nine months ended January 31, 1997, compared to $16.4 million and $48.9 million paid in the comparable 1996 period. Receivables that have accumulated in the warehouse credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $105 million to fund the Company's investment in the receivables portfolio. Substantially all of the Company's receivables are pledged to collateralize these credit facilities.

     On October 22, 1996, the Company completed a $105 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by NationsBank, N.A. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). It replaced an existing $75 million commercial paper conduit facility which was provided by Enterprise Funding to another special-purpose, wholly-owned subsidiary of the Company, F.I.R.C., Inc ("FIRC"). Credit enhancement for the new $105 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. Credit enhancement for the replaced $75 million facility was provided by an Auto Loan Protection Insurance ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary. The ALPI policy continues to provide credit enhancement for the $55 million warehouse credit facility.

     Receivables originally purchased by the Company are financed with borrowings under the warehouse credit facility. Once a sufficient amount of receivables have been accumulated, the receivables are transferred from FIRC to FIARC with advances under the commercial paper facility used to repay borrowings under the warehouse credit facility. Once receivables are transferred to the FIARC subsidiary and pledged as collateral for commercial paper borrowings, the ALPI policy with respect to the transferred receivables is cancelled with any unearned premiums returned to FIRC. FIARC may borrow up to 90% of the face amount of the receivables being transferred. In addition, a cash reserve equal to 1% of the outstanding borrowings under the commercial paper facility must be maintained in a reserve account for the benefit of the creditors and surety bond provider.

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

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolio. The Company received such payments in the amount of

$45.1 million and $32.9 million for the nine months ended January 31, 1997 and 1996, respectively. Such cash flow funds repayment of amounts borrowed under the warehouse credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the nine months ended, the Company required net cash flow of $17.6 million in 1997 and $25.0 million in 1996 (cash required to acquire receivables net of principal payments on receivables) to fund the growth of its receivables portfolio.

     The following table summarizes borrowings under the warehouse credit facility and the commercial paper facility (dollars in thousands):

                                         AS OF OR FOR THE
                                            NINE MONTHS
                                              ENDED
                                            JANUARY 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
WAREHOUSE CREDIT FACILITY:
At period-end:
     Balance outstanding.............  $  37,790  $  33,450
     Weighted average interest
      rate(1)........................       6.73%      6.25%
During period(2):
     Maximum borrowings
      outstanding....................  $  50,223  $  55,000
     Weighted average balance
      outstanding....................     38,040     47,335
     Weighted average interest
      rate...........................       6.95%      6.72%
COMMERCIAL PAPER FACILITY:
At period-end:
     Balance outstanding.............  $  43,355  $  71,387
     Weighted average interest
      rate(1)........................       6.83%      6.24%
During period(2):
     Maximum borrowings
      outstanding....................  $  46,921  $  71,387
     Weighted average balance
      outstanding....................     35,915     52,808
     Weighted average interest
      rate...........................       6.82%      6.52%
------------
  (1) Based on interest rates, facility fees and hedge instruments applied to borrowings outstanding at period-end.

  (2) Based on month-end balances.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. On August 7, 1996, the Company entered into a new swap agreement with NationsBank of Texas, N.A. pursuant to which the Company's interest rate exposure is fixed, through August 1997, at a rate of 5.545% on a notional amount of $100 million. This agreement may be extended to August 1999, at the sole discretion of NationsBank of Texas, N.A.

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

                                                         JANUARY 31,
                                       -----------------------------------------------
                                               1996                      1997
                                       ---------------------     ---------------------
                                       RECEIVABLES   RESERVE     RECEIVABLES   RESERVE
                                         BALANCE     BALANCE       BALANCE     BALANCE
                                       -----------   -------     -----------   -------
Core Program:
     Insured by third party
       insurer.......................    $ 5,989     $ --         $   2,720     $  --
     Other receivables(1)............     67,520        600(2)      101,443       834(2)
Participating Program................     11,359        942(3)        5,610       463(3)
                                       -----------               -----------
                                         $84,868                  $ 109,773
                                       ===========               ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                   0.9%                      0.8%
Dealer reserves as a percentage of
  participating program
  receivables........................                   8.3%                      8.3%

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

     CORE PROGRAM AND PORTFOLIO ACQUISITIONS. Under the core program and for receivables acquired pursuant to bulk portfolio acquisitions, the Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. With the completion of the $105 million commercial paper conduit financing in October 1996, credit loss insurance and the Company's reinsurance liability is cancelled upon the transfer of receivables to FIARC utilizing commercial paper borrowings. Provisions for credit losses of $521,000 and $1,281,974 have been recorded for the three and nine months ended January 31, 1997, respectively, for losses which are reinsured by the Company's captive insurance subsidiary and for losses on receivables pledged as collateral under the commercial paper conduit facility.

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

     As a result of a shift in the preference of dealers to sell receivables to the Company under the core program rather than the participating program, the participating program accounted for only 5% of the aggregate receivables held by the Company as of January 31, 1997, representing a 8% decrease from 13% on January 31, 1996. Management believes that this trend will continue and that the significance of the participating program by comparison to the core program, will diminish over future periods.

     The following table summarizes the status and collection experience of receivables acquired by the Company (dollars in thousands):

                                           AS OF OR FOR THE NINE MONTHS ENDED OCTOBER 31,
                                        ----------------------------------------------------
                                                 1996                         1997
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
CORE PROGRAM AND PORTFOLIO
  ACQUISITIONS:
Delinquent amount outstanding:
     30 - 59 days....................      115         $ 1,642          154         $ 2,412
     60 - 89 days....................       23             372           65             947
     90 days or more.................       39             663           78           1,310
                                           ---        ---------         ---        ---------
Total delinquencies..................      177         $ 2,677          297         $ 4,669
                                           ---        ---------         ---        ---------
Total delinquencies as a percentage
  of outstanding receivables acquired
  pursuant to portfolio acquisitions
  and the core program...............      2.7%            2.5%         3.1%            3.2%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to portfolio
  acquisitions and the core
  program(2)(3)......................     --               1.1%        --               1.5%

PARTICIPATING PROGRAM:
Delinquent amount outstanding:
     30 - 59 days....................       27         $   269           32         $   316
     60 - 89 days....................       11              96            7              54
     90 days or more.................       18             224           10             112
                                           ---        ---------         ---        ---------
Total delinquencies..................       56         $   589           49         $   482
                                           ---        ---------         ---        ---------
Total delinquencies as a percentage
  of participating program
  receivables........................      4.0%            3.9%         5.4%            6.5%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to the
  participating program..............     --                 0%        --                 0%

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

10.38   -- Third Amendment dated January 20, 1997 to the Employment Agreement dated as of March 20, 1992 between the Registrant and Tommy A. Moore Jr.

27      -- Financial Data Schedule for the Third Quarter January 31, 1997 of
           Fiscal Year April 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                  (Registrant)

Date:  March 14, 1997            By: /s/ Tommy A. Moore, Jr.
                                         TOMMY A. MOORE, JR.
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  March 14, 1997            By: /s/ Bennie H. Duck
                                         BENNIE H. DUCK
                                SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER