Form 10-K405
period 1997-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1997-07-15
CIK 948034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
      _________________

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

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
--------------------------------------------------------------------------------
                         Common Stock - $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 1997, based on the closing price of the Common Stock on the NASDAQ National Market on said date, was $14,821,275.

     There were 5,566,669 shares of Common Stock of the registrant outstanding as of June 30, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 3, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1997.

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                    FORM 10-K
                                 APRIL 30, 1997

                                TABLE OF CONTENTS

                                                 PAGE NO.
                                                 --------

                         PART I
Item 1.  Business.............................       1
Item 2.  Properties...........................      14
Item 3.  Legal Proceedings....................      14
Item 4.  Submission of Matters to a Vote of
           Security Holders...................      14

                         PART II
Item 5.  Market for Registrants' Common Equity
           and Related Shareholder Matters....      15
Item 6.  Selected Consolidated Financial
           Data...............................      16
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................      18
Item 8.  Financial Statements and
           Supplementary Data.................      27
Item 9.  Changes in and Disagreements With
           Accountants on Accounting and
           Financial Disclosure...............      27

                        PART III
Item 10. Directors and Executive Officers.....      28
Item 11. Executive Compensation...............      28
Item 12. Security Ownership of Certain
           Beneficial Owners and Management...      28
Item 13. Certain Relationships and Related
           Transactions.......................      28

                         PART IV
Item 14. Exhibits, Financial Statement
           Schedules, and Reports on Form
           8-K................................      28

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     First Investors Financial Services Group, Inc. (the "Company") is a specialized consumer finance company engaged in the purchase and retention of receivables originated by franchised automobile dealers from the sale of new and late-model used vehicles to consumers with substandard credit profiles. The Company does not securitize receivables for resale to investors. As of April 30, 1997, the Company held receivables in the aggregate principal amount of $115,742,904 having an effective yield of 17.1% and a net interest spread to the Company of 10.6% (net of cost of funds and other carrying costs).

HISTORY

     The Company was organized in 1989 by Tommy A. Moore, Jr. and Walter A. Stockard to conduct an automobile finance business, with Mr. Moore providing the operating expertise and Mr. Stockard and members of his family furnishing the initial financial support. During the first three years of the Company's existence, its operations consisted primarily of purchasing and pooling receivables for resale to financial institutions and others. In March 1992, the Company obtained additional capital from a group of private investors and decided to expand its operations and reorient its business. Instead of acquiring receivables for resale, the Company adopted a strategy of purchasing receivables for retention. In October 1992, the Company established its warehouse credit facility for this purpose and began to retain all receivables acquired.

INDUSTRY

     The automobile finance industry is the second largest consumer finance market in the United States. Most automobile financing is provided by captive finance subsidiaries of major automobile manufacturers, banks, thrifts, credit unions and independent finance companies such as the Company. The overall industry is generally segmented according to the type of vehicle sold (new vs.
used), the nature of the dealership (franchised vs. independent) and the credit characteristics of the borrower (prime vs. sub-prime). The Company believes that the vast majority of the automobile financing that is being provided by captive finance companies and financial institutions tends to be for new vehicles purchased by borrowers with sound credit profiles. On the other hand, the independent finance companies generally tend to serve the sub-prime market. The sub-prime market is comprised of individuals who are relatively high credit risks and who have limited access to traditional financing sources, generally due to unfavorable past credit experience, low income or limited financial resources and/or the absence or limited extent of prior credit history.

ORIGINATING DEALER BASE

     GENERAL. The Company primarily purchases receivables from the new and used car departments of dealers operating under franchises from the major automobile manufacturers. The Company does not do business with "independent" dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5% of the receivables owned by the Company at April 30, 1997, and no dealer or group of related dealers originated more than 5% of the receivables held by the Company at that date. The volume and frequency of receivable purchases from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

     LOCATION OF DEALERS. Approximately 30% of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989. The Company commenced operations in Utah and Idaho in 1992 and, during the past three years, has expanded its dealership base into Missouri, Colorado, Oklahoma, Kansas, Georgia, Ohio, Michigan, Iowa, Nebraska, Kentucky,

Tennessee, North Carolina, South Carolina, and Arizona. As of April 30, 1997, the Company had completed the licensing process in Minnesota, Virginia, Indiana, Washington, Oregon, California, New Mexico, Illinois, Alabama, and New York, but had not commenced operations in those states.

     The following table summarizes, with respect to each state in which the Company operates, the date operations commenced, the number of dealers with whom the Company had agreements in such state as of April 30, 1997, and the number of receivables (and percentage of total receivables) acquired by the Company from dealers in such state during the last two fiscal years:

                                                                                RECEIVABLES ACQUIRED
                                                                       ---------------------------------------
                                                                           YEAR ENDED           YEAR ENDED
                                          DATE         NUMBER OF         APRIL 30, 1996       APRIL 30, 1997
                                        BUSINESS       DEALERS AT      ------------------   ------------------
               STATES                   COMMENCED    APRIL 30, 1997    NUMBER       %       NUMBER       %
-------------------------------------   ---------    --------------    ------   ---------   ------   ---------
Texas................................      2/89             311        5,137         60.2%  5,026         47.7%
Oklahoma.............................      7/94              85          698          8.2     784          7.4
Georgia..............................      9/94              96          679          8.0   1,408         13.4
Ohio.................................      9/94             128          630          7.4   1,304         12.4
Missouri.............................     12/93              95          392          4.6     550          5.2
Utah.................................     10/92              63          326          3.8     256          2.4
Michigan.............................     10/94              89          170          2.0     349          3.3
Colorado.............................      8/94              72          218          2.6     198          1.9
All others(1)........................     --                204          279          3.2     668          6.3
                                                     --------------    ------   ---------   ------   ---------
          Total......................                     1,143        8,529        100.0%  10,543       100.0%
                                                     ==============    ======   =========   ======   =========

------------

(1) Includes dealers located in Arizona, Iowa, Kansas, Kentucky, Nebraska, North Carolina, South Carolina, Tennessee and Idaho. The aggregate receivables acquired from the dealers in each of these states represented less than 7% of total receivables acquired during the year ended April 30, 1997.

     MARKETING REPRESENTATIVES. The Company utilizes a system of regional marketing representatives to recruit, enroll and train new dealers as well as to maintain relationships with the Company's existing dealers. The representatives are full-time employees who reside in the region for which they are responsible.

     In addition to soliciting and enrolling new dealers, the regional representatives assist new dealers in assimilating the Company's system of credit application submission, review, acceptance and funding, as well as dealing with routine dealer relations on a daily basis. The role of the regional representatives is generally limited to marketing the Company's core finance programs and maintaining relationships with the Company's originating dealer base. The representatives do not enter into or modify dealer agreements on behalf of the Company, do not participate in credit evaluation or loan funding decisions and do not handle funds belonging to the Company or its dealers. Each representative reports to, and is supervised by, the Company's marketing manager in Houston.

     It has been the policy of the Company to avoid the establishment of branch offices because it believes that the expenses and administrative burden of such offices are generally unjustified. Moreover, in view of the availability of modern data transmission technology, the Company has concluded that the critical functions of credit evaluation and loan origination are best performed and controlled on a centralized basis from its Houston facility. Accordingly, as the marketing representative system has operated satisfactorily, the Company does not plan to create branch offices in the future.

DEALER FINANCING PROGRAMS

     GENERAL. The Company has two types of agreements with its originating dealers. All agreements are non-exclusive and no "sign up" fees are charged to the dealers. The most common arrangement is a conventional program (the "core program") whereby the dealer sells receivables to the Company at a negotiated price and the dealer retains no further credit risk or interest in the collections from the receivables sold. The other type of arrangement is a participating program (the "participating program") under which selected dealers sell receivables to the Company priced at par (i.e., the outstanding principal balance of the receivables) but for a period of time retain the credit risk as well as the right to receive a portion of the finance charge collections from the receivables sold. Fees paid related to the purchase of receivables include premiums for certain types of third party insurance and fees paid to third parties to verify certain application data submitted by dealers. In addition to purchasing receivables from dealers under the core and participating programs as they are originated, the Company has also acquired seasoned receivables in bulk portfolio acquisitions and may continue to do so from time to time.

     CORE PROGRAM. Under its core program, the Company had dealership agreements with 1,143 dealers at April 30, 1997. These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The receivables are purchased at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables. The agreements with the core program dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to repurchase receivables which do not conform to these warranties, under the core program the dealers do not guarantee collectability or obligate themselves to repurchase receivables solely because of payment default. As of April 30, 1997, approximately 96% of the outstanding receivables held by the Company had been acquired pursuant to the core program. Based on recent production experience and consistent with the Company's growth strategy, the Company believes it is likely that the percentage of its receivables attributable to the core program will continue to increase relative to that of the participating program.

     PARTICIPATING PROGRAM. The Company has participating program agreements with four groups of affiliated dealers consisting of 29 selected dealerships located primarily in Texas. Under these agreements, the dealers are obligated for a period of time (typically 12 to 18 months) to repurchase receivables in the event of payment defaults. Although the receivables are purchased at par, a specified portion of the purchase price is set aside in a reserve account to secure performance of the dealer's repurchase obligations. The receivables purchased are aggregated into pools of specified size and the dealer is entitled to receive monthly all finance charge collections from the pool in excess of an agreed rate. After the agreed period expires and certain conditions are met, the dealer (either automatically or, in some cases, at its election) is released from its repurchase obligations and the dealer's right to participate in a portion of finance charge collections is terminated. The portion of the reserve account exceeding a specified percentage is then released to the dealer, with the balance retained in the reserve to fund credit losses until all receivables in the pool are paid in full, at which time any funds remaining in the reserve account are paid over to the dealer. After the dealer's right to share in finance charges has terminated with respect to a particular pool, the Company's right to receive the yield from the receivables included in the pool becomes the same as for receivables acquired under the core program and the Company's default risk with respect to the pool becomes essentially the same as under the core program except for the continuing protection afforded by the retained reserve. The specific participating program agreements are subject to negotiation and differ in various respects, including reserve requirements and the amount of the dealers' participation in pool yields. As of April 30, 1997, approximately 4% of the outstanding receivables held by the Company had been acquired under the participating program. Of this amount, less than 1% of total receivables continued to be covered by a repurchase obligation from the dealer. Furthermore, the Company is no longer originating receivables under the participating program which will cause these loans as a percentage of the total portfolio to continue to decline.

     PORTFOLIO ACQUISITIONS. In addition to acquiring receivables from dealers on an ongoing basis at the time of origination, the Company may from time to time acquire pools of seasoned receivables in bulk purchases from financial institutions and others on a negotiated basis. As of April 30, 1997, less than 1% in principal amount of the outstanding receivables held by the Company had been acquired in portfolio acquisitions. In view of the Company's third-party servicing arrangements which enable it to absorb large volumes of receivables on short notice and with minimal internal disruption, the Company intends to review additional acquisition opportunities that may arise in the future.

CREDIT EVALUATION

     GENERAL. In connection with the origination of a receivable for purchase by the Company, the Company follows systematic procedures designed to eliminate unacceptable risks. This involves a three-step process whereby (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company's credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company's funding department, and (iii) additional collateral verification procedures are conducted by an independent firm under contract with the Company. During the course of this process, the Company's credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers tendering receivables.

     THIRD-PARTY COLLATERAL VERIFICATION UNDER CORE PROGRAM. As a condition to the purchase of receivables under the core program, the Company requires an individual audit evaluation by CBI Equifax ("Equifax"), a nationally recognized credit investigation service which is under contract with the Company. Equifax conducts personal telephonic interviews with each vehicle purchaser to verify the details of the credit application and to confirm that the material terms of the sale conform to the purchaser's understanding of the transaction. In some instances, Equifax field personnel examine the condition of the vehicle as an additional means of verifying collateral value. The Company will purchase a receivable under its core program only after receipt and review of a satisfactory Equifax report.

SERVICING

     The Company believes that competent, attentive and efficient servicing is as important as sound credit evaluation for purposes of assuring the integrity of a receivable. An essential ingredient in the Company's ability to absorb and carry large volumes of receivables on a cost-effective basis is the utilization of an independent third-party servicing organization under contract to perform all of the servicing functions. This enables the Company to avail itself of the strength and efficiency of a large, experienced and specialized servicing staff without incurring the payroll and administrative expense attendant to what is the most labor-intensive aspect of an automobile finance company's business.

     Since its inception in 1989, the Company has had a servicing relationship with General Electric Capital Corporation ("GECC"), an affiliate of the General Electric Corporation. The division of GECC which services the Company's receivables operates primarily as a servicer of automobile installment loans and is one of the largest such servicers in the United States. The Company has been advised that it is the only independent finance company operating in the sub-prime market for which this division performs the servicing function. The Company believes that the availability of GECC's servicing organization, which affords an infrastructure capable of absorbing increased volumes of receivables with no significant effect on the Company's internal operations, has substantially eliminated the risk that receivable additions, including those resulting from possible acquisitions, could exceed the Company's administrative capacity.

     A specific team of employees at GECC is dedicated primarily to servicing the Company's receivables. These persons coordinate with the Company's personnel on a daily basis and their familiarity with the Company's business and portfolio enable them to perform in a timely, responsive and cost-effective manner. The Company maintains data bases enabling it to monitor and confirm the accuracy of the periodic reports and other information provided by GECC and to reconcile discrepancies when they exist.

     The following table sets forth certain information concerning the volumes of receivables serviced for the Company by GECC as of the dates indicated:

                                               AS OF APRIL 30,
                                       --------------------------------
                                            1996             1997
                                       --------------  ----------------
Number of Receivables................           8,529            10,543
Aggregate Principal Amount of
  Receivables........................  $   94,357,356  $    115,742,904

     Under its servicing agreements with the Company, GECC is responsible for three primary functions: (i) receipt, review and verification of all collateral and documentation requirements, (ii) establishment and administration of payment and collection schedules, and (iii) repossession and disposition of vehicles securing defaulted receivables.

     Servicing fees paid by the Company represent a variable cost that increases in proportion to the volume of receivables carried. The Company believes that this arrangement represents a significant cost advantage in comparison to conducting the servicing function internally. During its two fiscal years ended April 30, 1997, the Company incurred servicing and related fees in the amount of $1,125,520 and $1,536,225, respectively, which represented 1.4% and 1.5%, respectively, of the average principal amount of receivables outstanding in each of the respective periods.

     The Company's current relationship with GECC is governed by a servicing agreement entered into in October 1992, although the Company has done business with GECC under prior agreements since its inception in 1989. The present agreement terminates on October 31, 2000, subject to earlier termination depending on the outcome of annual pricing renegotiations. In the event the GECC arrangement were to terminate, GECC would remain obligated to continue to service the existing receivables through their maturity. The Company considers its relationship with GECC to be satisfactory and has no reason to believe that the servicing arrangements will be terminated prior to the expiration of the current agreement.

PORTFOLIO CHARACTERISTICS

     GENERAL. In selecting receivables for inclusion in its portfolio, the Company seeks to identify vehicle purchasers whom it regards as creditworthy despite credit histories that limit their access to traditional sources of consumer credit. In addition to personal credit qualifications, the Company attempts to assure that the characteristics of the automobile sold and the terms of the sale are likely to result in a consistently performing receivable. These considerations include amount financed, monthly payments required, duration of the loan, age of the automobile, mileage on the automobile and other factors.

     CUSTOMER PROFILE. The Company's primary goal in credit evaluation is to select receivables arising from sales to customers having stable personal situations, predictable incomes and the ability and inclination to perform their obligations in a timely manner. Many of the Company's customers are persons who have experienced credit difficulties in the past by reason of illness, divorce, job loss, reduction in pay or other adversities, but who appear to the Company to have the capability and commitment to meet their obligations. Through its credit evaluation process, the Company seeks to distinguish these persons from those applicants who are chronically poor credit risks. Certain information concerning the Company's obligors for the past two fiscal years (based on credit information compiled at the time of the loan origination) is set forth in the following table:

                                            APRIL 30,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
Average monthly gross income.........  $   3,295  $   3,397
Average ratio of consumer debt to
  gross income.......................         33%        34%
Average years in current
  employment.........................          6          6
Average years in current residence...          5          5
Residence owned......................         34%        35%
Residence rented.....................         57%        56%
Other residence arrangements(1)......          9%         9%

------------

(1) Includes military personnel and persons residing with relatives.

     PORTFOLIO PROFILE. In order to manage the risks associated with the relatively high yields available in the sub-prime market, the Company endeavors to maintain a receivables portfolio having characteristics that, in its judgment, reflect an optimal balance between achievable yield and acceptable risk. The following table sets forth certain information concerning the composition of the Company's portfolio as of the end of the past two fiscal years:

                                             APRIL 30,
                                       ----------------------
                                          1996        1997
                                       ----------  ----------
New Vehicles:
     Percentage of portfolio(1)......          40%         35%
     Number of receivables
      outstanding....................       3,407       3,720
     Average amount at date of
      acquisition....................  $   15,398  $   15,890
     Average term (months) at date of
      acquisition(2).................          59          59
     Average remaining term
      (months)(2)....................          47          44
     Average monthly payment.........        $398  $      407
     Average annual percentage
      rate...........................        18.0%       17.8%
Used Vehicles:
     Percentage of portfolio(1)......          60%         65%
     Number of receivables
      outstanding....................       5,122       6,823
     Average age of vehicle at date
      of acquisition (years)(3)......         1.8         1.8
     Average amount at date of
      acquisition....................  $   12,523  $   13,148
     Average term (months) at date of
      acquisition(2).................          53          52
     Average remaining term
      (months)(2)....................          45          43
     Average monthly payment.........        $365  $      370
     Average annual percentage
      rate...........................        18.9%       18.3%

------------

(1) Calculated on the basis of number of receivables outstanding as of the date indicated.

(2) Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average stated term of receivables included in a portfolio will not correspond with actual average life.

(3) In view of the popularity in recent years of new automobile leasing programs, the Company believes that large numbers of late-model used automobiles will be available for sale over the near term as these vehicles come "off lease". Accordingly, the Company expects the portion of its portfolio consisting of late-model used automobiles to increase relative to new vehicles.

FINANCING ARRANGEMENTS

     GENERAL. At the time the Company acquires receivables, they are financed by transferring them, at an amount equal to their outstanding principal balance, to F.I.R.C., Inc. ("FIRC"), which is a wholly-owned special purpose finance subsidiary of the Company. FIRC maintains a $55,000,000 syndicated credit facility with NationsBank of Texas, N.A. ("NationsBank"), as agent for the participating banks, that provides warehouse financing for the initial purchase of receivables. Participations in this facility are held by Wells Fargo Bank (Texas) and The Sumitomo Bank, Limited, in the amounts of $10,000,000 and $20,000,000, respectively, and the facility is structured to permit the inclusion of other participating banks from time to time. The Company also has a conduit finance facility with Enterprise Funding Corporation ("Enterprise"), a commercial paper conduit administered by NationsBank, N.A., which allows First Investors Auto Receivables Corporation ("FIARC"), a separate wholly-owned special purpose finance subsidiary of the Company indirect access to the commercial paper market for an additional $105 million in financing. Taken together, these related credit facilities provide $160 million in financing capacity in a two-tiered arrangement whereby the receivables acquired by FIRC are initially warehoused under a commercial bank credit line and then, when accumulated in sufficient amount, are transferred to FIARC and refinanced on a longer-term basis at an interest rate indexed to commercial paper rates.

     WAREHOUSE CREDIT FACILITY. As receivables are purchased from dealers and transferred to FIRC, they are immediately pledged to a commercial bank that serves as the collateral agent for NationsBank and the other banks that participate in the warehouse credit facility. When a loan package in proper form is received and verified by GECC, it notifies the collateral agent and the collateral agent releases the purchase price to FIRC for payment to the Company. The warehouse facility has a borrowing base that, subject to certain adjustments, permits FIRC to draw advances up to the outstanding principal balance of qualified receivables but not in excess of the present facility limit of $55,000,000. Uninsured losses on receivables, or certain other events adversely affecting the collectability of receivables, can result in their ineligibility for inclusion in the borrowing base, and in the event that the Company's advances exceed the borrowing base the Company must prepay the credit line until the imbalance is corrected.

     Under the warehouse facility the Company has three interest rate options:
(i) the NationsBank prime rate in effect from time to time, (ii) a rate equal to .5% above the "LIBOR" rate (the average U.S. dollar deposit rate prevailing from time to time in the London interbank market) for selected advance terms, or
(iii) any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company is also required to pay periodic facility fees as well as an annual agency fee, and to maintain certain escrow reserves. This facility is secured by the pledge of all of the receivables financed, as well as the related escrow accounts and all of the capital stock of FIRC. When collections of principal and interest on the Company's receivables are received by GECC, in its capacity as servicer, all proceeds are remitted directly to the collateral agent for application to the payment of interest due on the credit facility and certain other charges, with the balance of collections then being distributed to the Company.

     The current term of the warehouse credit facility expires on April 15, 1998, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of this facility has been extended on six occasions since its inception in October, 1992. Management considers its relationship with its warehouse lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.

     COMMERCIAL PAPER FACILITY. When a sufficient number of receivables have been accumulated under the warehouse credit facility, they may be refinanced under the commercial paper facility through a transfer of a group of specified receivables from FIRC to FIARC. FIARC's purchase is funded through borrowings under the commercial paper facility equal to 90% of the aggregate principal balance of the receivables transferred. The remaining 10% of funds required to repay borrowings under the warehouse credit facility by the amount of the receivables transferred, are advanced by the Company in the form of an equity contribution to FIARC. Enterprise funds the advance to FIARC through the issuance, by an affiliate of Enterprise, of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 1997, the maximum borrowings available under the commercial paper facility was $105 million. The Company's interest cost is based on Enterprises commercial paper rates for specific maturities plus 0.25%. In addition, the Company is required to pay periodic facility fees and other costs related to the issuance of commercial paper.

     As collections are received on the transferred receivables by GECC in its capacity as servicer, they are remitted directly to a collection account maintained by the collateral agent for the commercial paper facility. From that account, a portion of the collected funds are distributed to Enterprise in an amount equal to the principal reduction required to maintain the 90% advance rate and to pay carrying costs and related expenses, with the balance being released to the Company. In addition to the 90% advance rate, FIARC must maintain a 1% cash reserve as additional credit support for the facility.

     The commercial paper facility was established in March 1994 for an initial term of one year and was subsequently extended on three occasions to May 1997. In October 1996, the Company replaced the original commercial paper facility, which had been increased to $75 million, with a $105 million facility with Enterprise which is credit enhanced by a surety bond issued by MBIA Insurance Corporation. The new facility expires in October 1997. If the facility were terminated, no new receivables could be transferred to FIARC from FIRC and the receivables financed under the commercial paper facility would be allowed to amortize. The Company presently intends to endeavor to extend this arrangement when the current term expires.

     LOAN COVENANTS. The documentation governing both the warehouse credit line and the commercial paper facility contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables, the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the warehouse credit line or the termination of the commercial paper facility. Through the operation of the collateral agency arrangements described above, which are in the nature of a "lock-box" security device embracing the collection of principal and interest on almost all of the Company's receivables, such a default could cause the immediate termination of the Company's primary source of liquidity. The Company is currently in compliance with all covenants governing the warehouse credit line and the commercial paper facility.

     INTEREST RATE MANAGEMENT. Since interest paid on the Company's borrowings varies with indexed rates in the case of the warehouse credit line and varies with commercial paper rates under the commercial paper facility, the Company's cost of funds will fluctuate with interest rates generally. In order to achieve some degree of protection from the potential impact of rising interest rates on its results of operations, the Company has utilized conventional interest rate management contracts, including so-called "caps" and "swaps". Under these swap agreements, the Company is obligated to make net monthly payments to NationsBank only in the event that the prevailing 30-day LIBOR interest rate declines below the applicable ceiling rates specified in the agreements. In the event that interest rates should decline generally in that manner, the cost to the Company would be offset in large part by a corresponding decline in the Company's cost of funds under its variable rate credit facilities. Accordingly, the Company's maximum exposure under these swap arrangments is reasonably quantifiable and management believes that they entail substantially less risk than certain other types of interest rate hedging products. Furthermore, the risk that the Company's interest rate management becomes ineffective is generally limited to the extent that the swap agreements may expire prior to the maturity of the receivables.

     The Company is currently a party to a swap agreement with NationsBank pursuant to which the Company's interest rate exposure is fixed, through August 1997, at a rate of 5.545% on a notional amount of $100,000,000 (as further described in Note 6 in the Notes to Consolidated Financial Statements). This agreement may be extended to August 1999, at the sole discretion of NationsBank.

The Company is currently evaluating additional interest rate management products with a view to fixing or limiting its interest rate exposure with respect to amounts that are substantially equivalent to its aggregate outstanding borrowings under the warehouse credit facility and the commercial paper facility.

     CREDIT ENHANCEMENT -- WAREHOUSE CREDIT FACILITY. In order to obtain a lower cost of funding, the Company has agreed under its warehouse credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as "ALPI" insurance) together with certain supplemental coverages relating to physical damage and other risks. These coverages are carried solely by the Company at its expense and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company's ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh ("National Union"), which is a wholly-owned subsidiary of American International Group. As of April 30, 1997, National Union had been assigned a rating of A+ + by A.M. Best Company, Inc.

     The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, which consist primarily of the basic ALPI insurance, represented approximately 4.6% of the principal amount of the receivables acquired during the year. Aggregate premiums paid for ALPI coverage alone during the three fiscal years ended April 30, 1997 were $1,563,297, $2,495,686 and $2,510,266, respectively, and accounted for 3.2%,
3.8% and 3.8%, respectively, of the aggregate principal balance of the receivables acquired during such periods.

     Prior to establishing its relationship with National Union in March 1994, the Company's ALPI policy was provided by another third-party insurer. Since the premiums the Company was paying for its ALPI coverage to a third-party insurer greatly exceeded the amount of claims paid, the Company decided that creating a "captive" insurance affiliate to reinsure the ALPI coverage would be more cost-effective. In April 1994 the Company organized First Investors Insurance Company (the "Insurance Affiliate") under the captive insurance company laws of the State of Vermont. The Insurance Affiliate is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Affiliate reinsures 100% of the risk under the Company's ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Affiliate. When a loss covered by the ALPI policy occurs, it is paid by National Union after the claim is processed, and National Union is then reimbursed in full by the Insurance Affiliate. As of April 30, 1997, gross premiums had been ceded to the Insurance Affiliate by National Union in the amount of $4,839,774 and, since its formation, the Insurance Affiliate reimbursed National Union for aggregate reinsurance claims in the amount of $2,450,231. In addition to the monthly premiums and liquidity reserves of the Insurance Affiliate, a trust account is maintained by National Union to secure the Insurance Affiliates obligations for losses it has reinsured.

     The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy and the Company, through its Insurance Affiliate, is obligated to indemnify National Union for all such losses. As of April 30, 1997, the Insurance Affiliate had capital and surplus of $300,039 and unencumbered cash reserves of $1,313,454 in addition to the $1,250,000 trust account.

     The ALPI coverage, as well as the Insurance Affiliates' liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Affiliate's liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The Company believes the losses its Insurance Affiliate will be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Affiliate.

     CREDIT ENHANCEMENT -- COMMERCIAL PAPER FACILITY. Prior to October 1996, the ALPI Policy, through the structure outlined above, served as credit enhancement for both the bank warehouse credit facility and the commercial paper facility. In October 1996, in connection with the increase in the commercial paper facility to $105 million, the Company elected to diversify its credit enhancement mechanisms, obtaining a surety bond from MBIA Insurance Corporation to enhance the commercial paper facility and retaining the ALPI Policy to enhance the warehouse facility. The surety bond provides payment of principal and interest to Enterprise in the event of a payment default by FIARC. MBIA is paid a surety premium equal to 0.35% per annum on the average outstanding borrowings under the facility. The surety bond was issued for an initial term of two years, expiring in October, 1998. Termination of the surety bond would result in a default under the commercial paper facility. The Company presently intends to endeavor to extend this arrangement when the current term expires.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations and effective collection procedures, (ii) providing recourse to dealers under its participating program for a period of time and thereafter secured by cash reserves in the event of loss and (iii) insurance against certain losses from independent third party insurers. As a result of its recourse programs and third party insurance, the Company is not exposed to credit losses on its entire receivables portfolio. The following table summarizes the credit loss exposure of the Company (in thousands):

                                                            APRIL 30,
                                       ---------------------------------------------------
                                                1996                        1997
                                       -----------------------     -----------------------
                                       RECEIVABLES    RESERVE      RECEIVABLES    RESERVE
                                         BALANCE      BALANCE        BALANCE      BALANCE
                                       -----------    --------     -----------    --------
Core Program:
     Insured by third party
       insurers......................    $ 5,491       $--          $   2,293      $   --
     Other receivables(1)............     79,260          630(2)      109,391       1,182(2)
Participating Program................      9,606          766(3)        4,059         340(3)
                                       -----------                 -----------
                                         $94,357                    $ 115,743
                                       ===========                 ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                     0.8%                        1.1%
Dealer reserves as a percentage of
  participating program
  receivables........................                     8.0%                        8.4%

------------

(1) Represents receivables reinsured by Company's insurance affiliate or receivables on which no credit loss insurance exists.

(2) Represents the balance of the Company's allowance for credit losses.

(3) Represents the balance of the dealer reserve accounts.

     The following table sets forth certain information regarding the Company's delinquency and charge-off experience (based on the gross principal balance of the Company's portfolio) over its last two fiscal years (dollars in thousands):

                                         AS OF OR FOR THE YEARS ENDED APRIL 30,
                                       -------------------------------------------
                                               1996                   1997
                                       --------------------   --------------------
                                        NUMBER                 NUMBER
                                       OF LOANS   AMOUNT(1)   OF LOANS   AMOUNT(1)
                                       --------   ---------   --------   ---------
CORE PROGRAM
Delinquent amount outstanding:
     30 - 59 days....................     133      $ 2,144       162      $ 2,548
     60 - 89 days....................      17          278        54          873
     90 days or more.................      29          433        93        1,520
                                       --------   ---------   --------   ---------
Total delinquencies..................     179      $ 2,855       309      $ 4,941
                                       --------   ---------   --------   ---------
Total delinquencies as a percentage
  of outstanding receivables acquired
  pursuant to portfolio acquisitions
  and the core program...............     2.4%         2.4%      3.0%         3.1%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to portfolio
  acquisitions and the core
  program(2).........................    --            1.1%     --            2.0%

PARTICIPATING PROGRAM
Delinquent amount outstanding:
  30 - 59 days.......................      26      $   284        19      $   134
  60 - 89 days.......................       4           57         3           27
  90 days or more....................      12          164        14          163
                                       --------   ---------   --------   ---------
Total delinquencies..................      42      $   505        36      $   324
                                       --------   ---------   --------   ---------
Total delinquencies as a percentage
  of participating program
  receivables........................     3.4%         4.0%      5.1%         6.4%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to the
  participating program..............    --              0%     --              0%

------------

(1) Amounts of delinquent receivables outstanding and total delinquencies as a percentage of outstanding receivables are based on gross receivables balances, which include principal outstanding plus unearned interest income.

(2) Does not give effect to reimbursements under the Company's credit enhancement insurance policies with respect to charged-off receivables. The Company recognized no charge-offs prior to March 1994 since all credit losses were reimbursed under such policies. Subsequent to that time the primary coverage has been reinsured by an affiliate of the Company under arrangements whereby the Company bears the entire risk of credit losses, and charge-offs have accordingly been recognized.

     The Company believes that the fundamental factors in minimizing delinquencies are prudent loan origination procedures, the initial contact with customers made by Equifax personnel (described above under "Credit
Evaluation") and attentive servicing of receivables. In addition, based on its experience, the Company believes that delinquency risk can be reduced to some degree by managing the composition of its portfolio to include a relatively large proportion of receivables arising from the sale of new or late-model used cars. These vehicles are less likely to experience mechanical problems during the initial 21 months of the loan (which is the period of highest delinquency risk) and the purchasers of such vehicles appear to have a relatively higher commitment to loan performance than the purchasers of older used automobiles. Therefore, the Company (unlike many of its competitors in the sub-prime market) concentrates on financing new and late-model used cars to the extent practicable. In view of the popularity in recent years of new automobile leasing programs sponsored by manufacturers and franchised dealers, the Company believes that large numbers of late-model used automobiles will be available for sale over the near term as these vehicles come "off lease". As of April 30, 1997, approximately 35% of the receivables that had been acquired by the Company related to new vehicles and approximately 65% of the receivables arose from the sale of used vehicles. Of the Company's receivables held at that date, approximately 76% originated from the sale of vehicles that were either new or no more than two model years old at the time of sale.

SECURITIZATION

     Many finance companies similar to the Company engage in "securitization" transactions whereby receivables are pooled and conveyed to a trust or other special purpose entity, with interests in the entity being sold to investors. As the pooled receivables amortize, finance charge collections are passed through to the investors at a specified rate for the life of the pool and an interest in collections exceeding the specified rate is retained by the sponsoring finance company. For accounting purposes, the sponsor often recognizes as revenue the discounted present value of this interest as estimated over the life of the pool. This revenue, or "gain on sale", is recognized for the period in which the transaction occurs.

     The Company has only effected one such transaction, which involved a $6.9 million receivables pool securitized in early 1992. Consequently, the Company's results of operations for its last three fiscal years do not reflect sales of receivables. Consistent with the Company's business strategy of acquiring and retaining receivables, the Company does not currently intend to engage in securitization transactions resulting in gains on sale of receivables. However, in the event that securitization should appear appropriate in the future as a means of reducing interest rate exposure, enhancing liquidity or for other reasons, the Company believes that its operating history, as well as its established servicing and credit enhancement insurance arrangements, would enable it to securitize its receivables portfolio efficiently and expeditiously.

EMPLOYEES

     The Company had 48 employees at April 30, 1997. The Company believes that it operates with relatively fewer employees than are typically associated with finance companies of comparable size, because it conducts its servicing functions under contract with GECC. The Company also believes that this servicing arrangement enables it to absorb substantially increased volumes of receivables without proportionate increases in staffing.

     All of the Company's employees are located in Houston, with the exception of the regional marketing representatives residing in their respective regions. The Company's employees are covered by group health insurance, but the Company has no pension, profit-sharing or bonus plans or other material benefit programs. The Company maintains a "401(k)" retirement plan for which it has no contribution obligations. The Company has no collective bargaining agreements and considers its employee relations to be satisfactory.

INFORMATION SYSTEMS

     The Company utilizes advanced information management systems including a fully integrated software program designed to expedite each element in the receivables acquisition process, including the entry and verification of credit application data, credit analysis and the communication of credit decisions to originating dealers. This system, together with the data management resources of GECC available to the Company under its servicing arrangements, allows the prompt collation and retrieval of data concerning the composition of the receivables portfolio, the characteristics and performance status of the underlying receivables, and other information necessary for management purposes. The Company believes that its data processing capacity is sufficient to accommodate significantly increased volumes of receivables without material additional capital expenditures for this purpose.

COMPETITION

     The business of direct and indirect lending for the purchase of new and used automobiles is intensely competitive in the United States. Such financing is provided by commercial banks, thrifts, credit unions, the large captive finance companies affiliated with automobile manufacturers, and many small independent finance companies such as the Company. Many of these competitors and potential competitors have significantly greater financial resources than the Company and, particularly in the case of the captive finance companies, enjoy ready access to large numbers of dealers. The Company believes that a number of factors including historical market orientations, traditional risk-aversion preferences and in some cases regulatory constraints, have discouraged many of these entities from entering the sub-prime sector of the market where the Company operates. However, as competition intensifies, these well-capitalized concerns could enter the market, and the Company could find itself at a competitive disadvantage.

     The sub-prime market in which the Company operates presently consists of a large number of relatively small independent finance companies doing business on a local and regional basis. Reliable data regarding the number of such companies and their market shares is unavailable; however, the market is highly fragmented and intensely competitive. There are no significant barriers to entry in this market and, as capital becomes available to the existing companies and new entrants, it is probable that competition will intensify.

REGULATION

     The operations of the Company are subject to regulation, supervision and licensing under various federal and state laws and regulations. State consumer protection laws, motor vehicle installment sales acts and usury laws impose ceilings on permissible finance charges, require licensing of finance companies as consumer lenders, and prescribe many of the substantive provisions of the retail installment sales contracts that the Company purchases. Federal consumer credit statutes and regulations primarily require disclosure of credit terms in consumer finance transactions, although rules adopted by the Federal Trade Commission (including the so-called holder-in-due-course rule) also affect the substantive rights and remedies of finance companies purchasing automobile installment sales contracts.

     The Company's business requires it to hold consumer lending licenses issued by individual states, under which the Company is subject to periodic examinations. State consumer credit regulatory authorities generally enjoy broad discretion in the revocation and renewal of such licenses and the loss of one or more of these could adversely affect the Company's operations.

     In addition to specific licensing and consumer regulations applicable to the Company's business, the Company's ability to enforce and collect its receivables is limited by several laws of general application including the Federal bankruptcy laws and the Uniform Commercial Codes of the various states. These and similar statutes govern the procedures, and in many instances limit the rights of creditors, in connection with asserting defaults, repossessing and selling collateral, realizing on the proceeds thereof, and enforcing deficiencies.

     The Company's insurance subsidiary is subject to regulation by the Department of Banking, Insurance and Securities of the State of Vermont. The plan of operation of the subsidiary, described above under "Financing Arrangements" and "Credit Enhancement", was approved by the Department and any material changes in those operations would likewise require the Department's approval. The subsidiary is subject to minimum capital and surplus requirements, restrictions on dividend payments, annual reporting, and periodic examination requirements.

     The Company believes that its operations comply in all material respects with the requirements of laws and regulations applicable to its business. These requirements, and the interpretations thereof, change from time to time and are not uniform among the states in which the Company operates. The Company retains a specialized consumer credit legal counsel that engages and supervises local legal counsel in each state where the Company does business, to monitor compliance on an ongoing basis and to respond to changes in applicable requirements as they occur. Moreover, the Company's servicer operates on a nationwide basis and assists the Company in conforming to the various requirements concerning loan documentation, collection procedures and collateral liquidation.

ITEM 2.  PROPERTIES

     The Company's principal physical properties are its data processing and communications equipment and furniture and fixtures, all of which the Company believes to be adequate for its intended use. Certain items of computer equipment and related software are held under leases and licenses requiring aggregate rentals and license fees in the amount of approximately $100,000 annually.

     The Company's offices in suburban Houston consist of approximately 8,500 square feet on the seventh floor of an eight-story office building. This space is held under a lease requiring annual rentals of approximately $110,000 and expiring in November 1999, with an option to renew for five years at the market rate then prevailing. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is currently not aware of any threatened litigation that could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's securities holders during the fourth quarter of the past fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock has been traded on the Nasdaq National Market System, under the symbol FIFS since the completion of the Company's initial public offering on October 4, 1995. High and low bid prices of the common stock are set forth below for the periods indicated.

         THREE MONTHS ENDED             HIGH      LOW
-------------------------------------   ----      ----

April 30, 1997.......................    9        6 3/4

January 31, 1997.....................   10 1/8    6 7/8

October 31, 1996.....................   10 1/4    8 5/8

July 31, 1996........................   12 3/8    9 1/2

April 30, 1996.......................   11 5/8    8

January 31, 1996.....................   10 1/2    8

October 31, 1995 (from October 4,
1995)................................   11 3/4    9 1/4

     As of June 30, 1997, there were approximately 37 shareholders of record of the Company's common stock. The number of beneficial owners is unknown to the Company at this time.

     The Company has not declared or paid any cash dividends on its common stock since its inception. The payment of cash dividends in the future will depend on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors. It is currently the policy of the Board of Directors to retain earnings to finance the operation and expansion of the Company's business and the Company has no plans to pay any cash dividends on the common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company for the five fiscal years ended April 30, 1997, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except share data).

                                                        YEARS ENDED APRIL 30,
                                       -------------------------------------------------------
                                         1993       1994       1995        1996        1997
                                       ---------  ---------  ---------  ----------  ----------
STATEMENT OF OPERATIONS:
    Interest income(1)...............  $     213  $   3,587  $   8,977  $   14,144  $   18,151
    Interest expense.................         59      1,064      3,502       5,245       6,706
                                       ---------  ---------  ---------  ----------  ----------
         Net interest income.........        154      2,523      5,475       8,899      11,445
    Provision for credit losses(2)...     --            115        597         704       2,520
                                       ---------  ---------  ---------  ----------  ----------
         Net interest income after
           provision for credit
           losses....................        154      2,408      4,878       8,195       8,925
                                       ---------  ---------  ---------  ----------  ----------
    Gain (loss) on receivables sold
       with recourse(1)..............        447     --           (138)     --          --
    Other income.....................          7         32        207         587         693
                                       ---------  ---------  ---------  ----------  ----------
         Total other income..........        454         32         69         587         693
                                       ---------  ---------  ---------  ----------  ----------
    Servicing fees...................         56        360        732       1,126       1,536
    Salaries and benefits............        358        663      1,149       1,900       2,351
    Other............................        503        804      1,330       2,002       2,356
                                       ---------  ---------  ---------  ----------  ----------
         Total operating expenses....        917      1,827      3,211       5,028       6,243
                                       ---------  ---------  ---------  ----------  ----------
    Income (loss) before provision
       (benefit) for income taxes....       (309)       613      1,736       3,754       3,375
    Provision (benefit) for income
       taxes.........................        (10)       120        627       1,295       1,232
                                       ---------  ---------  ---------  ----------  ----------
    Net income (loss)................  $    (299) $     493  $   1,109  $    2,459  $    2,143
                                       ---------  ---------  ---------  ----------  ----------

    Preferred stock dividends........        (37)      (103)      (107)        (50)     --
                                       ---------  ---------  ---------  ----------  ----------
    Net income (loss) allocable to
       common shareholders before
       redemption of preferred
       stock.........................       (336)       390      1,002       2,409       2,143
    Premium paid upon redemption of
       preferred stock...............     --         --         --            (160)     --
                                       ---------  ---------  ---------  ----------  ----------
    Net income (loss) allocable to
       common shareholders after
       redemption of preferred
       stock.........................  $    (336) $     390  $   1,002  $    2,249  $    2,143
                                       =========  =========  =========  ==========  ==========
    Net income (loss) per common
       share before redemption of
       preferred stock(3)............  $   (0.09) $    0.11  $    0.27  $     0.51  $     0.39
                                       =========  =========  =========  ==========  ==========
    Net income (loss) per common
       share after redemption of
       preferred stock(3)............  $   (0.09) $    0.11  $    0.27  $     0.47  $     0.39
                                       =========  =========  =========  ==========  ==========

                                                           AS OF APRIL 30,
                                       -------------------------------------------------------
                                         1993       1994       1995        1996        1997
                                       ---------  ---------  ---------  ----------  ----------
BALANCE SHEET DATA:
    Receivables, net.................  $   8,011  $  36,300  $  63,166  $   96,263  $  118,299
    Other assets.....................      3,220      4,184     11,468      19,397      21,444
                                       ---------  ---------  ---------  ----------  ----------
         Total assets................  $  11,231  $  40,484  $  74,634  $  115,660  $  139,743
                                       =========  =========  =========  ==========  ==========
    Debt.............................  $  10,017  $  38,018  $  69,664  $   91,049  $  112,894
    Other liabilities................        729      1,590      3,093       2,818       2,913
    Shareholders' equity.............        485        876      1,877      21,793      23,936
                                       ---------  ---------  ---------  ----------  ----------
         Total liabilities and
           shareholders' equity......  $  11,231  $  40,484  $  74,634  $  115,660  $  139,743
                                       =========  =========  =========  ==========  ==========

                                                   (FOOTNOTES ON FOLLOWING PAGE)

------------

(1) In November 1992, the Company changed its business strategy from the sale of receivables to retaining receivables for investment. Since November 1992, the primary source of the Company's revenues has been interest income from receivables retained for investment. Prior to such date, the principal source of income was gain from sale of receivables to investors. The loss on receivables sold with recourse recognized in 1995 related to the revision of the Company's estimated recourse obligations which arose in conjunction with the Company's sale of certain receivables to third party investors. Such receivables were acquired from the third party investors by certain shareholders, then repurchased by the Company. See Note 3 to Notes to Consolidated Financial Statements. The Company is not subject to any further recourse obligations on receivables sold to investors.

(2) The Company purchases credit enhancement insurance from third-party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance and dealer reserves absorbed substantially all credit losses. In May 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. Beginning in October 1996, the Company limited the extent of the receivables covered by credit enhancement insurance to those receivables financed under the warehouse credit facility. Receivables financed under the commercial paper facility are either insured by third parties or uninsured. Accordingly, the Company is exposed to credit losses on receivables which are either uninsured or reinsured by its captive insurance subsidiary and must provide an allowance for such losses.

(3) Net income (loss) per common share amounts are calculated based on net income (loss) available to common shareholders after preferred dividends, if any, and in the case of the year ended April 30, 1996, the premium paid to the holders of the 1993 preferred stock upon its redemption divided by the weighted average number of shares outstanding, adjusted for the 3-for-1 stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a specialized consumer finance company engaged in the purchase and retention of receivables originated by franchised automobile dealers from the sale of new and late-model used vehicles to consumers with substandard credit profiles. At April 30, 1997, the Company had a network of 1,143 franchised dealers in 17 states from which it purchases the receivables at the time of origination. The Company has completed the licensing process in 10 additional states. While the Company intends to continue to geographically diversify its receivables portfolio, approximately 45% of receivables by principal balance at April 30, 1997 represent receivables acquired from dealers located in Texas.

     From its inception in 1989 through October 1992, the business strategy of the Company was to purchase, pool and sell receivables to third-party investors and to recognize gains associated with those sales on a current basis. In November 1992, the Company decided that it could achieve a more stable and predictable income stream through acquiring and retaining receivables for net interest income recognized over the life of the receivables. The primary element in this strategy is access to institutional financing in sufficient magnitudes and at rates enabling the Company to purchase significant volumes of receivables and retain them at a funding cost allowing an adequate net interest margin between portfolio yield and cost of funds. Through the utilization of flexible secured credit facilities and comprehensive credit insurance, the Company has been able to access financing on terms permitting it to implement this strategy and to pursue it successfully through the present time. Management believes that continued pursuit of this strategy will enable the Company to sustain its growth and maintain a stable earnings stream on a relatively conservative basis.

     Therefore, since November 1992, the primary source of the Company's revenues has been interest income from receivables retained as investments, while its primary cost has been interest expense arising from the financing of the Company's investment in such receivables. The increasing profitability of the Company during this period has been determined by the growth of the receivables portfolio and effective management of net interest income and fixed operating expenses. Management believes that its current operating structure, including the strategic outsourcing of certain functions, such as servicing, will enable it to increase its volume of receivables acquisitions without having to increase fixed operating expenses on a proportional basis. The following table summarizes the Company's growth in receivables and net interest income for the last two fiscal years (dollars in thousands):

                                          AS OF OR FOR THE
                                        YEARS ENDED APRIL 30,
                                       -----------------------
                                          1996        1997
                                       ----------  -----------
Investment in receivables:
     Number..........................       8,529       10,543
     Principal balance...............  $   94,357  $   115,743
     Average principal balance of
       receivables outstanding during
       the twelve month period.......  $   78,250  $   105,857
     Average principal balance of
       receivables outstanding during
       the three month period........  $   89,002  $   112,544
Interest income(1)...................  $   14,144  $    18,151
Interest expense.....................       5,245        6,706
                                       ----------  -----------
     Net interest income.............  $    8,899  $    11,445
                                       ==========  ===========

------------

(1) Amounts shown are net of yield participations paid to dealers pursuant to the participating program of $212 and $74, respectively.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                           YEARS ENDED
                                            APRIL 30,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
Effective yield on receivables(1)....       18.1%      17.1%
Average cost of debt(2)..............        6.8        6.5
                                       ---------  ---------
Net interest spread(3)...............       11.3%      10.6%
                                       =========  =========
Net interest margin(4)...............       11.4%      10.8%
                                       =========  =========

------------

(1) Represents interest income as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on receivables less average cost of debt.

(4) Represents net interest income as a percentage of average receivables outstanding.

     The Company intends to increase its acquisition of receivables by expanding its dealer base in existing states served, and by expanding its dealer base into new states. To the extent that the Company's receivables acquisitions exceed the extinguishment of receivables through principal payments, payoffs or defaults, its receivables portfolio and interest income will continue to increase. The following table summarizes the activity in the Company's receivables portfolio (in thousands):

                                             YEARS ENDED
                                              APRIL 30,
                                       ------------------------
                                          1996         1997
                                       -----------  -----------
Principal balance, beginning of
  period.............................  $    62,793  $    94,357
Acquisitions.........................       66,179       66,081
Principal payments and payoffs.......      (27,724)     (36,567)
Defaults prior to liquidations and
  recoveries (1).....................       (6,891)      (8,128)
                                       -----------  -----------
Principal balance, end of period.....  $    94,357  $   115,743
                                       ===========  ===========

------------

(1) Represents gross principal balances.

     Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See "Delinquency and Credit Loss Experience".

ANALYSIS OF NET INTEREST INCOME

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased to $11.445 million in 1997, an increase of 109% and 29% when compared to amounts reported in 1995 and 1996. The increase resulted primarily from the growth of the receivables portfolio, partially offset by an increase in interest incurred on the credit facilities.

     The amount of net interest income is the result of the relationship between the average principal amount of receivables held and average rate earned thereon and the average principal amount of debt incurred to finance such receivables and the average rates paid thereon. Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (in thousands):

                                                              YEARS ENDED APRIL 30,
                                       -------------------------------------------------------------------
                                                 1995 TO 1996                       1996 TO 1997
                                       --------------------------------   --------------------------------
                                                                               INCREASE
                                            INCREASE                          (DECREASE)
                                        DUE TO CHANGE IN                   DUE TO CHANGE IN
                                       -------------------                -------------------
                                        AVERAGE                            AVERAGE
                                       PRINCIPAL   AVERAGE   TOTAL NET    PRINCIPAL   AVERAGE   TOTAL NET
                                        AMOUNT      RATE      INCREASE     AMOUNT      RATE      INCREASE
                                       ---------   -------   ----------   ---------   -------   ----------
Interest income......................   $ 4,794    $  373      $5,167      $ 4,990    $  (983)    $4,007
Interest expense.....................     1,650        93       1,743        1,723       (262)     1,461
                                       ---------   -------   ----------   ---------   -------   ----------
Net interest income..................   $ 3,144    $  280      $3,424      $ 3,267    $  (721)    $2,546
                                       =========   =======   ==========   =========   =======   ==========

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 1997, COMPARED TO FISCAL YEAR ENDED APRIL 30, 1996 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for 1997 increased by $4,007, or 28%, over 1996, primarily as a result of an increase in the average principal balance of receivables held of 35% from 1996 to 1997 which offset a 1.0% decline in the effective yield realized on the receivables.

     INTEREST EXPENSE. Interest expense for 1997 increased by $1,461, or 28%, over 1996. An increase in the weighted average borrowings outstanding of 33% resulted in $1,723 of this difference which was offset by a reduction of 0.3% in the weighted average cost of debt which positively impacted interest expense by $262.

     NET INTEREST INCOME. Net interest income increased to $11,445 in 1997, an increase of 29% over 1996. The increase resulted primarily from the growth of the receivables portfolio and an increase in the percentage of the portfolio financed with equity which offset a decline in the net interest spread.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1997 increased by $1,816, or 258%, over 1996, as a result of an increase in net charge-offs from $604 in fiscal year 1996 to $1,968 in fiscal year 1997. An approximate 53% growth in the April 30, 1996 average principal balance of the Company's receivables portfolio over the prior year led to increased charge-offs which generally occur as the portfolio seasons. At April 30, 1997, the Company increased its estimate of losses associated with certain assets held for sale to adjust for lower than expected realized amounts of those assets. This resulted in a corresponding increase in net charge-offs and provision for the period.

     OTHER INCOME. For 1997, other income, which consists primarily of late fees, increased by $107, or 18%, over 1996, primarily as a result of an increase in the volume of receivables retained.

     SERVICING FEE EXPENSES. Servicing fee expenses increased $411, or 36%, from 1996 to 1997. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the increase in the number of receivables serviced, which increased by 2,014, or 24%, from 1996 to 1997.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased from $1,900 in 1996 to $2,351 in 1997, an increase of $451 or 24%. As a percentage of interest income, salaries and benefits declined from 13.4% in 1996 to 13.0% in 1997. This dollar increase was primarily due to increases in base compensation and is directly attributable to the growth in the receivables portfolio and the Company's expansion into new markets.

     OTHER EXPENSES. Other expenses for 1997 increased 18% from 1996 primarily due to the overall expansion of the Company's operations. As a percentage of interest income, other operating expenses declined from 14% in 1996 to 13% in 1997.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1997, income before provision for income taxes decreased by $378, or 10%, from 1996 as a result of the increase in provision for credit losses of $1,816 and other factors discussed above.

FISCAL YEAR ENDED APRIL 30, 1996, COMPARED TO FISCAL YEAR ENDED APRIL 30, 1995 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for 1996 increased by $5,167, or 58%, over 1995, primarily as a result of an increase in the average principal balance of receivables held of 53% from 1995 to 1996. The remaining increase was attributable to a 0.5% increase in the effective yield realized on the receivables.

     INTEREST EXPENSE. Interest expense for 1996 increased by $1,743, or 50%, over 1995. An increase in the weighted average borrowings outstanding of 46% resulted in $1,650 of this difference while an increase in the weighted average cost of debt resulted in the remaining difference of $93.

     NET INTEREST INCOME. Net interest income increased to $8,899 in 1996, an increase of 63% over 1995. The increase resulted primarily from the growth of the receivables portfolio and an increase in the net interest spread.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1996 increased by $107, or 18%, over 1995, as a result of an increase in net charge-offs from $187 in fiscal year 1995 to $604 in fiscal year 1996. An approximate 140% growth in the April 30, 1995 average principal balance of the Company's receivables portfolio over the prior year led to increased charge-offs which generally occur as the portfolio seasons.

     OTHER INCOME. For 1996, other income, which consists primarily of late fees, increased by $379, or 183%, over 1995, primarily as a result of an increase in the volume of receivables retained, together with higher rates allowed to be charged for late payments by certain states.

     SERVICING FEE EXPENSES. Servicing fee expenses increased $393, or 54%, from 1995 to 1996. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the increase in the number of receivables serviced, which increased by 2,691, or 46%, from 1995 to 1996.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased from $1,149 in 1995 to $1,900 in 1996, an increase of $751 or 65%. This increase was primarily due to increases in incentive compensation and in the number of full-time employees from 37 to 51 and is directly attributable to the growth in the receivables portfolio and the Company's expansion into new markets.

     OTHER EXPENSES. Other expenses for 1996 increased 50% from 1995 primarily due to the overall expansion of the Company's operations.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1996, income before provision for income taxes increased by $2,018, or 116%, from 1995 as a result of the increase in net interest income after provision for credit losses of $3,316, partially offset by an increase in operating expenses of $1,816, both as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF CASH FLOWS. The Company's business requires significant cash flow to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire receivables from dealers and fund required reserve accounts, (ii) amounts necessary to fund premiums for credit enhancement insurance, and (iii) amounts necessary to fund costs to retain receivables, primarily interest expense and servicing fees. The Company also requires a significant amount of cash flow for working capital to fund fixed operating expenses, primarily salaries and benefits.

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company funds the purchase price of the receivables through the use of a warehouse credit facility. The current warehouse credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables, but not to exceed $55 million. The Company paid $68.9 million for receivables acquired in 1997 compared to $68.7 million paid in 1996. Receivables that have accumulated in the warehouse credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility currently provides additional liquidity of up to $105 million. Substantially all of the Company's receivables are pledged to collateralize these credit facilities.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolio. The Company received such payments in the amount of $61.4 million in 1997 and $45.9 million in 1996. Such cash flow funds repayment of amounts borrowed under the warehouse credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During fiscal years 1997 and 1996, the Company required net cash flow, respectively, of $23.3 million and $35.6 million (cash required to acquire receivables net of principal payments on receivables) to fund the growth of its receivables portfolio. The Company has relied on borrowed funds to provide the source of cash flow to fund such growth.

     CAPITALIZATION. Since the change in business strategy to retaining receivables in November 1992, the Company has financed its acquisition of such receivables primarily through two related credit facilities. The Company's equity was not a significant factor in its capitalization until the completion of the Company's initial public offering of common stock in October 1995, resulting in net proceeds of $18.5 million. However, the Company expects to continue to rely primarily on its credit facilities to acquire and retain receivables. The Company believes its existing credit facilities have adequate capacity to fund the increase of the receivables portfolio expected in the foreseeable future. While the Company has no reason to believe that these facilities will not continue to be available, their termination could have a material adverse effect on the Company's operations if substitute financing on comparable terms was not obtained.

     WAREHOUSE CREDIT FACILITY. The initial acquisition of the receivables has been financed through a syndicated warehouse credit facility managed by NationsBank of Texas, N.A. ("NationsBank"). The warehouse credit facility currently provides for maximum borrowings, subject to certain adjustments, up to the outstanding principal balance of qualified receivables, but not to exceed the current facility limit of $55 million. Borrowings under the warehouse credit facility bear interest pursuant to certain indexed variable rate options at the election of the Company or any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company bases its selection of the interest rate option primarily on its expectations of market interest rate fluctuations, the timing and the amount of the required funding and the period of time it anticipates requiring the funding prior to transfer to the commercial paper facility. The warehouse credit facility provides for a term of one year at which time the outstanding principal balance will be payable in full, although there are provisions allowing the Company a period of six months to refinance the facility in the event that it is not renewed.

     The following table summarizes borrowings under the warehouse credit facility (dollar amounts in thousands):

                                          AS OF OR FOR THE
                                            YEARS ENDED
                                             APRIL 30,
                                       ----------------------
                                          1996        1997
                                       ----------  ----------
At period-end:
     Balance outstanding.............  $   41,470  $   49,650
     Weighted average interest
      rate(1)........................        6.41%       6.31%
During period(2):
     Maximum borrowings
      outstanding....................  $   50,223  $   55,000
     Weighted average balance
      outstanding....................      39,431      46,585
     Weighted average interest
      rate...........................        6.89%       6.50%

------------

(1) Based on interest rates, facility fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     COMMERCIAL PAPER FACILITY. In addition to the warehouse credit facility discussed above, the Company has indirect access to the commercial paper market through a $105 million commercial paper conduit facility with Enterprise Funding Corporation ("Enterprise"), a commercial paper conduit managed by NationsBank, N.A. Receivables that have accumulated in the warehouse facility may be transferred to the commercial paper facility by transferring a specific group of receivables to a discrete special purpose financing subsidiary and pledging those receivables as collateral. Receivables are generally transferred from the warehouse credit facility to the commercial paper facility to refinance them on a longer term basis at interest rates based on commercial paper rates and to provide additional borrowing capacity under the warehouse credit facility. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus .25%. If the commercial paper facility were terminated, no new receivables could be transferred from the warehouse credit facility to Enterprise; however, the then outstanding receivables would continue to be financed until fully amortized.

     The following table summarizes borrowings under the commercial paper facility (dollars in thousands):

                                          AS OF OR FOR THE
                                            YEARS ENDED
                                             APRIL 30,
                                       ----------------------
                                          1996        1997
                                       ----------  ----------
At period-end:
     Balance outstanding.............  $   49,579  $   63,244
     Weighted average interest
      rate(1)........................        6.21%       6.09%
During period(2):
     Maximum borrowings
      outstanding....................  $   49,579  $   71,387
     Weighted average balance
      outstanding....................      37,682      55,856
     Weighted average interest
      rate...........................        6.71%       6.59%

------------

(1) Based on interest rates, facility fees, surety bond fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     INTEREST RATE MANAGEMENT. The Company's operating revenues are derived almost entirely from the collection of interest on the receivables that it retains and its primary expense is the interest that it pays on borrowings incurred to purchase and retain such receivables. The Company's capacity to generate earnings is therefore largely a function of its ability to maintain a sufficient net interest margin. Accordingly, significant increases in the interest rates at which the Company borrows funds could promptly reduce the net interest margin between portfolio yield and cost of funds and thereby adversely affect the Company's results of operations. The Company endeavors to offset rate fluctuation risk by using interest rate management products that convert all or a substantial portion of its floating rate exposure to fixed rates. The Company seeks to minimize its exposure to adverse interest rate movements by entering into interest rate swap agreements with notional principal amounts which approximate the balance of its debt outstanding under its warehouse and commercial paper credit facilities. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate swaps.

     The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law which do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps to lock in what management believes to be an acceptable net interest spread. During the years ended April 30, 1997, 1996 and 1995 amounts paid pursuant to the Company's interest rate management products were not material in relation to interest expense in the aggregate nor did they have a material impact on the Company's weighted average costs of funds during such periods.

     The Company is currently a party to a swap agreement with NationsBank pursuant to which the Company's interest rate exposure is fixed, through August 1997, at a rate of 5.545% on a notional amount of $100 million (as further described in Note 6 to Notes to Consolidated Financial Statements). This agreement may be extended to August 1999, at the sole discretion of NationsBank. As a result, at April 30, 1997, the Company had converted a total of $100 million in floating rate debt to a fixed rate and had outstanding floating rate debt of $12,894,131. The Company is currently evaluating additional interest rate management products with a view to fixing or limiting its interest rate exposure with respect to amounts that are substantially equivalent to its aggregate outstanding borrowings under the warehouse credit line and the commercial paper facility.

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

                                                          APRIL 30,
                                       ------------------------------------------------
                                               1996                       1997
                                       ---------------------      ---------------------
                                       RECEIVABLES   RESERVE      RECEIVABLES   RESERVE
                                         BALANCE     BALANCE        BALANCE     BALANCE
                                       -----------   -------      -----------   -------
Core Program:
     Insured by third party
       insurer.......................    $ 5,491     $ --          $   2,293    $ --
     Other receivables(2)............     79,260        630 (2)      109,391      1,182(2)
Participating Program................      9,606        766 (3)        4,059        340(3)
                                       -----------                -----------
                                         $94,357                   $ 115,743
                                       ===========                ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                   0.8 %                       1.1%
Dealer reserves as a percentage of
  participating program
  receivables........................                   8.0 %                       8.4%

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

     CORE PROGRAM AND PORTFOLIO ACQUISITIONS. Under the core program and for receivables acquired pursuant to bulk portfolio acquisitions, the Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. Provisions for credit losses of $704,000 and $2,520,253 have been recorded for the years ended April 30, 1996 and 1997, respectively for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of receivables acquired under the core program and pursuant to portfolio acquisitions (dollars in thousands):

                                           AS OF OR FOR THE YEARS ENDED APRIL 30,
                                       ----------------------------------------------
                                               1996                     1997
                                       ---------------------    ---------------------
                                        NUMBER                   NUMBER
                                       OF LOANS    AMOUNT(1)    OF LOANS    AMOUNT(1)
                                       --------    ---------    --------    ---------
Delinquent amount outstanding:
     30-59 days......................     133       $ 2,144        162       $ 2,548
     60-89 days......................      17           278         54           873
     90 days or more.................      29           433         93         1,520
                                       --------    ---------    --------    ---------
Total delinquencies..................     179       $ 2,855        309       $ 4,941
                                       --------    ---------    --------    ---------
Total delinquencies as a percentage
  of outstanding receivables acquired
  pursuant to portfolio acquisitions
  and the core program...............     2.4%          2.4%       3.0%          3.1%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to portfolio
  acquisitions and the core
  program(2).........................    --             1.1%      --             2.0%

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

     The following table summarizes the status of receivables under the participating program (dollars in thousands):

                                            AS OF OR FOR THE YEARS ENDED APRIL 30,
                                       ------------------------------------------------
                                                1996                      1997
                                       ----------------------    ----------------------
                                        NUMBER                    NUMBER
                                       OF LOANS    AMOUNT(1)     OF LOANS    AMOUNT(1)
                                       --------    ----------    --------    ----------
Delinquent amount outstanding:
  30 - 59 days.......................      26        $  284          19        $  134
  60 - 89 days.......................       4            57           3            27
  90 days or more....................      12           164          14           163
                                          ---      ----------       ---      ----------
Total delinquencies..................      42        $  505          36        $  324
                                          ---      ----------       ---      ----------
Total delinquencies as a percentage
  of participating program
  receivables........................     3.4%          4.0%        5.1%          6.4%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to the
  participating program..............    --               0%       --               0%

------------

(1) Amounts of delinquent receivables outstanding and total delinquencies as a percentage of outstanding receivables pursuant to the participating program are based on gross receivables balances, which include principal outstanding plus unearned interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company included in this Form 10-K are listed under Item 14(a). The Company is not required to file any supplementary financial data under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information responsive to this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders expected to be held September 3, 1997, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information responsive to this item appears under the caption "Summary Compensation Table" in the Company's Proxy Statement for the 1997 Annual
Meeting of Shareholders expected to be held September 3, 1997, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information responsive to this item appears under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders expected to be held September 3, 1997, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this item appears under the caption "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders expected to be held September 3, 1997, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See Index to Consolidated Financial Statements on Page F-1.

          (3) EXHIBITS

          *3.1       --   Articles of Incorporation, as amended
          *3.2       --   Bylaws, as amended
          *4.1       --   Excerpts from the Articles of Incorporation, as amended (included in
                          Exhibit 3.1).
          *4.3       --   Specimen Stock Certificate
         *10.5       --   Credit Agreement dated as of October 16, 1992 among F.I.R.C., Inc. ("FIRC") and
                          NationsBank of Texas, N.A., individually and as agent for the banks party thereto, as amended by First Amendment to Credit Agreement and Loan Documents dated as of November 5,
                          1993, Second Amendment to Credit Agreement and Loan Documents dated as of March 3, 1994,
                          Third Amendment to Credit Agreement and Loan Documents dated as of March 17, 1995 and
                          Fourth Amendment to Credit Agreement and Loan Documents dated as of July 7, 1995.
         *10.6       --   Collateral Security Agreement dated as of October 16, 1992 between FIRC and Texas Commerce
                          Bank National Association as collateral agent for the ratable benefit of NationsBank of
                          Texas, N.A., as agent, and the banks party to the Credit Agreement filed as Exhibit 10.5.
         *10.7       --   Escrow Agreement dated as of October 16, 1992 among FIRC, NationsBank of Texas, N.A. as agent for the banks party to the Credit Agreement filed as Exhibit 10.5, and Texas
                          Commerce Bank National Association as Escrow Agent.

         *10.8       --   Transfer and Administration Agreement dated as of March 3, 1994 among FIRC, Enterprise
                          Funding Corporation, Texas Commerce Bank National Association and NationsBank N.A.
                          (Carolinas) (formerly NationsBank of North Carolina, N.A.), as amended by Amendment Number
                          1 dated August 1, 1994, Amendment Number 2 dated February 28, 1995 and Amendment No. 3 dated March 21, 1995.
         *10.9       --   Servicing Agreement dated as of October 16, 1992 between FIRC and General Electric Capital
                          Corporation, as amended by First Amendment to Servicing Agreement dated as of November 4,
                          1993, Second Amendment to Servicing Agreement dated as of March 1, 1994 and Third
                          Amendment to Servicing Agreement dated as of June 1, 1995.
         *10.10     --    Purchase Agreement between FIRC and First Investors Financial Services, Inc. ("First
                          Investors") dated October 16, 1992, as amended by First Amendment to Purchase Agreement dated as of November 5, 1993 and Second Amendment to Purchase Agreement dated as of March
                          3, 1994.
         *10.11     --    Auto Loan Protection Insurance Policy dated October 13, 1992 issued by Agricultural Excess
                          & Surplus Insurance Company to FIRC as insured.
         *10.12     --    Auto Loan Protection Insurance Policy dated April 8, 1994 issued by National Union Fire
                          Insurance Company of Pittsburgh to FIRC as insured.
         *10.13     --    Facultative Reinsurance Agreement between National Fire Insurance Company of Pittsburgh and First Investors Insurance Company, as reinsurer, dated as of May 26, 1995.
         *10.14     --    Blanket Collateral Protection Insurance Policy dated October 5, 1992 issued by
                          Agricultural Excess & Surplus Insurance Company to FIRC as insured.
         *10.15     --    ISDA Master Agreement dated August 12, 1994 between FIRC and NationsBank of Texas, N.A.
                          together with Confirmation of U.S. Dollar Rate Swap Transaction dated June 14, 1995 and
                          Confirmation for U.S. Dollar Rate Swap Transaction dated May 16, 1995.
         *10.16     --    Employment Agreement dated as of March 20, 1992 between the Registrant and Tommy A. Moore,
                          Jr., as amended by First Amendment dated as of March 15, 1995 and Second Amendment dated as of July 1, 1995.
         *10.17     --    Lease Agreement between A.I.G. Realty, Inc. and First Investors dated as of June 1, 1992, as amended by Amendment One dated October 29, 1993 and Amendment Two dated October 26,
                          1994.
         *10.18     --    Redemption Agreement dated as of June 8, 1995 among the Registrant and all holders of its class of 1993 Preferred Stock.
         *10.21     --    1995 Employee Stock Option Plan of the Registrant.
         *10.22     --    Form of Stock Option Agreement between the Registrant and Robert L. Clarke dated August
                          25, 1995.
        **10.23     --    Amendment No. 4 dated November 20, 1995 to the Transfer and Administration Agreement dated as of March 3, 1994, filed as Exhibit 10.8.
        **10.24     --    Employment Agreement dated as of May 1, 1996 between the Registrant and Bennie H. Duck.
        **10.25     --    Amendment Three dated October 10, 1995 to the Lease Agreement between A.I.G. Realty, Inc.
                          and the Registrant, filed as Exhibit 10.17.
        **10.26     --    Confirmation for U.S. Dollar Rate Swap Transaction dated November 16, 1995.
        **10.27     --    Commitment Letter dated June 24, 1996 between Enterprise Funding Corporation and FIRC,
                          Inc.
       ***10.28     --    Confirmation for U.S. Dollar Rate Swap Transaction dated August 7, 1996.
      ****10.29     --    Security Agreement dated as of October 22, 1996 among First Investors Auto Receivables
                          Corporation, Enterprise Funding Corporation, Texas Commerce Bank National Association,
                          MBIA Insurance Corporation, NationsBank N.A., and First Investors Financial Services, Inc.
      ****10.30     --    Note Purchase Agreement dated as of October 22, 1996 between First Investors Auto
                          Receivables Corporation and Enterprise Funding Corporation.
      ****10.31     --    Purchase Agreement dated as of October 22, 1996 between First Investors Financial
                          Services, Inc. and First Investors Auto Receivables Corporation.

      ****10.32     --    Insurance Agreement dated as of October 1, 1996 among First Investors Auto Receivables
                          Corporation, MBIA Insurance Corporation, First Investors Financial Services, Inc., Texas
                          Commerce Bank National Association, and NationsBank N.A.
      ****10.33     --    Servicing Agreement dated as of October 22, 1996 between First Investors Auto Receivables
                          Corporation and General Electric Capital Corporation.
      ****10.34     --    Amended and Restated Credit Agreement dated as of October 30, 1996 among F.I.R.C., Inc.
                          and NationsBank of Texas, N.A., individually and as Agent for the financial institutions party thereto.
      ****10.35     --    Amended and Restated Collateral Security Agreement dated as of October 30, 1996 between
                          F.I.R.C., Inc. and Texas Commerce Bank National Association as collateral agent for the ratable benefit of NationsBank of Texas, N.A. individually and as agent for the financial institutions party to the Amended and Restated Credit Agreement filed as Exhibit 10.34.
      ****10.36     --    Amended and Restated Purchase Agreement dated as of October 30, 1996 between First
                          Investors Financial Services, Inc. and F.I.R.C., Inc.
      ****10.37     --    Amended and Restated Servicing Agreement between F.I.R.C., Inc. and General Electric
                          Capital Corporation.
     *****10.38     --    Third Amendment dated January 20, 1997 to the Employment Agreement dated as of March 20,
                          1992 between the Registrant and Tommy A. Moore, Jr.
         *21.1       --   Subsidiaries of the Registrant.

   * Asterisk indicates exhibit previously filed with the Company's Registration Statement on Form S-1, Registration No. 33-94336 and incorporated herein by reference.

  ** Asterisks indicate exhibits previously filed on 1996 Form 10-K and incorporated herein by reference.

 *** Asterisks indicate exhibits previously filed on July 31, 1996 First Quarter
     Form 10-Q and incorporated herein by reference.

 **** Asterisks indicate exhibits previously filed on October 31, 1996 Second
      Quarter Form 10-Q and incorporated herein by reference.

***** Asterisks indicate exhibits previously filed on January 31, 1997 Third
      Quarter Form 10-Q and incorporated herein by reference.

     (b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                    (Registrant)

Date:  July 11, 1997                        By: /s/Tommy A. Moore, Jr.
                                                 TOMMY A. MOORE, JR.
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.

      SIGNATURE                           TITLE
-------------------------------  -----------------------------------------
   /s/Fentress Bracewell         Chairman of the Board, Director
    FENTRESS BRACEWELL
  /s/Tommy A. Moore, Jr.         President and Chief Executive Officer, Director
    TOMMY A. MOORE, JR.          (Principal Executive Officer)
     /s/Bennie H. Duck           Vice President and Chief Financial Officer
      BENNIE H. DUCK             (Principal Financial and Accounting Officer)
  /s/Bradley F. Bracewell        Director
   BRADLEY F. BRACEWELL
    /s/Robert L. Clarke          Director
     ROBERT L. CLARKE
   /s/Roberto Marchesini         Director
    ROBERTO MARCHESINI
     /s/J. W. Smelley            Director
       J. W. SMELLEY
   /s/Walter A. Stockard         Director
    WALTER A. STOCKARD
/s/Walter A. Stockard, Jr.       Director
  WALTER A. STOCKARD, JR.

Date:  July 11, 1997

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants ............................        F-2

Consolidated Balance Sheets as of April 30, 1996 and 1997 ...........        F-3

Consolidated Statements of Operations for the Years Ended
     April 30, 1995, 1996 and 1997 ..................................        F-4

Consolidated Statements of Shareholders' Equity for the
     Years Ended April 30, 1995, 1996 and 1997 ......................        F-5

Consolidated Statements of Cash Flows for the Years Ended
     April 30, 1995, 1996 and 1997 ..................................        F-6

Notes to Consolidated Financial Statements ..........................        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Investors Financial Services Group, Inc.:

We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Houston, Texas
June 25, 1997

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1996 AND 1997

               ASSETS                        1996              1997
-------------------------------------  ----------------  ----------------
Receivables Held for Investment,
  net................................  $     96,263,092  $    118,299,063
Cash and Short-Term Investments,
  including restricted cash of
  $3,048,148 and $3,550,391..........         6,649,417         5,967,358
Other Receivables:
     Due from servicer...............         5,266,531         8,427,565
     Accrued interest................         1,613,953         1,923,360
Assets Held for Sale.................         1,912,050         1,072,463
Other Assets:
     Funds held under reinsurance
       agreement.....................         2,830,689         2,563,454
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $446,603 and $553,143......           828,613         1,101,947
     Deferred income tax asset,
       net...........................         --                  387,876
     Federal income tax receivable...           295,523         --
                                       ----------------  ----------------
          Total assets...............  $    115,659,868  $    139,743,086
                                       ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Debt:
     Secured credit facilities.......  $     91,048,636  $    112,894,131
Other Liabilities:
     Due to dealers..................           806,634           342,697
     Accounts payable and accrued
       liabilities...................         1,692,942         2,460,685
     Current income taxes payable....           193,434           109,472
     Deferred income tax liability,
       net...........................           125,472         --
                                       ----------------  ----------------
          Total liabilities..........        93,867,118       115,806,985
                                       ----------------  ----------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares
       authorized, 5,566,669 and
       5,566,669 issued
       and outstanding...............             5,567             5,567
     Additional paid-in capital......        18,464,918        18,464,918
     Retained earnings...............         3,322,265         5,465,616
                                       ----------------  ----------------
          Total shareholders'
             equity..................        21,792,750        23,936,101
                                       ----------------  ----------------
          Total liabilities and
             shareholders' equity....  $    115,659,868  $    139,743,086
                                       ================  ================

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED APRIL 30, 1995, 1996 AND 1997

                                           1995            1996            1997
                                       -------------  --------------  --------------
Interest Income......................  $   8,977,224  $   14,143,871  $   18,151,669
Interest Expense.....................      3,501,736       5,245,356       6,706,341
                                       -------------  --------------  --------------
          Net interest income........      5,475,488       8,898,515      11,445,328
Provision for Credit Losses..........        597,130         704,000       2,520,253
                                       -------------  --------------  --------------
Net Interest Income After Provision
  for Credit Losses..................      4,878,358       8,194,515       8,925,075
                                       -------------  --------------  --------------
Other Income (Loss):
     Loss on receivables sold with
       recourse......................       (138,600)       --              --
     Late fees and other.............        207,359         586,792         693,807
                                       -------------  --------------  --------------
          Total other income.........         68,759         586,792         693,807
                                       -------------  --------------  --------------
Operating Expenses:
     Servicing fees..................        732,493       1,125,520       1,536,225
     Salaries and benefits...........      1,148,520       1,899,970       2,350,986
     Other...........................      1,330,401       2,002,113       2,356,316
                                       -------------  --------------  --------------
          Total operating expenses...      3,211,414       5,027,603       6,243,527
                                       -------------  --------------  --------------
Income Before Provision for Income
  Taxes..............................      1,735,703       3,753,704       3,375,355
                                       -------------  --------------  --------------
Provision (Benefit) for Income Taxes:
     Current.........................        712,066       1,018,459       1,745,352
     Deferred........................        (85,359)        276,665        (513,348)
                                       -------------  --------------  --------------
          Total provision for income
             taxes...................        626,707       1,295,124       1,232,004
                                       -------------  --------------  --------------
Net Income...........................  $   1,108,996  $    2,458,580  $    2,143,351
                                       -------------  --------------  --------------

Preferred Stock Dividends............       (107,333)        (50,033)       --
                                       -------------  --------------  --------------
Net Income Allocable to Common
  Shareholders before Redemption of
  Preferred Stock....................      1,001,663       2,408,547       2,143,351
Premium Paid Upon Redemption of
  Preferred Stock....................       --              (160,000)       --
                                       -------------  --------------  --------------
Net Income Allocable to Common
  Shareholders after Redemption of
  Preferred Stock....................  $   1,001,663  $    2,248,547  $    2,143,351
                                       =============  ==============  ==============
Net Income Per Common Share before
  Redemption of Preferred Stock......          $0.27           $0.51           $0.39
                                       =============  ==============  ==============
Net Income Per Common Share after
  Redemption of Preferred Stock......          $0.27           $0.47           $0.39
                                       =============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 1995, 1996 AND 1997

                                           1993                  ADDITIONAL
                                        PREFERRED     COMMON       PAID-IN       RETAINED
                                          STOCK        STOCK       CAPITAL       EARNINGS         TOTAL
                                        ----------    -------    -----------   -------------  --------------
Balance, April 30, 1994..............    $800,000     $3,667     $   --        $      72,055  $      875,722
     Net income......................      --           --           --            1,108,996       1,108,996
     Preferred stock dividends.......      --           --           --             (107,333)       (107,333)
                                        ----------    -------    -----------   -------------  --------------
Balance, April 30, 1995..............     800,000      3,667         --            1,073,718       1,877,385
     Issuance of 1,900,000 common
       shares, net of issuance
       costs.........................      --          1,900      18,464,918        --            18,466,818
     Redemption of preferred stock...    (800,000)      --           --             (160,000)       (960,000)
     Preferred stock dividends.......      --           --           --              (50,033)        (50,033)
     Net income......................      --           --           --            2,458,580       2,458,580
                                        ----------    -------    -----------   -------------  --------------
Balance, April 30, 1996..............      --          5,567      18,464,918       3,322,265      21,792,750
     Net income......................      --           --           --            2,143,351       2,143,351
                                        ----------    -------    -----------   -------------  --------------
Balance, April 30, 1997..............    $ --         $5,567     $18,464,918   $   5,465,616  $   23,936,101
                                        ==========    =======    ===========   =============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED APRIL 30, 1995, 1996 AND 1997

                                            1995             1996              1997
                                       --------------  ----------------  ----------------
Cash Flows From Operating Activities:
     Net income......................  $    1,108,996  $      2,458,580  $      2,143,351
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
             amortization expense....         753,246         1,144,981         1,816,195
          Provision for credit
             losses..................         597,130           704,000         2,520,253
          Charge-offs, net of
             recoveries..............        (187,130)         (603,873)       (1,968,382)
       (Increase) decrease in:
          Accrued interest
             receivable..............        (467,533)         (892,199)         (309,407)
          Restricted cash............      (1,838,802)           11,372          (502,243)
          Deferred financing costs
             and other...............        (237,312)         (278,988)         (436,351)
          Funds held under
             reinsurance agreement...      (1,445,091)       (1,385,598)          267,235
          Due from servicer..........      (1,834,063)       (1,923,305)       (3,161,034)
          Deferred income tax asset,
             net.....................         (85,359)          231,420          (387,876)
          Federal income tax
             receivable..............        --                (295,523)          295,523
       Increase (decrease) in:
          Due to dealers.............         581,040          (472,876)         (463,937)
          Accounts payable and
             accrued liabilities.....         516,849           539,452           767,743
          Due to shareholders........           3,333           (46,667)        --
          Current income taxes
             payable.................         401,548          (419,896)          (83,962)
          Deferred income tax
             liability, net..........        --                 125,472          (125,472)
                                       --------------  ----------------  ----------------
       Net cash provided by (used in)
          operating activities.......      (2,133,148)       (1,103,648)          371,636
                                       --------------  ----------------  ----------------
Cash Flows From Investing Activities:
     Purchase of receivables.........     (48,962,538)      (68,738,319)      (68,854,056)
     Principal payments from
       receivables...................      20,782,607        33,171,742        45,535,622
     Purchase of furniture and
       equipment.....................         (57,510)          (87,832)          (82,999)
                                       --------------  ----------------  ----------------
          Net cash used in investing
             activities..............     (28,237,441)      (35,654,409)      (23,401,433)
                                       --------------  ----------------  ----------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Secured debt...............      48,423,682        58,365,425        61,419,920
          Unsecured debt.............       1,333,755         --                --
     Principal payments made on --
          Secured debt...............     (19,862,115)      (31,980,322)      (39,574,425)
          Unsecured debt.............      (3,250,000)       (5,000,000)        --
     Proceeds from issuance of notes
       payable to shareholders.......       5,000,000         --                --
     Proceeds from issuance of common
       stock, net of issuance
       costs.........................        --              18,466,818         --
     Redemption of preferred stock...        --                (960,000)        --
     Preferred stock dividends
       paid..........................        (104,000)          (50,033)        --
                                       --------------  ----------------  ----------------
          Net cash provided by
             financing activities....      31,541,322        38,841,888        21,845,495
                                       --------------  ----------------  ----------------
Increase (Decrease) in Cash and
  Short-Term Investments.............       1,170,733         2,083,831        (1,184,302)
Cash and Short-Term Investments at
  Beginning of Year..................         346,705         1,517,438         3,601,269
                                       --------------  ----------------  ----------------
Cash and Short-Term Investments at
  End of Year........................  $    1,517,438  $      3,601,269  $      2,416,967
                                       ==============  ================  ================
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the year for --
          Interest...................  $    3,235,129  $      5,153,027  $      6,294,815
          Income taxes...............         311,719         1,654,100         1,533,791

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 30, 1995, 1996 AND 1997

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS's wholly owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), and F.I.R.C., Inc. (FIRC). First Investors, together with its subsidiaries, is hereinafter referred to as the Company.

     FIFS began operations in May 1989 and is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of April 30, 1997, approximately 45 percent of receivables held for investment had been originated in Texas. The Company currently operates in 17 states.

     FIIC was organized under the captive insurance company laws of the state of Vermont for the purpose of reinsuring certain credit enhancement insurance policies which have been written by unrelated third party insurance companies.

2.  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     PERVASIVENESS OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECEIVABLES HELD FOR INVESTMENT. The Company acquires receivables from dealers under two primary programs, one involving recourse to the dealer and the other a non-recourse program (see Note 3). The basis in the receivables includes the costs to acquire the receivables from the dealer, plus any fees paid related to the purchase of the receivables.

     Receivables are generally acquired from dealers at a premium or discount from the principal amounts financed by the borrower. This premium or discount is negotiated by the Company and the dealers. Included in the carrying amount of receivables is the insurance premium paid to third-party insurers, net of any premiums ceded to FIIC for reinsurance. The Company amortizes the difference between the principal balance of the receivables and its carrying amount over the expected remaining life of the receivables using the interest method.

     INCOME RECOGNITION. The Company accrues interest income monthly based upon contractual terms using the effective interest method. Interest income also includes additional amounts received upon early payoffs of certain receivables attributable to the difference between the principal balance of the receivables calculated using the Rule of 78's method and the principal balance of the receivables calculated using the effective interest method. If a dealer participates in the receivable, the Company recognizes interest income net of the dealer participation. When a receivable becomes two months past due, income accrual is suspended until the payments become current. Other income relates primarily to late charge fees and is recognized as collected.

     ALLOWANCE FOR CREDIT LOSSES. The Company purchases credit enhancement insurance from third-party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance and dealer reserves absorbed substantially all credit losses. In April 1994, the

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
Company established a captive insurance subsidiary to reinsure the credit enhancement insurance coverage. The credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter has been reinsured by FIIC. Beginning in October 1996 all receivables recorded by the Company were covered by credit enhancement insurance, while pledged as collateral for the warehouse credit facility. Once receivables are transferred to the commercial paper facility, credit enhancement insurance is cancelled. Accordingly, the Company is exposed to credit losses for all receivables either reinsured by FIIC or uninsured and provides an allowance for such losses.

     The allowance for credit losses represents management's estimate of losses for receivables that have become impaired. In making this estimate, management segregates the receivables acquired under its "core program" from receivables acquired under its "participating program". For receivables acquired under the participating program, the Company recovers actual losses from direct dealer reimbursements and from dealer reserves. Management analyzes the core program receivable portfolio characteristics as compared to its underwriting criteria, delinquency and repossession statistics, historical loss experience, size, quality and concentration characteristics of the receivable portfolio, as well as external factors such as future economic outlooks.

     Most of the automobile purchasers in the sub-prime market segment are hourly wage-earners with little or no personal savings. In most cases such purchasers' ability to remit payments as required by the terms of the receivables is entirely dependent on their continued employment and stability of household and medical expenses. Job losses or events which cause a significant increase in household or medical expenses could result in defaults on their consumer debts. A prolonged economic recession resulting in widespread unemployment in this wage-earning sector could cause a significant rise in delinquencies and charge-offs, which would adversely affect the Company. Although the Company considers its allowance to be adequate, there can be no assurance that it would suffice in the event of a sustained period of economic distress. The allowance for credit losses is based on estimates and qualitative evaluations, and ultimate losses will vary from current estimates. These estimates are reviewed periodically and, as adjustments, either positive or negative, become necessary, they are reported in earnings in the period they become known.

     SERVICING AGREEMENT. The Company has entered into a servicing agreement with General Electric Capital Corporation (GECC) which terminates on October 31, 2000, subject to earlier termination depending on the outcome of annual pricing renegotiations. In the event the GECC agreement were to terminate, GECC would remain obligated to continue to service existing receivables through their maturities. Under this agreement, GECC is responsible for (i) receipt, review and verification of all collateral and documentation requirements, (ii) establishment and administration of payment and collection schedules and (iii) repossession and disposition of vehicles securing defaulted receivables. Servicing fees are paid to GECC monthly based on the number of receivables being serviced during the period, and GECC is entitled to reimbursement for certain expenses relating primarily to liquidation of collateral. Due from servicer primarily represents unremitted principal and interest payments.

     FUNDS HELD UNDER REINSURANCE AGREEMENT. The Company provides financial assurance for the third party insurance company it reinsures by maintaining premiums ceded to it in a restricted trust account for the benefit of the third party insurance company. The reinsurance agreement provides, among other things, that the funds held can be withdrawn by the third party insurance company due to an insolvency of the Company or to reimburse the third party insurance company for the Company's share of losses paid by the third party insurance company pursuant to the reinsurance agreement.

     ASSETS HELD FOR SALE. GECC commences repossession procedures against the underlying collateral when it and the Company determine that collection efforts are likely to be unsuccessful. Upon

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

repossession, the receivable is written down to the estimated fair value of the collateral, less the cost of disposition and plus the expected recoveries from third-party insurers, through a charge to the allowance for credit losses. Additionally, the repossessed collateral is reclassified to assets held for sale.

     LOSS ON RECEIVABLES SOLD WITH RECOURSE. Through October 1992, the business strategy of the Company had been to acquire, pool and sell receivables to third-party investors with recourse. The sale and any related gain or loss was recognized when such receivables were delivered to an investor. Gains (losses) on sales of receivables to investors represent the difference between the sales proceeds received from the investor, adjusted for the reserves provided for probable losses, if any, estimated expenses and the carrying amount of the receivables. The liability for probable losses under recourse provisions, if any, was estimated at the time of sale, and reserves were provided. At April 30, 1997, the Company has no remaining recourse obligations with respect to receivables previously sold.

     DEFERRED FINANCING COSTS. The Company defers financing costs and amortizes the costs related to the warehouse credit facility over an 18 month period which represents the committed term of such facility. Additionally, the Company amortizes the costs related to the commercial paper facility over the estimated average life of the receivables financed as the provisions of such facility provide that receivables assigned to such facility would be allowed to amortize should the facility not be extended.

     OTHER OPERATING EXPENSES. Other operating expenses include primarily professional fees, interest expense on the Company's unsecured line of credit and notes payable to shareholders, service bureau fees, and rent.

     INCOME TAXES. The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, which prescribes that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

     INTEREST RATE SWAP AND CAP AGREEMENTS. The Company enters into interest rate swap and cap agreements to manage the exposure of floating interest rates under the terms of its credit facilities (see Note 6). The Company endeavors to maintain the effectiveness of the interest rate swap or cap agreements by selecting products with dollar denominated notional principal amounts, LIBOR rate indices and interest reset periods similar to its credit facilities. The differentials paid or received on interest rate agreements are accrued and recognized currently as adjustments to interest expense. Premiums paid or received on these agreements, if any, are amortized to interest expense over the term of the related agreement. Gains and lossses on early terminations of interest rate swap and cap agreements are included in the carrying amount of the related debt and amortized as yield adjustments over the estimated remaining term of the swap.

     ACCOUNTING POLICY FOR EMPLOYEE STOCK OPTIONS. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, a new standard on accounting for stock based compensation. SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the statement of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure will be required as to what net income and earnings per share would have been had the new accounting method been followed. The Company accounts for its stock-based compensation under Accounting

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. While the Company has not adopted SFAS No. 123 for accounting purposes; it has made annual pro forma disclosures of its effects (see Note 11).

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders after preferred dividends, if any, and in the case of the year ended April 30, 1996, the premium paid to the holders of the 1993 preferred stock upon its redemption, divided by the weighted average number of shares of common stock outstanding, adjusted for a 3-for-1 stock split (see Note 11). The weighted average common shares outstanding for the year ended April 30, 1995, was 3,666,669; for the year ended April 30, 1996, was 4,756,833;
and for the year ended April 30, 1997, was 5,566,669.

     In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The Company plans to adopt SFAS No. 128 in Fiscal 1998 and does not anticipate the impact will be material to the Company's calculation of earnings per share.

     FURNITURE AND EQUIPMENT. Furniture and equipment are carried at cost, less accumulated depreciation. Depreciable assets are amortized using the straight-line method over the estimated useful lives (two to five years) of the respective assets.

     CASH AND CASH EQUIVALENTS. The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1995 and 1996 amounts to conform with the 1997 presentation.

3.  RECEIVABLES HELD FOR INVESTMENT

     The receivables generally have terms of 36 to 60 months and are collateralized by the underlying vehicles. Net receivable balances consisted of the following at April 30, 1996 and 1997:

                                            1996             1997
                                       --------------  ----------------
Receivables..........................  $   94,357,356  $    115,742,904
Unamortized premium and deferred
fees.................................       2,535,863         3,738,156
Allowance for credit losses..........        (630,127)       (1,181,997)
                                       --------------  ----------------
     Net receivables.................  $   96,263,092  $    118,299,063
                                       ==============  ================

     At April 30, 1997, the weighted average remaining term of the receivable portfolio is 43 months and the weighted average contractual interest rate is
18.0 percent. Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms, are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30-
          1998.......................  $     29,439,524
          1999.......................        30,636,514
          2000.......................        29,148,481
          2001.......................        20,272,171
          2002.......................         6,246,214
                                       ----------------
                                       $    115,742,904
                                       ================

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CORE PROGRAM. Under the core program, the Company has nonexclusive agreements with dealerships which may be terminated at any time by either party. These agreements, which contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles and compliance with applicable laws and other matters, do not guarantee collectability solely because of payment default. At April 30, 1996 and 1997, the Company had investments in receivables pursuant to the core program with aggregate principal balances of $84,320,446 and $111,605,087, respectively.

     Activity in the allowance for credit losses for the years ended April 30, 1996 and 1997, was as follows:

                                           1996           1997
                                       ------------  --------------
Balance, beginning of year...........  $    530,000  $      630,127
Provision for credit losses..........       704,000       2,520,253
Charge-offs, net of recoveries.......      (603,873)     (1,968,383)
                                       ------------  --------------
Balance, end of year.................  $    630,127  $    1,181,997
                                       ============  ==============

     PARTICIPATING PROGRAM. The Company instituted a dealer recourse program in November 1992, whereby the participating dealers are obligated for an agreed period of time, usually from 12 to 18 months, to reimburse the Company for losses upon the occurrence of default by the borrower. The Company was reimbursed by participating dealers for $60,931, $54,568 and $14,631 of losses incurred during the three years ended April 30, 1997, respectively. At April 30, 1996 and 1997, the Company had investments in receivables pursuant to the dealer recourse program with aggregate principal balances of $9,605,834 and $4,058,972, respectively. A specified portion of the purchase price, generally from 5 percent to 7 percent, is set aside in a reserve account to secure performance of the dealer's obligations. In exchange for such obligation, the dealers are entitled to the excess cash flows above a specified yield guaranteed to the Company. During the three years ended April 30, 1997, excess interest of $447,468, $211,507 and $73,669, respectively, were remitted to the dealers pursuant to this program. Pursuant to the various receivables purchase agreements, the dealers (either automatically or, in some cases, at their election) are released from the repurchase obligation after a specified period has elapsed and certain conditions are met. Amounts held in the dealer reserve account exceeding a specified percentage, generally 7 percent, are then released to the dealer, with the balance available for the benefit of the Company in the event losses are incurred on the pool of receivables originally subject to the recourse provisions. Any funds remaining in the reserve account upon payoff of all receivables in a pool are remitted to the dealer. Such funds have been reported in the accompanying consolidated balance sheets as restricted cash (see
Note 4) and due to dealers. The Company believes the dealers subject to the recourse provisions have the intent and ability to honor such provisions, and the amount of the dealer reserve held in trust when the dealers are released from the recourse obligation are adequate to cover possible credit losses on receivables acquired pursuant to the participating program. Accordingly, the Company has determined that an allowance for credit losses is not necessary on the receivables subject to the dealer participating program. The following table summarizes activity in the dealer reserves for the years ended April 30, 1996 and 1997:

                                           1996           1997
                                       -------------  -------------
Balance, beginning of year...........  $   1,218,531  $     765,504
Additions............................         83,606         18,220
Charges to dealer reserve account....       (464,318)      (441,740)
Amounts remitted to dealers..........        (72,315)        (2,382)
                                       -------------  -------------
Balance, end of year.................  $     765,504  $     339,602
                                       =============  =============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     PORTFOLIO ACQUISITIONS. In addition to acquiring receivables directly from dealers under the core program and the participating program, the Company may also acquire receivables directly from other investors or originators. At April 30, 1996 and 1997, the Company had receivables with aggregate principal balances of $431,076 and $78,845 which were acquired in portfolio transactions.

     RECEIVABLES REPURCHASED FROM RELATED PARTIES. During fiscal 1995, receivables with an aggregate principal balance of $110,100 were repurchased from shareholders of the Company for $248,700. Such receivables had originally been sold with recourse to unrelated investors to yield guaranteed rates from
11.25 percent to 11.50 percent. Shareholders of the Company subsequently purchased such receivables from the third-party investor, and the guaranteed yield was renegotiated to 9.50 percent. The amount paid by the Company represents the principal balance of the receivables plus the outstanding recourse obligation which arose upon the initial sale of the receivables to unrelated investors. A loss of $138,600 was recognized when amounts estimated to be received from future payments on such receivables were determined not to be sufficient to repay the recourse obligation over the receivables' estimated remaining term.

4.  RESTRICTED CASH

     The components of restricted cash for the years ended April 30, 1996 and 1997, are as follows:

                                           1996           1997
                                       -------------  -------------
Dealer reserves (Note 3).............  $     765,504  $     339,602
Commercial paper facility
  compensating balance
  (Note 6)...........................        942,176        882,568
Funds held in trust for receivable
  fundings...........................        914,217      1,718,358
Warehouse credit facility account
  (Note 6)...........................        418,522        351,522
Other................................          7,729        258,341
                                       -------------  -------------
     Total restricted cash...........  $   3,048,148  $   3,550,391
                                       =============  =============

5.  DEFERRED FINANCING COSTS AND OTHER ASSETS

     The components of deferred financing costs and other assets for the years ended April 30, 1996 and 1997, are as follows:

                                          1996          1997
                                       -----------  -------------
Deferred financing costs, net........  $   150,589  $     374,384
Furniture and equipment, net.........      116,583        141,125
Organization costs and other, net....      561,441        586,438
                                       -----------  -------------
     Total...........................  $   828,613  $   1,101,947
                                       ===========  =============

6.  DEBT

     The Company finances the acquisition of its receivables portfolio primarily through two related credit facilities. The Company's credit facilities provide for one year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities.

     WAREHOUSE CREDIT FACILITY. The acquisition of the receivables has been financed initially through a syndicated warehouse credit facility managed by NationsBank of Texas, N.A. (NationsBank).

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The warehouse credit facility was entered into in October 1992 and provided for maximum borrowings of the lesser of the borrowing base or $25 million and is structured to permit additional increases in the maximum borrowings allowable through further syndication as the needs of the Company require. The borrowing base is defined as the sum of the principal balance of the receivables pledged and the amount on deposit in an escrow account. The Company is required to maintain a reserve account equal to the greater of one percent of the principal amount of receivables financed or $250,000. At April 30, 1995 the warehouse credit facility had been expanded to provide for borrowings of the lesser of the borrowing base or $45 million through a $20 million participation by The Sumitomo Bank, Limited. During fiscal year 1996, the warehouse credit facility was increased to $55 million through a $10 million participation by Wells Fargo Bank (Texas). Borrowings under the warehouse credit facility bear interest at a rate selected by the Company at the time of the advance of either the base rate, defined as the higher of the prime rate or the federal funds rate plus .5 percent, the LIBOR rate plus .5 percent, or a rate agreed to by the Company and the banks. The facility also provides for the payment of a fee of .25 percent per annum based on the total committed amount.

     Borrowings under the warehouse credit facility were $41,470,000 and $49,650,000 at April 30, 1996 and 1997, respectively, and had weighted average interest rates, including the effect of facility fees and hedge instruments, as applicable, of 6.41 percent and 6.31 percent as of such dates. The warehouse credit facility provides for a term of one year at which time the outstanding principal balance will be payable in full, although there are provisions allowing the Company a period of six months to refinance the facility in the event that it is not renewed. The current term of the warehouse credit facility expires on April 15, 1998.

     COMMERCIAL PAPER FACILITY. The Company has indirect access to the commercial paper market through a commercial paper conduit facility through Enterprise Funding Corporation (Enterprise), a commercial paper conduit administered by NationsBank, N.A. On June 24, 1996, the commercial paper facility was increased from $50 million to $75 million. Receivables are transferred periodically from the warehouse credit facility to Enterprise through the assignment of an undivided interest in a specified group of receivables. Enterprise issues commercial paper (indirectly secured by the receivables), the proceeds of which are used to repay the warehouse credit facility. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus .6 percent. Additionally, the agreement provides for the payment of a program fee of .05 percent monthly, an unused program fee of
 .25 percent per annum of the undrawn balance and a dealer fee equal to .06 percent of the face amount of commercial paper issued.

     On October 22, 1996, an existing $75 million commercial paper conduit facility which was provided by Enterprise to another special-purpose, wholly-owned subsidiary of the Company, F.I.R.C., Inc. was terminated and the Company completed a $105 million commercial paper conduit financing through Enterprise. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation. Credit enhancement for the new $105 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .25 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. The commercial paper facility has been initially provided for a term of one year, expiring October 21, 1997. If the facility were not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the warehouse credit facility. At April 30, 1996 and 1997, the Company had borrowings of $49,578,636 and $63,244,131, respectively, outstanding under

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the commercial paper facility at weighted average interest rates, including the effect of program fees, dealer fees and hedge instruments, as applicable, of
6.21 percent and 6.09 percent, respectively.

     LOAN COVENANTS. The documentation governing both the warehouse credit facility and the commercial paper facility contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables, the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the warehouse credit facility or the termination of the commercial paper facility. Management of the Company believes it was in compliance with all covenants at April 30, 1997.

     HEDGE INSTRUMENTS. The Company's earnings are directly dependent on its ability to maintain a sufficient net interest spread between its fixed portfolio yield and its floating cost of funds. Accordingly, increases in the interest rates of the Company's borrowings could have an adverse impact on the Company's earnings. The Company has entered into various interest rate swap and cap agreements to minimize the adverse impact of increasing interest rates on its earnings by converting the floating rate exposure of the debt to a fixed rate. There can be no assurance, however, that this strategy will consistently or completely offset adverse interest rate movements. Furthermore, while the Company believes that this strategy will enable it to achieve a sufficient net interest spread, it precludes the Company from realizing higher earnings from decreases in the interest rates of its credit facilities.

     In May, 1995, the Company entered into a swap agreement with NationsBank covering a notional amount of $25 million for an initial term of one year. Under the agreement, the Company pays a fixed rate of 5.74 percent times the notional amount and receives an amount equal to the then current one-month LIBOR rate times the notional amount. In June, 1995, the Company entered into a swap agreement with NationsBank which provides for a notional amount of $40 million and a term of one year. Under this agreement, the Company pays a fixed rate of
5.55 percent times the notional amount and receives an amount equal to the one-month LIBOR rate times the notional amount. In November, 1995, the Company entered into a third swap agreement with NationsBank covering a notional amount of $20 million. Under the terms of the agreement, the Company pays a fixed rate equal to 5.69 percent times the notional amount and receives an amount equal to the the then current one-month LIBOR rate times the notional amount. This agreement expires in November, 1998. The $25 million swap and the $40 million swap expired in May and June, 1996, respectively.

     In August 1996, the Company elected to terminate the $20 million swap in connection with its decision to enter into a swap agreement with NationsBank covering a notional amount of $100 million for an initial term of one year. Under the agreement, the Company pays a fixed rate of 5.545 percent times the notional amount and receives an amount equal to the then current one-month LIBOR rate times the notional amount. This agreement may be extended to August 1999, at the sole discretion of NationsBank. The Company received proceeds of $100,000 upon the termination of the $20 million swap.

     NOTES PAYABLE TO SHAREHOLDERS. In April 1995, First Investors issued promissory notes aggregating $5,000,000 to certain directors and principal shareholders of the Company (and certain of their family members). The notes bore interest payable quarterly at the rate of 15 percent per annum and were ratably secured by the pledge of all of the common stock of FIFS. The notes were prepaid in full with a portion of the proceeds of the offering of the Company's Common Stock in October 1995 (see Note 11).

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     The temporary differences which give rise to net deferred tax assets and liabilities are as follows at April 30, 1996 and 1997, respectively:

                                           1996          1997
                                       ------------  ------------
Deferred tax assets
     Allowance for credit losses.....  $     80,973  $    459,562
     Accrued expenses................       100,235        80,617
     Other...........................         6,701        34,669
                                       ------------  ------------
                                            187,909       574,848
                                       ------------  ------------
Deferred tax liabilities
     Receivables held for
       investment....................      (177,624)      (58,505)
     Deferred costs, net.............       (98,915)     (111,559)
     Interest rate swap..............       (36,842)      (16,908)
                                       ------------  ------------
                                           (313,381)     (186,972)
                                       ------------  ------------
Net deferred tax assets
  (liabilities)......................  $   (125,472) $    387,876
                                       ============  ============

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes a valuation allowance is not necessary at April 30, 1997.

     The provision (benefit) for income taxes for the years ended April 30, 1995, 1996 and 1997, consists of the following:

                                         1995          1996           1997
                                      -----------  -------------  -------------
Current --
     Federal........................  $   622,350  $     883,581  $   1,541,900
     State..........................       89,716        134,878        203,452
                                      -----------  -------------  -------------
                                      $   712,066  $   1,018,459  $   1,745,352
                                      ===========  =============  =============
Deferred --
     Federal........................  $   (75,382) $     281,920  $    (409,156)
     State..........................       (9,977)        (5,255)      (104,192)
                                      -----------  -------------  -------------
                                      $   (85,359) $     276,665  $    (513,348)
                                      ===========  =============  =============

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 1995, 1996 and 1997.

                                         1995        1996      1997
                                        ------      ------   ---------
Income tax -- statutory rate.........    34.00%      34.00%      34.00%
State income tax, net of federal
benefit..............................     2.75        2.28        2.50
Expenditures deducted for tax,
  capitalized for books..............     --         (1.99)     --
Other................................     (.64)        .21      --
                                        ------      ------   ---------
     Effective income tax rate.......    36.11%      34.50%      36.50%
                                        ======      ======   =========

8.  CREDIT RISKS

     Approximately 45 percent of the Company's receivables by principal balance at April 30, 1997, represent receivables acquired from dealers located in Texas. The economy of Texas is primarily

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

dependent on petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, agribusiness and tourism. Job losses in any or all of these primary economic segments of the Texas economy may result in a significant increase in delinquencies or defaults in the Company's receivable portfolio. While the receivables are secured by vehicles, the Company has recourse to reserve accounts and dealers for losses on certain receivables and the Company has third-party default insurance for receivables originated prior to April 1994, there can be no assurance that such remedies would mitigate additional credit losses.

     The Company is exposed to credit loss in the event that the counterparty to the swap agreements does not perform its obligations. The terms of the Company's interest rate agreements provide for settlement on a monthly basis and accordingly, any credit loss due to non-performance of the counterparty would be limited to the amount due from the counterparty for the month non-performance occurred. The Company would be exposed to adverse interest rate fluctuations following any such non-performance. While management believes that it could enter into interest rate swap agreements with other counterparties to effectively manage such rate exposure, there is no assurance that it would be able to enter interest rate agreements on comparable terms as those of its present agreements.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments for those financial instruments whose carrying amounts differ from their estimated fair values. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

                                              APRIL 30, 1996                   APRIL 30, 1997
                                       -----------------------------   -------------------------------
                                          CARRYING                         CARRYING
                                           AMOUNT        FAIR VALUE         AMOUNT         FAIR VALUE
                                       --------------   ------------   ----------------   ------------
Financial assets --
     Receivables held for investment,
       net of unamortized premium and
       deferred fees.................  $   94,357,356   $107,514,773   $    115,742,904   $125,637,331
Off-balance sheet instruments --
     Swap agreements.................        --              199,556          --                75,105

     The following methods and assumptions were used to estimate the fair value of each category of financial instruments:

     CASH, RESTRICTED CASH, OTHER RECEIVABLES, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. The carrying amounts approximate fair value because of the short maturity and market interest rates of those instruments.

     RECEIVABLES HELD FOR INVESTMENT. The fair values were estimated by discounting expected cash flows at a risk-adjusted rate of return deemed to be appropriate for investors in such receivables. Expected cash flows take into consideration management's estimates of prepayments, defaults and recoveries.

     CREDIT FACILITIES. The carrying amount approximates fair value because of the floating interest rates on the credit facilities.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     SWAP AGREEMENTS. The fair value approximates the payment the Company would have made to or received from the swap counterparty to terminate the swap agreements.

10.  DEFINED CONTRIBUTION PLAN

     Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan (the 401(k)) for its employees. An employee becomes eligible to participate on May 1 or November 1 immediately following the employee's attaining age 21 and completing one year of service. The Company pays the administrative expenses of the 401(k), and at the discretion of the Board of Directors, may make contributions to the 401(k). The Company did not make any contributions to the 401(k) during the fiscal years ended April 30, 1995, 1996 and 1997.

11.  SHAREHOLDERS' EQUITY

     PREFERRED STOCK. The nonvoting cumulative preferred stock had a par value of $1.00 per share and was entitled to receive cumulative cash dividends of $.07 per share on May 31, 1995, and on the last day of each succeeding November and May thereafter. The nonvoting cumulative preferred stock was redeemable at the option of the Company, either in whole or in part, upon receiving written consent of the holders of at least 65 percent of the shares. In May 1995, the Board of Directors approved the redemption of the nonvoting cumulative preferred stock for $960,000 plus dividends accruing through the date of redemption. The premium of $160,000 over the stated redemption price was consideration for the holders' consent for the redemption and was recorded as a reduction of retained earnings. Proceeds from the offering of Common Stock were used to redeem all of the outstanding nonvoting cumulative preferred stock.

     In June 1995, the shareholders approved a new series of preferred stock (New Preferred Stock) with a $1.00 par value, and authorized 1,000,000 shares. As of April 30, 1997, no shares have been issued.

     COMMON STOCK. In June 1995, the Company increased the authorized shares of Common Stock to 10 million shares. On June 7, 1995, the Company paid a 3-for-1 stock split, effected in the form of a stock dividend. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to Common Stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares and per share amounts of the Company's Common Stock have been restated.

     On October 4, 1995, the Company issued 1,900,000 common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $18,466,818. The proceeds of the offering were used to, among other things, repay debt to certain shareholders of $5,000,000 plus accrued interest and to redeem the cumulative preferred stock at a redemption price, including premium, of $960,000 plus accrued dividends.

     STOCK OPTION PLAN. In June 1995, the Board of Directors adopted the Company's 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of Common Stock, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.

     The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of Common Stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.

     The exercise price of the option is payable in full upon exercise and payment may be in cash, by delivery of shares of Common Stock (valued at their fair market value at the time of exercise), or by a combination of cash and shares. At the discretion of the Compensation Committee, options may be issued in tandem with stock appreciation rights entitling the option holder to receive an amount in cash or in shares of Common Stock, or a combination thereof, equal in value to any increase since the date of grant in the fair market value of the Common Stock covered by the option.

     Effective with the Company's issuance of common stock on October 4, 1995, the Compensation Committee granted options covering a total of 50,000 shares of Common Stock to six officers and key employees of the Company. In each case, the exercise price is equal to $11.00 per share, the initial public offering price, and the options vest in cumulative annual increments of 20 percent beginning on October 3, 1996.

     Effective June 20, 1996, the Compensation Committee granted an option covering 10,000 shares of Common Stock to an officer of the Company. The exercise price of this option is $11.00 per share (the fair market value of the Common Stock on the date of grant) and the option is exercisable in cumulative annual increments of 20% beginning June 20, 1997.

     In August 1995, the Company granted a non-qualified stock option, covering 20,000 shares of Common Stock, to a Director who is neither an officer nor an employee. This option is not issued under the Plan. The option is exercisable in whole at any time or in part from time to time at an exercise price of $11.00 per share.

     A summary of the status of the Company's stock option plans for the years ended April 30, 1996 and 1997 is presented below:

                                                            OPTION
                                         SHARES UNDER     PRICE RANGE
                                            OPTION         PER SHARE
                                         ------------     -----------
Outstanding at April 30, 1995........        --
Granted..............................        70,000         $ 11.00
                                         ------------
Outstanding at April 30, 1996........        70,000
Granted..............................        10,000         $ 11.00
                                         ------------
Outstanding at April 30, 1997........        80,000
                                         ============
Options available for future grants
at April 30, 1997....................       240,000
                                         ============

                                              FISCAL
                                       --------------------
                                         1996       1997
                                       ---------  ---------
Options exercisable at end of year...     20,000     30,000
Weighted average exercise price of
options exercisable..................  $   11.00  $   11.00
Weighted average fair value of
options granted......................  $    5.01  $    5.22

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                            WEIGHTED                                          REMAINING
              EXERCISE                      AVERAGE           OPTIONS         OPTIONS        CONTRACTUAL
                PRICE                    EXERCISE PRICE     OUTSTANDING     EXERCISABLE     LIFE IN YEARS
            ------------                 --------------     -----------     -----------     -------------
               $11.00                        $11.00            20,000          20,000          (1)
               $11.00                        $11.00            60,000          10,000             9.25
                                                            -----------     -----------
                                                               80,000          30,000
                                                            ===========     ===========

------------

(1) The option will terminate one year after the Director ceases to be a member of the Board of Directors, except that in the event of the Director's death while serving as a Director the option would be exercisable by his heirs or representatives of his estate for a period of two years after date of death.

     The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               FISCAL
                                                    ----------------------------
                                                        1996           1997
                                                    -------------  -------------
Net Income..........................  As Reported   $   2,458,580  $   2,143,351
                                        Pro Forma   $   2,367,967  $   2,104,516
Net Income Per Common Share before
  Redemption of Preferred Stock.....  As Reported   $        0.51  $        0.39
                                        Pro Forma   $        0.49  $        0.38
Net Income Per Common Share after
  Redemption of Preferred Stock.....  As Reported   $        0.47  $        0.39
                                        Pro Forma   $        0.45  $        0.38

     Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     For nonpublic entities, SFAS No. 123 states that the value of stock options is estimated at its minimum value which is equal to the current stock price less the present value of the exercise price for a stock that does not pay dividends. This value can be estimated based on the same factors used for a public entity, except that a nonpublic entity need not consider the expected volatility of its stock over the option's expected life. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model except that a nonpublic entity need not consider the expected volatility of its stock of the option's expected life. The following weighted-average assumptions were used:

Risk free interest rate.................       6.43%
Expected life of options in years.......         10
Expected stock price volatility(1)......         48%
Expected dividend yield.................          0%

------------

(1) Volatility used in 1997 stock option grant.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

12.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS TO FUND. As of April 30, 1997, the Company had unfunded receivables in process of approximately $1.4 million.

     EMPLOYMENT AGREEMENT. In March 1992, First Investors entered into an employment agreement with its president which expired in March 1997. The agreement provided for an annual salary and an annual incentive bonus not to exceed 5 percent of pretax income. In the event the president is terminated for any reason other than death, disability, mutual agreement or conduct of a material illegal act, he is entitled to a sum equal to the annual salary for the remaining term of the agreement.

     LEASES. The Company is a party to a lease agreement for office space which began on June 1, 1992, and was amended on November 8, 1993, October 26, 1994, and October 10, 1995, to include additional office space. The lease expires on November 17, 1999. The Company also holds equipment under operating leases which expire in fiscal year 1998. Rent expense for office space and other operating leases for the years ended April 30, 1995, 1996 and 1997, was $154,412, $251,881 and $283,463, respectively. Required minimum lease payments for the remaining term of the above leases are:

Year ending April 30-
       1998..........................  $   231,326
       1999..........................      122,656
       2000..........................       62,030
       2001..........................      --
       2002..........................      --