Form 10-Q
period 1997-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1997-09-10
CIK 948034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM
     _________________ TO ________________

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

                                                SHARES
                                            OUTSTANDING AT
          CLASS                            AUGUST 29, 1997
- ----------------------------  --------------------------------------------------
COMMON STOCK-$.001 PAR VALUE                 5,566,669
================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                 JULY 31, 1997

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1997 and
                   July 31, 1997........................        3

                   Consolidated Statements of Operations
                   for the Three Months
                   Ended July 31, 1996 and 1997.........        4

                   Consolidated Statement of
                   Shareholders' Equity for the Three
                   Months Ended July 31, 1997...........        5

                   Consolidated Statements of Cash Flows
                   for the Three Months Ended
                   July 31, 1996 and 1997...............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       10

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       17

           SIGNATURES...................................       17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1997 AND JULY 31, 1997

                                          APRIL 30,         JULY 31,
                                            1997              1997
                                       ---------------    ------------
                                                          (UNAUDITED)

               ASSETS
- -------------------------------------
Receivables Held for Investment,
  net................................  $   118,299,063    $122,764,234
Cash and Short-Term Investments,
  including restricted cash of
  $3,550,391 and $3,981,050..........        5,967,358       6,633,366
Other Receivables:
     Due from servicer...............        8,427,565       7,959,662
     Accrued interest................        1,923,360       1,985,835
Assets Held for Sale.................        1,072,463       1,927,328
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,563,454       2,045,929
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $553,143 and $609,397......        1,101,947       1,409,048
     Deferred income tax asset,
       net...........................          387,876         472,913
                                       ---------------    ------------
          Total assets...............  $   139,743,086    $145,198,315
                                       ===============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------
Debt:
     Secured credit facilities.......  $   112,894,131    $118,181,739
Other Liabilities:
     Due to dealers..................          342,697         287,706
     Accounts payable and accrued
       liabilities...................        2,460,685       1,786,040
     Current income taxes payable....          109,472         421,782
                                       ---------------    ------------
          Total liabilities..........      115,806,985     120,677,267
                                       ---------------    ------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        5,465,616       6,050,563
                                       ---------------    ------------
          Total shareholders'
          equity.....................       23,936,101      24,521,048
                                       ---------------    ------------
          Total liabilities and
          shareholders' equity.......  $   139,743,086    $145,198,315
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1997
                                  (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED
                                       --------------------------
                                         JULY 31,      JULY 31,
                                           1996          1997
                                       ------------  ------------
Interest Income......................  $  4,500,031  $  4,853,298
Interest Expense.....................     1,560,597     1,819,265
                                       ------------  ------------
          Net interest income........     2,939,434     3,034,033
Provision for Credit Losses..........       359,606       711,000
                                       ------------  ------------
Net Interest Income After Provision
  for Credit Losses..................     2,579,828     2,323,033
                                       ------------  ------------
Other Income:
     Late fees and other.............       171,949       179,626
                                       ------------  ------------
Operating Expenses:
     Servicing fees..................       352,314       426,694
     Salaries and benefits...........       618,503       656,159
     Other...........................       597,144       498,629
                                       ------------  ------------
          Total operating expenses...     1,567,961     1,581,482
                                       ------------  ------------
Income Before Provision for Income
  Taxes..............................     1,183,816       921,177
                                       ------------  ------------
Provision for Income Taxes:
     Current.........................       319,812       421,267
     Deferred........................       112,252       (85,037)
                                       ------------  ------------
          Total provision for income
            taxes....................       432,064       336,230
                                       ------------  ------------
Net Income...........................  $    751,752  $    584,947
                                       ============  ============
Net Income Per Common Share..........         $0.14         $0.11
                                       ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1997
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN        RETAINED
                                        STOCK       CAPITAL        EARNINGS        TOTAL
                                       -------   --------------  ------------  --------------
Balance, April 30, 1997..............  $5,567    $   18,464,918  $  5,465,616  $   23,936,101
     Net income......................    --            --             584,947         584,947
                                       -------   --------------  ------------  --------------
Balance, July 31, 1997...............  $5,567    $   18,464,918  $  6,050,563  $   24,521,048
                                       =======   ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1997
                                  (UNAUDITED)

                                            1996             1997
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $       751,752  $       584,947
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....          406,700          550,497
          Provision for credit
            losses...................          359,606          711,000
          Charge-offs, net of
            recoveries...............         (301,401)        (629,433)
     (Increase) decrease in:
          Accrued interest
            receivable...............           54,627          (62,475)
          Restricted cash............          402,378         (430,659)
          Deferred financing costs
            and other................          (32,897)        (346,542)
          Funds held under
            reinsurance agreement....          (64,832)         517,525
          Due from servicer..........       (1,004,386)         467,903
          Deferred income tax asset,
            net......................        --                 (85,037)
          Federal income tax
            receivable...............          295,523        --
     Increase (decrease) in:
          Due to dealers.............         (177,337)         (54,991)
          Accounts payable and
            accrued liabilities......         (216,114)        (674,645)
          Current income taxes
            payable..................          (49,503)         312,310
          Deferred income tax
            liability, net...........          112,252        --
                                       ---------------  ---------------
               Net cash provided by
                 operating
                 activities..........          536,368          860,400
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of receivables.........      (20,398,180)     (18,316,433)
     Principal payments from
       receivables...................       10,661,681       12,426,545
     Purchase of furniture and
       equipment.....................          (28,874)         (22,772)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........       (9,765,373)      (5,912,660)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on
       secured debt..................       19,586,478       16,179,881
     Principal payments made on
          secured debt...............      (10,242,185)     (10,892,272)
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........        9,344,293        5,287,609
                                       ---------------  ---------------
Increase in Cash and Short-Term
  Investments........................          115,288          235,349
Cash and Short-Term Investments at
  Beginning of Period................        3,601,269        2,416,967
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $     3,716,557  $     2,652,316
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     1,454,800  $     1,843,788
          Income taxes...............           73,792          108,957

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1996 AND 1997

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of July 31, 1997, approximately 45 percent of receivables held for investment were located in Texas. The Company currently operates in 17 states.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of July 31, 1997, and the results of its operations for the three months ended July 31, 1996 and 1997, and its cash flows for the three months ended July 31, 1996 and 1997.

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

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders after preferred dividends, if any. The weighted average common shares outstanding for the three months ended July 31, 1996 and 1997, were 5,566,669.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,        JULY 31,
                                            1997             1997
                                       ---------------  ---------------
Receivables..........................  $   115,742,904  $   120,144,970
Unamortized premium and deferred
  fees...............................        3,738,156        3,882,828
Allowance for credit losses..........       (1,181,997)      (1,263,564)
                                       ---------------  ---------------
     Net receivables.................  $   118,299,063  $   122,764,234
                                       ===============  ===============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CORE PROGRAM. At July 31, 1997, the Company had investments in receivables pursuant to the core program with an aggregate principal balance of $116,885,869.

     Activity in the allowance for credit losses for the three months ended July 31, 1997, was as follows:

Balance, beginning of period.........  $  1,181,997
Provision for credit losses..........       711,000
Charge-offs, net of recoveries.......      (629,433)
                                       ------------
Balance, end of period...............  $  1,263,564
                                       ============

     PARTICIPATING PROGRAM. At July 31, 1997, the Company had investments in receivables pursuant to the dealer recourse program with an aggregate principal balance of $3,259,101. The Company was reimbursed by participating dealers for $1,374 of expenses incurred during the three months ended July 31, 1997. During the three months ended July 31, 1997, excess interest of $3,250 was remitted to the dealers pursuant to this program.

     The following table summarizes activity in the dealer reserves for the three months ended July 31, 1997.

Balance, beginning of period.........  $  339,602
Additions............................       8,517
Charges to dealer reserve accounts,
  net of recoveries..................     (67,812)
                                       ----------
Balance, end of period...............  $  280,307
                                       ==========

4.  DEBT

     Borrowings under the warehouse credit facility and commercial paper facility were $48,860,000 and $69,321,739, respectively, at July 31, 1997, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 6.31 percent and 6.16 percent, respectively. The effect of the hedge instrument on the weighted average interest rate is immaterial.

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

     On July 18, 1997, the Company, through its wholly-owned subsidiary, First Investors Financial Services, Inc. ("FIFS"), completed a $6 million working capital facility with NationsBank of Texas, N.A. as agent for the banks party thereto. The purpose of the facility is to support the Company's working capital needs and for other general corporate purposes. Under the terms of the facility, the Company may borrow, repay and reborrow up to the lesser of $6 million or a borrowing base. The initial term of the facility expires on July 10, 1998, and is renewable annually at the option of the lenders. In the event that the lenders elect not to renew, any borrowings outstanding at maturity will be converted to a term loan which would amortize quarterly in equal increments to fully amortize the balance within one year from the maturity date. Borrowings under the working capital facility bear interest at a rate selected by the

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company at the time of the advance of either the base rate, defined as the higher of the prime rate or the federal funds rate plus 0.5 percent, the LIBOR rate plus three percent or a rate agreed to by the Company and the banks. The facility also provides for the payment of other fees including an upfront fee, an annual agency fee and a fee of 0.375 percent per annum on the unused portion of the facility.

     The document governing the working capital facility contains numerous covenants governing the Company's business, the observance of certain covenants and other matters. The Company serves as a guarantor of the indebtedness which is additionally secured by the pledge of the outstanding stock of FIFS and two of FIFS' primary subsidiaries. Under the terms of the guaranty, the Company is prohibited from paying dividends to shareholders without the consent of the banks.

5.  SHAREHOLDERS' EQUITY

     STOCK OPTION PLAN. On July 15, 1997 the Compensation Committee granted options covering a total of 59,000 shares of Common Stock to key employees of the Company. The exercise price is $7.375 per share and the options vest in cumulative annual increments of 20 percent beginning on July 15, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended July 31, 1997 was $584,947, a decrease of 22% from that reported for the comparable period in the preceding year of $751,752. Earnings per common share was $0.11 for the three months ended July 31, 1997, compared to $0.14 per common share for the prior period.

NET INTEREST INCOME

     The continued profitability of the Company during these periods has been achieved by the growth of the receivables portfolio and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                          AS OF OR FOR THE
                                         THREE MONTHS ENDED
                                              JULY 31,
                                       ----------------------
                                          1996        1997
                                       ----------  ----------
Investment in receivables:
     Number..........................       9,284      10,989
     Principal balance...............  $  103,136  $  120,251
     Average principal balance of
      receivables outstanding during
      the
       period........................  $   98,465  $  117,808

                                        THREE MONTHS ENDED
                                             JULY 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
Interest income(1)...................  $   4,500  $   4,853
Interest expense.....................      1,561      1,819
                                       ---------  ---------
     Net interest income.............  $   2,939  $   3,034
                                       =========  =========

- ------------

(1) Amounts shown are net of yield participations paid to dealers pursuant to the participating program of $20 and $3, respectively.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                           THREE MONTHS
                                              ENDED
                                             JULY 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
Effective yield on receivables(1)....       18.3%      16.5%
Average cost of debt(2)..............        6.5        6.3
                                       ---------  ---------
Net interest spread(3)...............       11.8%      10.2%
                                       =========  =========
Net interest margin(4)...............       11.9%      10.3%
                                       =========  =========

- ------------

(1) Represents interest income as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on receivables less average cost of debt.

(4) Represents net interest income as a percentage of average receivables outstanding.

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months ended July 31, 1997 to $3.034 million from $2.939 million for the comparable period in the preceding year. Net interest income in 1997 represents an increase of 3% from the same period in 1996.

     Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                                 THREE MONTHS ENDED
                                                      JULY 31,
                                                    1996 TO 1997
                                        -------------------------------------
                                           INCREASE DUE TO
                                              CHANGE IN
                                        ----------------------
                                         AVERAGE
                                        PRINCIPAL      AVERAGE      TOTAL NET
                                         AMOUNT         RATE        INCREASE
                                        ---------      -------      ---------
Interest income......................     $ 884        $ (531 )       $ 353
Interest expense.....................       312           (54 )         258
                                        ---------      -------      ---------
Net interest income..................     $ 572        $ (477 )       $  95
                                        =========      =======      =========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1997 AND 1996 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for the 1997 period increased to $4,853 compared with $4,500 for the comparable period in 1996 and reflects an increase of 8%. The increase in interest income is due to an increase in the average principal balance of receivables held of 20% from the 1996 to 1997 comparable period. The increase in average principal balance of receivables held for the three months ended offset a 1.8% decline in the effective yield realized on the receivables. Management attributes the decrease in yield to a reduction in financing fees paid by dealers and an increase in the percentage of receivables on which rate participation is paid to dealers as incentive to utilize the Company's financing programs.

     INTEREST EXPENSE. Interest expense in 1997 increased to $1,819 as compared to $1,561 in 1996. The increase of 17% was due to an increase in the weighted average borrowings outstanding of 20%. The weighted average cost of debt declined 0.2% in the three month period as compared to 1996, reflecting a general decline in market rates and the positive impact of the Company's hedging programs.

     NET INTEREST INCOME. Net interest income increased to $3,034 in 1997, an increase of 3% over the comparable 1996 period. The increase resulted from the growth of the receivables portfolio which offset a decline of 1.6% in the net interest spread over the prior year period.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1997 increased to $711 as compared to $360 in 1996. The increase was the result of the growth of the Company's receivables portfolio and the continued strategy of building loan loss reserve in excess of net charge-offs.

     LATE FEES AND OTHER INCOME. Other income increased to $180 in 1997 from $172 in 1996. Other income primarily represents interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fee expenses increased to $427 in 1997 from $352 in 1996. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the growth in the number of receivables serviced, which increased by 1,705 from 1996 to 1997.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased to $656 in 1997 from $619 in 1996. The increase was due to an expansion of the Company's operations.

     OTHER EXPENSES. Other expenses decreased to $499 from $597 for the three months ended. The decrease was primarily due to higher relative expense levels in the 1996 period resulting from an expansion of the Company's operations and to a lesser extent, the implementation of certain overhead expense controls in the 1997 period.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1997, income before provision for income taxes decreased to $921 or 22% from the comparable period in 1996. This change was a result of the decrease in net interest income after provision for credit losses of $257 partially offset by an increase in operating expenses of $14.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company funds the purchase price of the receivables through the use of a $55 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current warehouse credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. The Company paid $18.3 million for receivables acquired for the three months ended July 31, 1997, compared to $20.4 million paid in the comparable 1996 period. Receivables that have accumulated in the warehouse credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $105 million to fund the Company's investment in the receivables portfolio. Substantially all of the Company's receivables are pledged to collateralize these credit facilities.

     On October 22, 1996, the Company entered into a $105 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by NationsBank, N.A.. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). It replaced an existing $75 million commercial paper conduit facility which was provided by Enterprise Funding to FIRC. Credit enhancement for the new $105 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. Credit enhancement for the replaced $75 million facility was provided by an Auto Loan Protection Insurance ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary. The ALPI policy continues to provide credit enhancement for the $55 million warehouse credit facility.

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

     The current term of the warehouse credit facility expires on April 15, 1998, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of the facility has been extended on six occasions since its inception in October 1992. The commercial paper facility was provided for a term of one year, expiring October 21, 1997. If the facility were not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the warehouse credit facility. Management considers its relationship with all of the Company's lenders to be satisfactory and has no reason to believe either the warehouse credit facility or the commercial paper facility will not be renewed.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolio. The Company received such payments in the amount of $17.9 million and $14.6 million for the three months ended July 31, 1997 and 1996, respectively. Such cash flow funds repayment of amounts borrowed under the warehouse credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the three months ended, the Company required net cash flow of $5.9 million in 1997 and $9.7 million in 1996 (cash required to acquire receivables net of principal payments on receivables) to fund the growth of its receivables portfolio.

     The following table summarizes borrowings under the warehouse credit facility and the commercial paper facility (dollars in thousands):

                                         AS OF OR FOR THE
                                           THREE MONTHS
                                              ENDED
                                             JULY 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
WAREHOUSE CREDIT FACILITY:
At period-end:
     Balance outstanding.............  $  52,390  $  48,860
     Weighted average interest
      rate(1)........................       6.28%      6.31%
During period(2):
     Maximum borrowings
      outstanding....................  $  52,779  $  48,860
     Weighted average balance
      outstanding....................     48,375     45,200
     Weighted average interest
      rate...........................       6.36%      6.14%
COMMERCIAL PAPER FACILITY:
At period-end:
     Balance outstanding.............  $  48,003  $  69,321
     Weighted average interest
      rate(1)........................       6.12%      6.16%
During period(2):
     Maximum borrowings
      outstanding....................  $  48,003  $  74,843
     Weighted average balance
      outstanding....................     47,463     69,818
     Weighted average interest
      rate...........................       6.67%      6.45%

- ------------

(1) Based on interest rates, facility fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. At July 31, 1997, the Company was a party to a swap agreement with NationsBank of Texas, N.A. pursuant to which the Company's interest rate exposure is fixed, through August 1997, at a rate of 5.545% on a notional amount of $100 million. The effect of the hedge instrument on the weighted average interest rate is immaterial.

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

                                                          JULY 31,
                                       -----------------------------------------------
                                               1996                      1997
                                       ---------------------     ---------------------
                                       RECEIVABLES   RESERVE     RECEIVABLES   RESERVE
                                         BALANCE     BALANCE       BALANCE     BALANCE
                                       -----------   -------     -----------   -------
Core Program:
     Insured by third party
       insurer.......................   $   4,321    $ --         $   1,685    $ --
     Other receivables(1)............      90,749       688 (2)     115,201     1,264 (2)
Participating Program................       8,066       620 (3)       3,259       280 (3)
                                       -----------               -----------
                                        $ 103,136                 $ 120,145
                                       ===========               ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                   0.8 %                     1.1 %
Dealer reserves as a percentage of
  participating program
  receivables........................                   7.7 %                     8.6 %

- ------------

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

     CORE PROGRAM. Under the core program, the Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. With the completion of the $105 million commercial paper conduit financing in October 1996, credit loss insurance and the Company's reinsurance liability is cancelled upon the transfer of receivables to FIARC utilizing commercial paper borrowings. A provision for credit losses of $711,000 has been recorded for the three months ended July 31, 1997, for losses which are reinsured by the Company's captive insurance subsidiary and for losses on receivables pledged as collateral under the commercial paper conduit facility.

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

     As a result of a shift in the preference of dealers to sell receivables to the Company under the core program rather than the participating program, the participating program accounted for only 3% of the aggregate receivables held by the Company as of July 31, 1997, representing a 5% decrease from 8% on July 31, 1996. Management believes that this trend will continue and that the significance of the participating program by comparison to the core program, will diminish over future periods.

     The following table summarizes the status and collection experience of receivables acquired by the Company (dollars in thousands):

                                            AS OF OR FOR THE THREE MONTHS ENDED JULY 31,
                                        ----------------------------------------------------
                                                 1996                         1997
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
CORE PROGRAM:
Delinquent amount outstanding:
     30 - 59 days....................      106         $ 1,702          200         $ 3,048
     60 - 89 days....................       26             452           59             906
     90 days or more.................       33             515           99           1,723
                                           ---        ---------         ---        ---------
Total delinquencies..................      165         $ 2,669          358         $ 5,677
                                           ---        ---------         ---        ---------
Total delinquencies as a percentage
  of outstanding receivables acquired
  pursuant to the core program.......      1.9%            2.0%         3.3%            3.5%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to the core
  program(2)(3)......................     --               1.4%        --               2.2%

PARTICIPATING PROGRAM:
Delinquent amount outstanding:
     30 - 59 days....................       24         $   222           16         $    86
     60 - 89 days....................        5              26            7              69
     90 days or more.................        9             124           16             149
                                           ---        ---------         ---        ---------
Total delinquencies..................       38         $   372           39         $   304
                                           ---        ---------         ---        ---------
Total delinquencies as a percentage
  of participating program
  receivables........................      3.4%            3.6%         6.5%            7.4%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period which were
  acquired pursuant to the
  participating program..............     --                 0%        --                 0%

- ------------

(1) Amounts of delinquent receivables outstanding and total delinquencies as a percent of outstanding receivables acquired pursuant to the core program are based on gross receivables balances, which include principal outstanding plus unearned interest income.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)            10.39     --    First Amendment to the Amended and Restated Credit Agreement dated January 31,
                                     1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
                     10.40     --    Second Amendment to the Amended and Restated Credit Agreement dated May 15, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
                     10.41     --    Employment Agreement dated July 16, 1997 between First Investors Financial
                                     Services, Inc. and Tommy A. Moore, Jr.
                     10.42     --    Credit Agreement dated as of July 18, 1997 between First Investors Financial
                                     Services, Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
                     10.43     --    Pledge and Security Agreement dated as of July 18, 1997 by and among First
                                     Investors (Vermont) Holdings, Inc. and NationsBank of Texas, N.A., as agent for the banks party thereto.
                     10.44     --    Pledge Agreement dated as of July 18, 1997 by and among First Investors Financial
                                     Services, Inc. and NationsBank of Texas, N.A., as agent for the banks party thereto.

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

                                            FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                             (Registrant)

Date:  September 10, 1997                             By: /s/TOMMY A. MOORE, JR.
                                                         TOMMY A. MOORE, JR.
                                                PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  September 10, 1997                               By: /s/BENNIE H. DUCK
                                                            BENNIE H. DUCK
                                           SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER

                                       17