Form 10-Q
period 1997-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1997-12-12
CIK 948034

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                                         SHARES
                                                     OUTSTANDING AT
            CLASS                                   NOVEMBER 28, 1997
            -----                                   -----------------
 COMMON STOCK-$.001 PAR VALUE                            5,566,669

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                OCTOBER 31, 1997

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1997 and
                   October 31, 1997.....................        3

                   Consolidated Statements of Operations
                   for the Three Months
                   and Six Months Ended October 31, 1996
                   and 1997.............................        4

                   Consolidated Statement of
                   Shareholders' Equity for the Six
                   Months Ended October 31, 1997........        5

                   Consolidated Statements of Cash Flows
                   for the Six Months Ended
                   October 31, 1996 and 1997............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       10

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       17

           SIGNATURES...................................       17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1997 AND OCTOBER 31, 1997

                                          APRIL 30,       OCTOBER 31,
                                            1997              1997
                                       ---------------    ------------
                                                          (UNAUDITED)
               ASSETS
               ------
Receivables Held for Investment,
  net................................  $   118,299,063    $125,998,247
Cash and Short-Term Investments,
  including restricted cash of
  $3,550,391 and $3,476,507..........        5,967,358       4,128,799
Other Receivables:
     Due from servicer...............        8,427,565       7,122,436
     Accrued interest................        1,923,360       2,061,808
Assets Held for Sale.................        1,072,463       3,687,358
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,563,454       1,655,980
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $553,143 and $681,074......        1,101,947       1,202,803
     Deferred income tax asset,
       net...........................          387,876         379,910
                                       ---------------    ------------
          Total assets...............  $   139,743,086    $146,237,341
                                       ===============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Debt:
     Secured credit facilities.......  $   112,894,131    $119,355,204
Other Liabilities:
     Due to dealers..................          342,697         271,435
     Accounts payable and accrued
       liabilities...................        2,460,685       1,541,561
     Current income taxes payable....          109,472          18,304
                                       ---------------    ------------
          Total liabilities..........      115,806,985     121,186,504
                                       ---------------    ------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        5,465,616       6,580,352
                                       ---------------    ------------
          Total shareholders'
            equity...................       23,936,101      25,050,837
                                       ---------------    ------------
          Total liabilities and
            shareholders' equity.....  $   139,743,086    $146,237,341
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1996 AND 1997
                                  (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                       --------------------------  --------------------------
                                       OCTOBER 31,   OCTOBER 31,   OCTOBER 31,   OCTOBER 31,
                                           1996          1997          1996          1997
                                       ------------  ------------  ------------  ------------
Interest Income......................  $  4,577,626  $  4,951,665  $  9,077,657  $  9,804,962
Interest Expense.....................     1,668,225     1,940,003     3,228,822     3,759,268
                                       ------------  ------------  ------------  ------------
          Net interest income........     2,909,401     3,011,662     5,848,835     6,045,694
Provision for Credit Losses..........       401,367       628,276       760,974     1,339,276
                                       ------------  ------------  ------------  ------------
Net Interest Income After Provision
  for Credit Losses..................     2,508,034     2,383,386     5,087,861     4,706,418
                                       ------------  ------------  ------------  ------------
Other Income:
     Late fees and other.............       145,645       126,412       317,594       306,039
                                       ------------  ------------  ------------  ------------
Operating Expenses:
     Servicing fees..................       382,211       446,997       734,525       873,692
     Salaries and benefits...........       498,927       609,743     1,117,430     1,265,902
     Other...........................       500,903       618,744     1,098,047     1,117,373
                                       ------------  ------------  ------------  ------------
          Total operating expenses...     1,382,041     1,675,484     2,950,002     3,256,967
                                       ------------  ------------  ------------  ------------
Income Before Provision for Income
  Taxes..............................     1,271,638       834,314     2,455,453     1,755,490
                                       ------------  ------------  ------------  ------------
Provision for Income Taxes:
     Current.........................       323,569       211,522       643,380       632,788
     Deferred........................       140,608        93,003       252,860         7,966
                                       ------------  ------------  ------------  ------------
          Total provision for income
            taxes....................       464,177       304,525       896,240       640,754
                                       ------------  ------------  ------------  ------------
Net Income...........................  $    807,461  $    529,789  $  1,559,213  $  1,114,736
                                       ============  ============  ============  ============
Net Income Per Common Share..........         $0.15         $0.10         $0.28         $0.20
                                       ============  ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1997
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN        RETAINED
                                        STOCK       CAPITAL        EARNINGS        TOTAL
                                       -------   --------------  ------------  --------------
Balance, April 30, 1997..............  $5,567    $   18,464,918  $  5,465,616  $   23,936,101
     Net income......................    --            --           1,114,736       1,114,736
                                       -------   --------------  ------------  --------------
Balance, October 31, 1997............  $5,567    $   18,464,918  $  6,580,352  $   25,050,837
                                       =======   ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1997
                                  (UNAUDITED)

                                            1996             1997
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $     1,559,213  $     1,114,736
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....          799,614        1,125,270
          Provision for credit
            losses...................          760,974        1,339,276
          Charge-offs, net of
            recoveries...............         (630,761)      (1,266,424)
     (Increase) decrease in:
          Accrued interest
            receivable...............         (149,276)        (138,448)
          Restricted cash............          530,145           73,884
          Deferred financing costs
            and other................         (289,725)        (176,054)
          Funds held under
            reinsurance agreement....        1,590,220          907,474
          Due from servicer..........       (1,164,593)       1,305,129
          Deferred income tax asset,
            net......................        --                   7,966
          Federal income tax
            receivable...............          205,023        --
     Increase (decrease) in:
          Due to dealers.............         (252,802)         (71,262)
          Accounts payable and
            accrued liabilities......         (372,353)        (919,124)
          Current income taxes
            payable..................         (193,434)         (91,168)
          Deferred income tax
            liability, net...........          252,860        --
                                       ---------------  ---------------
               Net cash provided by
                 operating
                 activities..........        2,645,105        3,211,255
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of receivables.........      (35,391,364)     (35,214,648)
     Principal payments from
       receivables...................       21,395,234       23,825,530
     Purchase of furniture and
       equipment.....................          (35,628)         (47,885)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........      (14,031,758)     (11,437,003)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on
       secured debt..................       31,354,444       29,430,783
     Principal payments made on
       secured debt..................      (19,970,926)     (22,969,710)
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........       11,383,518        6,461,073
                                       ---------------  ---------------
Decrease in Cash and Short-Term
  Investments........................           (3,135)      (1,764,675)
Cash and Short-Term Investments at
  Beginning of Period................        3,601,269        2,416,967
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $     3,598,134  $       652,292
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the
       period for --
          Interest...................  $     3,055,713  $     3,754,048
          Income taxes...............          631,791          723,956

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1996 AND 1997

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of October 31, 1997, approximately 44 percent of receivables held for investment were located in Texas. The Company currently operates in 17 states.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of October 31, 1997, and the results of its operations for the three months and six months ended October 31, 1996 and 1997, and its cash flows for the six months ended October 31, 1996 and 1997.

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

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders. The weighted average common shares outstanding for the three months and six months ended October 31, 1996 and 1997, were 5,566,669.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,       OCTOBER 31,
                                            1997             1997
                                       ---------------  ---------------
Receivables..........................  $   115,742,904  $   123,298,865
Unamortized premium and deferred
  fees...............................        3,738,156        3,954,230
Allowance for credit losses..........       (1,181,997)      (1,254,848)
                                       ---------------  ---------------
     Net receivables.................  $   118,299,063  $   125,998,247
                                       ===============  ===============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CORE PROGRAM. At October 31, 1997, the Company had investments in receivables pursuant to the core program with an aggregate principal balance of $120,719,979.

     Activity in the allowance for credit losses for the six months ended October 31, 1997, was as follows:

Balance, beginning of period.........  $  1,181,997
Provision for credit losses..........     1,339,276
Charge-offs, net of recoveries.......    (1,266,425)
                                       ------------
Balance, end of period...............  $  1,254,848
                                       ============

     PARTICIPATING PROGRAM. At October 31, 1997, the Company had investments in receivables pursuant to the dealer recourse program with an aggregate principal balance of $2,578,886. The Company was reimbursed by participating dealers for $3,414 of expenses incurred during the six months ended October 31, 1997. During the six months ended October 31, 1997, excess interest of $6,135 was remitted to the dealers pursuant to this program.

     The following table summarizes activity in the dealer reserves for the six months ended October 31, 1997.

Balance, beginning of period.........  $  339,602
Additions............................      12,966
Charges to dealer reserve accounts,
  net of recoveries..................     (85,499)
                                       ----------
Balance, end of period...............  $  267,069
                                       ==========

4.  DEBT

     Borrowings under the warehouse credit facility and commercial paper facility were $31,385,000 and $87,970,204, respectively, at October 31, 1997, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 6.26 percent and 6.19 percent, respectively. The effect of the hedge instrument on the weighted average interest rate is immaterial.

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

     The Company, through its wholly-owned subsidiary, First Investors Financial Services, Inc. ("FIFS"), also maintains a $6 million working capital facility with NationsBank of Texas, N.A. as agent for the banks party thereto. The purpose of the facility is to support the Company's working capital needs and for other general corporate purposes. Under the terms of the facility, the Company may borrow, repay and reborrow up to the lesser of $6 million or a borrowing base. The initial term of the facility expires on July 10, 1998, and is renewable annually at the option of the lenders. In the event that the lenders elect not to renew, any borrowings outstanding at maturity will be converted to a term loan which would amortize quarterly in equal increments to fully amortize the balance within one year from the maturity date. At October 31, 1997, there were no outstanding borrowings under this facility.

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

     On September 20, 1997, the Company received a commitment from First Union Corporation ("First Union") for a $25 million credit facility to fund the acquisition of additional receivables. The facility will be provided to a newly formed special purpose financing subsidiary of the Company by Variable Funding Capital Corporation, a commercial paper conduit administered by First Union. Terms of the facility are substantially similar to the Company's existing commercial paper conduit facility. The consummation of the commitment is subject to completion and execution of the final loan documentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended October 31, 1997 was $529,789, a decrease of 34% from that reported for the comparable period in the preceding year of $807,461. Net income for the six months ended October 31, 1997 was $1,114,736, a decrease of 29% from that reported for the comparable period in the preceding year of $1,559,213. Earnings per common share was $0.10 for the three months ended October 31, 1997, compared to $0.15 per common share for the prior period. Earnings per common share was $0.20 for the six months ended October 31, 1997, compared to $0.28 per common share for the prior period.

NET INTEREST INCOME

     The continued profitability of the Company during these periods has been achieved by the growth of the receivables portfolio and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                          AS OF OR FOR THE
                                          SIX MONTHS ENDED
                                            OCTOBER 31,
                                       ----------------------
                                          1996        1997
                                       ----------  ----------
Investment in receivables:
     Number..........................       9,680      11,338
     Principal balance...............  $  107,016  $  123,299
     Average principal balance of
      receivables outstanding during
      the six month period...........  $  101,471  $  119,796
     Average principal balance of
      receivables outstanding during
      the three month period.........     104,897     121,898

                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                       OCTOBER 31,           OCTOBER 31,
                                   --------------------  --------------------
                                     1996       1997       1996       1997
                                   ---------  ---------  ---------  ---------
Interest income(1)...............  $   4,577  $   4,952  $   9,078  $   9,805
Interest expense.................      1,668      1,940      3,229      3,759
                                   ---------  ---------  ---------  ---------
     Net interest income.........  $   2,909  $   3,012  $   5,849  $   6,046
                                   =========  =========  =========  =========
------------
(1) Amounts shown are net of amortization of premium, deferred fees and yield participations paid to dealers pursuant to the participating program of $21, $3, $41 and $6, respectively.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                        THREE MONTHS           SIX MONTHS
                                            ENDED                 ENDED
                                          OCTOBER 31,           OCTOBER 31,
                                        --------------        --------------
                                        1996      1997        1996      1997
                                        ----      ----        ----      ----
Effective yield on receivables(1) ...   17.5%     16.2%       17.9%     16.4%
Average cost of debt(2) .............    6.6       6.5         6.6       6.5
                                        ----      ----        ----      ----
Net interest spread(3) ..............   10.9%      9.7%       11.3%      9.9%
                                        ====      ====        ====      ====
Net interest margin(4) ..............   11.1%      9.9%       11.5%     10.1%
                                        ====      ====        ====      ====
------------
(1) Represents interest income as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on receivables less average cost of debt.

(4) Represents net interest income as a percentage of average receivables outstanding.

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months and six months ended October 31, 1997 to $3.0 million and $6.0 million, respectively, from $2.9 million and $5.8 million for the comparable periods in the preceding year. Net interest income in 1997 represents increases of 4% and 3% from the same periods in 1996.

     Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   OCTOBER 31,                          OCTOBER 31,
                                                  1996 TO 1997                         1996 TO 1997
                                        ---------------------------------    ---------------------------------
                                          INCREASE DUE TO                      INCREASE DUE TO
                                             CHANGE IN                            CHANGE IN
                                        --------------------                 --------------------
                                         AVERAGE                              AVERAGE
                                        PRINCIPAL    AVERAGE    TOTAL NET    PRINCIPAL    AVERAGE    TOTAL NET
                                         AMOUNT       RATE      INCREASE      AMOUNT       RATE      INCREASE
                                        ---------    -------    ---------    ---------    -------    ---------
Interest income......................     $ 742      $ (367)      $ 375       $ 1,639     $ (912)      $ 727
Interest expense.....................       289         (17)        272           605        (75)        530
                                        ---------    -------    ---------    ---------    -------    ---------
Net interest income..................     $ 453      $ (350)      $ 103       $ 1,034     $ (837)      $ 197
                                        =========    =======    =========    =========    =======    =========

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996 (DOLLARS IN
THOUSANDS)

     INTEREST INCOME. Interest income for the 1997 periods increased to $4,952 and $9,805 compared with $4,577 and $9,078 for the comparable periods in 1996 and reflects an increase of 8% over the respective periods. The increase in interest income is due to an increase in the average principal balance of receivables held of 16% and 18% from the 1996 to 1997 comparable periods. The increase in average principal balance of receivables held for the three and six months ended offset a 1.3% and 1.5% decline in the effective yield realized on the receivables from the 1996 to 1997 comparable periods. Management attributes the decrease in yield to a reduction in financing fees paid by dealers and an increase in the percentage of receivables on which rate participation is paid to dealers as incentive to utilize the Company's financing programs.

     INTEREST EXPENSE. Interest expense in 1997 increased to $1,940 and $3,759 as compared to $1,668 and $3,229 in 1996. The increase of 16% over the respective periods was due to an increase in the weighted average borrowings outstanding of 17% and 19%. The weighted average cost of debt declined 0.1% over the respective periods, reflecting a general decline in market rates and the positive impact of the Company's hedging programs.

     NET INTEREST INCOME. Net interest income increased to $3,012 and $6,046 in 1997, an increase of 4% and 3% over the comparable 1996 periods. The increase resulted from the growth of the receivables portfolio which offset a decline of 1.2% and 1.4% in the net interest spread over the prior year periods.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1997 increased to $628 and $1,339 as compared to $401 and $761 in 1996. The increase was the result of the growth of the Company's receivables portfolio and the continued strategy of maintaining loan loss reserves as a percentage of total loans.

     LATE FEES AND OTHER INCOME. Other income decreased to $126 and $306 in 1997 from $146 and $318 in 1996 primarily as a result of lower yields on cash investments. Other income primarily represents interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fee expenses increased to $447 and $874 in 1997 from $382 and $735 in 1996. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the growth in the number of receivables serviced, which increased by 1,658 from 1996 to 1997.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased to $610 and $1,266 in 1997 from $499 and $1,117 in 1996. The increase was due to higher salary levels per employee and an expansion of the Company's operations.

     OTHER EXPENSES. Other expenses increased to $619 and $1,117 in 1997 from $501 and $1,098 in 1996. The increase was primarily due to an overall expansion of the Company's asset base and an increase in the volume of applications for credit processed by the Company in the 1997 periods versus the comparable periods.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1997, income before provision for income taxes decreased to $834 and $1,755 or 34% and 29% from the comparable periods in 1996. This change was a result of the decrease in net interest income after provision for credit losses of $125 and $381 and an increase in operating expenses of $293 and $307.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company funds the purchase price of the receivables through the use of a $55 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current warehouse credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. The Company paid $16.9 million and $35.2 million for receivables acquired for the three months and six months ended October 31, 1997, compared to $15.0 million and $35.4 million paid in the comparable 1996 periods. Receivables that have accumulated in the warehouse credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $105 million to fund the Company's investment in the receivables portfolio. Substantially all of the Company's receivables are pledged to collateralize these credit facilities.

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

     The current term of the warehouse credit facility expires on October 15, 1998, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of the facility has been extended on seven occasions since its inception in October 1992. The commercial paper facility was provided for a term of one year, expiring October 21, 1997 and has been extended to October 20, 1998. If the facility were not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the warehouse credit facility. Management considers its relationship with all of the Company's lenders to be satisfactory and has no reason to believe either the warehouse credit facility or the commercial paper facility will not be renewed.

     On September 20, 1997, the Company received a commitment from First Union Corporation ("First Union") for a $25 million credit facility to fund the acquisition of additional receivables. The facility will be provided to a newly formed special purpose financing subsidiary of the Company by Variable Funding Capital Corporation, a commercial paper conduit administered by First Union. Terms of the facility are substantially similar to the Company's existing commercial paper conduit facility. The consummation of the commitment is subject to completion and execution of the final loan documentation.

     In addition to the $160 million in currently available debt facilities utilized to fund the acquisition of receivables, the Company also maintains a $6 million working capital line of credit to be used for working capital and general corporate purposes. The facility expires on July 10,

1998. If the lenders elect not to renew, any outstandings will be amortized over a one year period. There were no outstandings under the facility at October 31, 1997.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolio. The Company received such payments in the amount of $35.8 million and $29.8 million for the six months ended October 31, 1997 and 1996, respectively. Such cash flow funds repayment of amounts borrowed under the warehouse credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the six months ended, the Company required net cash flow of $11.4 million in 1997 and $14.0 million in 1996 (cash required to acquire receivables net of principal payments on receivables) to fund the growth of its receivables portfolio.

     The following table summarizes borrowings under the warehouse credit facility and the commercial paper facility (dollars in thousands):

                                         AS OF OR FOR THE
                                            SIX MONTHS
                                              ENDED
                                           OCTOBER 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
WAREHOUSE CREDIT FACILITY:
At period-end:
     Balance outstanding.............  $  43,110  $  31,385
     Weighted average interest
      rate(1)........................       6.33%      6.26%
During period(2):
     Maximum borrowings
      outstanding....................  $  55,000  $  53,270
     Weighted average balance
      outstanding....................     48,993     41,666
     Weighted average interest
      rate...........................       6.80%      6.33%
COMMERCIAL PAPER FACILITY:
At period-end:
     Balance outstanding.............  $  59,322  $  87,970
     Weighted average interest
      rate(1)........................       6.12%      6.19%
During period(2):
     Maximum borrowings
      outstanding....................  $  59,322  $  91,302
     Weighted average balance
      outstanding....................     49,216     74,952
     Weighted average interest
      rate...........................       6.36%      6.51%
------------
(1) Based on interest rates, facility fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. At October 31, 1997, the Company was a party to three swap agreements with NationsBank of Texas, N.A. pursuant to which the Company's interest rate is fixed at a weighted average rate of 5.63% on an aggregate notional amount of $120 million. Two of these swap agreements, covering an aggregate notional amount of $90 million, expire in September 1998 with the remaining swap with a notional amount of $30 million expiring in October 1998. The expiration of each swap agreement may be extended an additional two years from the initial expiration date at the option of NationsBank.

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

                                                         OCTOBER 31,
                                       -----------------------------------------------
                                               1996                      1997
                                       ---------------------     ---------------------
                                       RECEIVABLES   RESERVE     RECEIVABLES   RESERVE
                                         BALANCE     BALANCE       BALANCE     BALANCE
                                       -----------   -------     -----------   -------
Core Program:
     Insured by third party
       insurer.......................   $   3,430    $   --       $   1,202    $   --
     Other receivables(1)............      96,817       760 (2)     119,518     1,255 (2)
Participating Program................       6,769       546 (3)       2,579       267 (3)
                                       -----------               -----------
                                        $ 107,016                 $ 123,299
                                       ===========               ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                   0.8 %                     1.1 %
Dealer reserves as a percentage of
  participating program
  receivables........................                   8.1 %                    10.4 %

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

     CORE PROGRAM. Under the core program, the Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. With the completion of the $105 million commercial paper conduit financing in October 1996, credit loss insurance and the Company's reinsurance liability is cancelled upon the transfer of receivables to FIARC utilizing commercial paper borrowings. Provision for credit losses of $628,276 and $1,339,276 have been recorded for the three months and six months ended October 31, 1997, respectively, for losses which are reinsured by the Company's captive insurance subsidiary and for losses on receivables pledged as collateral under the commercial paper conduit facility.

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

     As a result of a shift in the preference of dealers to sell receivables to the Company under the core program rather than the participating program, the participating program accounted for only 2% of the aggregate receivables held by the Company as of October 31, 1997, representing a 4% decrease from 6% on October 31, 1996. Management believes that this trend will continue and that the significance of the participating program by comparison to the core program, will diminish over future periods.

     The following table summarizes the status and collection experience of receivables acquired by the Company (dollars in thousands):

                                           AS OF OR FOR THE SIX MONTHS ENDED OCTOBER 31,
                                        ----------------------------------------------------
                                                 1996                         1997
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
Delinquent amount outstanding:
     30 - 59 days....................      154         $ 2,257          247         $ 3,557
     60 - 89 days....................       33             528           79           1,229
     90 days or more.................       74           1,198          129           1,932
                                           ---        ---------         ---        ---------
Total delinquencies..................      261         $ 3,983          455         $ 6,718
                                           ===        =========         ===        =========
Total delinquencies as a percentage
  of outstanding receivables.........      2.6%            2.7%         3.8%            3.9%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period(2)(3)............      --              1.4%         --              2.2%

------------
(1) Amounts of delinquent receivables outstanding and total delinquencies as a percent of outstanding receivables are based on gross receivables balances, which include principal outstanding plus unearned interest income.

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

        (a) None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                 (Registrant)

Date:  December 12, 1997                  By: /s/ TOMMY A. MOORE, JR.
                                                  TOMMY A. MOORE, JR.
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  December 12, 1997                  By: /s/ BENNIE H. DUCK
                                                  BENNIE H. DUCK
                                SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER