Form 10-Q
period 1998-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1998-03-16
CIK 948034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ______________ TO _________

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

                                                SHARES
                                            OUTSTANDING AT
            CLASS                         FEBRUARY 27, 1998
----------------------------              -----------------
COMMON STOCK-$.001 PAR VALUE                  5,566,669

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                JANUARY 31, 1998

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1997 and
                   January 31, 1998.....................        3

                   Consolidated Statements of Operations
                   for the Three Months
                   and Nine Months Ended January 31,
                   1997 and 1998........................        4

                   Consolidated Statement of
                   Shareholders' Equity for the Nine
                   Months Ended January 31, 1998........        5

                   Consolidated Statements of Cash Flows
                   for the Nine Months Ended
                   January 31, 1997 and 1998............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       10

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       18

           SIGNATURES...................................       18

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1997 AND JANUARY 31, 1998

                                          APRIL 30,       JANUARY 31,
                                            1997              1998
                                       ---------------    ------------
                                                          (UNAUDITED)
               ASSETS
-------------------------------------
Receivables Held for Investment,
  net................................  $   118,299,063    $131,018,927
Cash and Short-Term Investments,
  including restricted cash of
  $3,550,391 and $2,975,376..........        5,967,358       3,893,774
Other Receivables:
     Due from servicer...............        8,427,565       9,563,519
     Accrued interest................        1,923,360       2,140,363
Assets Held for Sale.................        1,072,463       2,178,734
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,563,454       2,138,507
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $553,143 and $758,324......        1,101,947       1,321,939
     Deferred income tax asset,
       net...........................          387,876         439,953
                                       ---------------    ------------
          Total assets...............  $   139,743,086    $152,695,716
                                       ===============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Secured credit facilities.......  $   112,894,131    $125,206,224
Other Liabilities:
     Due to dealers..................          342,697         258,014
     Accounts payable and accrued
       liabilities...................        2,460,685       1,745,907
     Current income taxes payable....          109,472         183,028
                                       ---------------    ------------
          Total liabilities..........      115,806,985     127,393,173
                                       ---------------    ------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        5,465,616       6,832,058
                                       ---------------    ------------
          Total shareholders'
            equity...................       23,936,101      25,302,543
                                       ---------------    ------------
          Total liabilities and
            shareholders' equity.....  $   139,743,086    $152,695,716
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1997 AND 1998
                                  (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                       --------------------------  ------------------------------
                                       JANUARY 31,   JANUARY 31,    JANUARY 31,     JANUARY 31,
                                           1997          1998           1997            1998
                                       ------------  ------------  --------------  --------------
Interest Income......................  $  4,553,835  $  5,073,243  $   13,631,492  $   14,878,206
Interest Expense.....................     1,739,780     2,052,530       4,968,603       5,811,799
                                       ------------  ------------  --------------  --------------
          Net interest income........     2,814,055     3,020,713       8,662,889       9,066,407
Provision for Credit Losses..........       521,000     1,070,000       1,281,974       2,409,276
                                       ------------  ------------  --------------  --------------
Net Interest Income After Provision
  for Credit Losses..................     2,293,055     1,950,713       7,380,915       6,657,131
                                       ------------  ------------  --------------  --------------
Other Income:
     Late fees and other.............       163,292       148,879         480,886         454,918
                                       ------------  ------------  --------------  --------------
Operating Expenses:
     Servicing fees..................       389,116       468,906       1,123,641       1,342,598
     Salaries and benefits...........       602,618       616,341       1,720,048       1,882,242
     Other...........................       631,544       617,959       1,729,591       1,735,332
                                       ------------  ------------  --------------  --------------
          Total operating expenses...     1,623,278     1,703,206       4,573,280       4,960,172
                                       ------------  ------------  --------------  --------------
Income Before Provision for Income
  Taxes..............................       833,069       396,386       3,288,521       2,151,877
                                       ------------  ------------  --------------  --------------
Provision for Income Taxes:
     Current.........................       834,379       204,724       1,477,759         837,512
     Deferred........................      (530,309)      (60,043)       (277,449)        (52,077)
                                       ------------  ------------  --------------  --------------
          Total provision for income
            taxes....................       304,070       144,681       1,200,310         785,435
                                       ------------  ------------  --------------  --------------
Net Income...........................  $    528,999  $    251,705  $    2,088,211  $    1,366,442
                                       ============  ============  ==============  ==============
Basic and Diluted Net Income per
  Common Share.......................         $0.10         $0.05           $0.38           $0.25
                                       ============  ============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1998
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN        RETAINED
                                        STOCK       CAPITAL        EARNINGS        TOTAL
                                       -------   --------------  ------------  --------------
Balance, April 30, 1997..............  $ 5,567    $  18,464,918  $  5,465,616  $   23,936,101
     Net income......................    --            --           1,366,442       1,366,442
                                       -------   --------------  ------------  --------------
Balance, January 31, 1998............  $ 5,567   $   18,464,918  $  6,832,058  $   25,302,543
                                       =======   ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JANUARY 31, 1997 AND 1998
                                  (UNAUDITED)

                                            1997             1998
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $     2,088,211  $     1,366,442
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....        1,296,635        1,725,386
          Provision for credit
            losses...................        1,281,974        2,409,276
          Charge-offs, net of
            recoveries...............       (1,078,110)      (2,275,540)
     (Increase) decrease in:
          Accrued interest
            receivable...............         (332,458)        (217,003)
          Restricted cash............          602,133          575,015
          Deferred financing costs
            and other................         (351,911)        (349,234)
          Funds held under
            reinsurance agreement....          753,289          424,947
          Due from servicer..........       (1,893,576)      (1,135,954)
          Deferred income tax asset,
            net......................         (151,977)         (52,077)
          Federal income tax
            receivable...............          295,523        --
     Increase (decrease) in:
          Due to dealers.............         (334,980)         (84,683)
          Accounts payable and
            accrued liabilities......         (475,425)        (714,778)
          Current income taxes
            payable..................          138,445           73,556
          Deferred income tax
            liability, net...........         (125,472)       --
                                       ---------------  ---------------
               Net cash provided by
                 operating
                 activities..........        1,712,301        1,745,353
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of receivables.........      (50,343,166)     (53,862,332)
     Principal payments from
       receivables...................       32,708,055       38,365,894
     Purchase of furniture and
       equipment.....................          (59,308)         (59,577)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........      (17,694,419)     (15,556,015)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on
       secured debt..................       43,578,774       47,413,736
     Principal payments made on
          secured debt...............      (29,790,744)     (35,101,643)
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........       13,788,030       12,312,093
                                       ---------------  ---------------
Decrease in Cash and Short-Term
  Investments........................       (2,194,088)      (1,498,569)
Cash and Short-Term Investments at
  Beginning of Period................        3,601,269        2,416,967
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $     1,407,181  $       918,398
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     4,610,661  $     5,824,400
          Income taxes...............        1,043,793          763,956

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 AND 1998

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of January 31, 1998, approximately 43 percent of receivables held for investment were located in Texas. The Company currently operates in 17 states.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of January 31, 1998, and the results of its operations for the three months and nine months ended January 31, 1997 and 1998, and its cash flows for the nine months ended January 31, 1997 and 1998.

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

     Certain reclassifications have been made to the 1997 amounts to conform with the 1998 presentation.

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders. The weighted average common shares outstanding for the three months and nine months ended January 31, 1997 and 1998, were 5,566,669.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,       JANUARY 31,
                                            1997             1998
                                       ---------------  ---------------
Receivables..........................  $   115,742,904  $   128,250,078
Unamortized premium and deferred
  fees...............................        3,738,156        4,084,582
Allowance for credit losses..........       (1,181,997)      (1,315,733)
                                       ---------------  ---------------
     Net receivables.................  $   118,299,063  $   131,018,927
                                       ===============  ===============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CORE PROGRAM. At January 31, 1998, the Company had investments in receivables pursuant to the core program with an aggregate principal balance of $126,258,299.

     Activity in the allowance for credit losses for the nine months ended January 31, 1998, was as follows:

Balance, beginning of period.........  $  1,181,997
Provision for credit losses..........     2,409,276
Charge-offs, net of recoveries.......    (2,275,540)
                                       ------------
Balance, end of period...............  $  1,315,733
                                       ============

     PARTICIPATING PROGRAM. At January 31, 1998, the Company had investments in receivables pursuant to the dealer recourse program with an aggregate principal balance of $1,991,779. The Company was reimbursed by participating dealers for $5,180 of expenses incurred during the nine months ended January 31, 1998. During the nine months ended January 31, 1998, excess interest of $5,188 was remitted to the dealers pursuant to this program.

     The following table summarizes activity in the dealer reserves for the nine months ended January 31, 1998.

Balance, beginning of period.........  $  339,602
Additions............................      14,582
Charges to dealer reserve accounts,
  net of recoveries..................     (97,966)
                                       ----------
Balance, end of period...............  $  256,218
                                       ==========

4.  DEBT

     Borrowings under the warehouse credit facility and commercial paper facility were $46,265,000 and $78,941,224, respectively, at January 31, 1998, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 6.35 percent and 6.19 percent, respectively. The effect of the hedge instrument on the weighted average interest rate is immaterial.

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

     The Company, through its wholly-owned subsidiary, First Investors Financial Services, Inc. ("FIFS"), also maintains a $6 million working capital facility with NationsBank of Texas, N.A. as agent for the banks party thereto. The purpose of the facility is to support the Company's working capital needs and for other general corporate purposes. Under the terms of the facility, the Company may borrow, repay and reborrow up to the lesser of $6 million or a borrowing base. The initial term of the facility expires on July 10, 1998, and is renewable annually at the option of the lenders. In the event that the lenders elect not to renew, any borrowings outstanding at maturity will be converted to a term loan which would amortize quarterly in equal increments to fully amortize the balance within one year from the maturity date. At January 31, 1998, there were no outstanding borrowings under this facility.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On January 1, 1998, the Company entered into a $25 million commercial paper conduit financing (the "First Union Facility") through Variable Funding
Capital Corporation, a commercial paper conduit administered by First Union National Bank. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Capital Corporation ("FIACC") to fund the acquisition of additional receivables generated under certain of the Company's financing programs.

     FIACC acquires receivables from the Company and may borrow up to 88% of the face amount of receivables which are pledged as collateral for the commercial paper borrowings. In addition, a cash reserve equal to 2% of the outstanding borrowings under the First Union Facility must be maintained in a reserve account for the benefit of the creditors.

     The initial term of the First Union Facility expires on December 31, 1998. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. At January 31, 1998, there were no outstanding borrowings under this facility.

5.  EARNINGS PER SHARE

                                                                      PER SHARE                                PER SHARE
                                             INCOME       SHARES       AMOUNT         INCOME       SHARES       AMOUNT
                                           ----------    ---------    ---------     ----------    ---------    ---------
                                                FOR THE THREE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                     JANUARY 31, 1997                         JANUARY 31, 1998
                                           ------------------------------------     ------------------------------------
Basic Earnings Per Share
  Income available to common
     shareholders.......................   $  528,999    5,566,669      $0.10       $  251,705    5,566,669      $0.05
                                                                        =====                                    =====
  Options...............................       --           --                          --           --
                                           ----------    ---------                  ----------    ---------
Diluted Earnings Per Share
  Income available to common
     shareholders.......................   $  528,999    5,566,669      $0.10       $  251,705    5,566,669      $0.05
                                           ==========    =========      =====       ==========    =========      =====
                                                FOR THE NINE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                     JANUARY 31, 1997                         JANUARY 31, 1998
                                           ------------------------------------     ------------------------------------
Basic Earnings Per Share
  Income available to common
     shareholders.......................   $2,088,211    5,566,669      $0.38       $1,366,442    5,566,669      $0.25
                                                                        =====                                    =====
  Options...............................       --           --                          --              122
                                           ----------    ---------                  ----------    ---------
Diluted Earnings Per Share
  Income available to common
     shareholders.......................   $2,088,211    5,566,669      $0.38       $1,366,442    5,566,791      $0.25
                                           ==========    =========      =====       ==========    =========      =====

     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. In 1998, the Company adopted SFAS No. 128, "Earnings per Share," for all periods shown. Options were not dilutive during the 1997 and 1998 periods. The accounting change had no effect on previously reported earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended January 31, 1998 was $251,705, a decrease of 52% from that reported for the comparable period in the preceding year of $528,999. Net income for the nine months ended January 31, 1998 was $1,366,442, a decrease of 35% from that reported for the comparable period in the preceding year of $2,088,211. Earnings per common share was $0.05 for the three months ended January 31, 1998, compared to $0.10 per common share for the prior period. Earnings per common share was $0.25 for the nine months ended January 31, 1998, compared to $0.38 per common share for the prior period.

NET INTEREST INCOME

     The continued profitability of the Company during these periods has been achieved by the growth of the receivables portfolio and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                          AS OF OR FOR THE
                                         NINE MONTHS ENDED
                                            JANUARY 31,
                                       ----------------------
                                          1997        1998
                                       ----------  ----------
Investment in receivables:
     Number..........................      10,021      11,840
     Principal balance...............  $  109,773  $  128,250
     Average principal balance of
      receivables outstanding during
      the nine month period..........     103,577     121,755
     Average principal balance of
      receivables outstanding during
      the three month period.........     108,123     125,546

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         JANUARY 31,           JANUARY 31,
                                     --------------------  --------------------
                                       1997       1998       1997       1998
                                     ---------  ---------  ---------  ---------
Interest income(1).................  $   4,554  $   5,073  $  13,631  $  14,878
Interest expense...................      1,740      2,052      4,968      5,812
                                     ---------  ---------  ---------  ---------
     Net interest income...........  $   2,814  $   3,021  $   8,663  $   9,066
                                     =========  =========  =========  =========

------------
(1) Amounts shown are net of amortization of premium and deferred fees.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                        THREE MONTHS ENDED       NINE MONTHS
                                                                    ENDED
                                           JANUARY 31,           JANUARY 31,
                                       --------------------  --------------------
                                         1997       1998       1997       1998
                                       ---------  ---------  ---------  ---------
Effective yield on receivables(1)....       16.9%      16.1%      17.5%      16.3%
Average cost of debt(2)..............        6.7        6.7        6.6        6.5
                                       ---------  ---------  ---------  ---------
Net interest spread(3)...............       10.2%       9.4%      10.9%       9.8%
                                       =========  =========  =========  =========
Net interest margin(4)...............       10.4%       9.6%      11.2%       9.9%
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

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months and nine months ended January 31, 1998 to $3.0 million and $9.1 million, respectively, from $2.8 million and $8.7 million for the comparable periods in the preceding year. Net interest income in 1998 represents increases of 7% and 5% from the same periods in 1997.

     Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   JANUARY 31,                          JANUARY 31,
                                                  1997 TO 1998                         1997 TO 1998
                                        ---------------------------------    ---------------------------------
                                          INCREASE DUE TO                      INCREASE DUE TO
                                             CHANGE IN                            CHANGE IN
                                        --------------------                 --------------------
                                         AVERAGE                              AVERAGE
                                        PRINCIPAL    AVERAGE    TOTAL NET    PRINCIPAL    AVERAGE    TOTAL NET
                                         AMOUNT       RATE      INCREASE      AMOUNT       RATE      INCREASE
                                        ---------    -------    ---------    ---------    -------    ---------
Interest income......................     $ 733      $ (214)      $ 519       $ 2,392     $(1,145)    $ 1,247
Interest expense.....................       297          15         312           909         (65)        844
                                        ---------    -------    ---------    ---------    -------    ---------
Net interest income..................     $ 436      $ (229)      $ 207       $ 1,483     $(1,080)    $   403
                                        =========    =======    =========    =========    =======    =========

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1997 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for the 1998 periods increased to $5,073 and $14,878 compared with $4,554 and $13,631 for the comparable periods in 1997 and reflects an increase of 11% and 9% over the respective periods. The increase in interest income is due to an increase in the average principal balance of receivables held of 16% and 18% from the 1997 to 1998 comparable periods. The increase in average principal balance of receivables held for the three and nine months ended offset a .8% and 1.2% decline in the effective yield realized on the receivables from the 1997 to 1998 comparable periods. Management attributes the decrease in yield to a reduction in financing fees paid by dealers and an increase in the percentage of receivables on which rate participation is paid to dealers as incentive to utilize the Company's financing programs.

     INTEREST EXPENSE. Interest expense in 1998 increased to $2,052 and $5,812 as compared to $1,740 and $4,968 in 1997. The increase of 18% and 17% over the respective periods was due to an increase in the weighted average borrowings outstanding of 17% and 18%. The weighted average cost of debt was flat for the three month period and declined .1% for the nine month period, reflecting a general decline in market rates and the positive impact of the Company's hedging programs.

     NET INTEREST INCOME. Net interest income increased to $3,021 and $9,066 in 1998, an increase of 7% and 5% over the comparable 1997 periods. The increase resulted from the growth of the receivables portfolio which offset a decline of
 .8% and 1.1% in the net interest spread over the prior year periods.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1998 increased to $1,070 and $2,409 as compared to $521 and $1,282 in 1997. The increase was the result of the growth of the Company's receivables portfolio, an increase in charge-offs and the continued strategy of maintaining loan loss reserves as a percentage of total loans.

     LATE FEES AND OTHER INCOME. Other income decreased to $149 and $455 in 1998 from $163 and $481 in 1997 primarily as a result of lower yields on cash investments. Other income primarily represents interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fee expenses increased to $469 and $1,343 in 1998 from $389 and $1,124 in 1997. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the growth in the number of receivables serviced, which increased by 1,819 from 1997 to 1998.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased to $616 and $1,882 in 1998 from $603 and $1,720 in 1997. The increase was due to higher salary levels per employee and an expansion of the Company's operations.

     OTHER EXPENSES. Other expenses decreased to $618 and increased to $1,735 in 1998 from $632 and $1,730 in 1997. The overall increase was primarily due to an overall expansion of the Company's asset base and an increase in the volume of applications for credit processed by the Company in the 1998 periods versus the comparable periods.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1998, income before provision for income taxes decreased to $396 and $2,152 or 52% and 35% from the comparable periods in 1997. This change was a result of the decrease in net interest income after provision for credit losses of $342 and $724 and an increase in operating expenses of $80 and $387.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company funds the purchase price of the receivables through the use of a $55 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current warehouse credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. The Company paid $18.6 million and $53.9 million for receivables acquired for the three months and nine months ended January 31, 1998, compared to $15.0 million and $50.3 million paid in the comparable 1997 periods. Receivables that have accumulated in the warehouse credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $105 million to fund the Company's investment in the receivables portfolio. Substantially all of the Company's receivables are pledged to collateralize these credit facilities.

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

     The current term of the warehouse credit facility expires on October 15, 1998, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of the facility has been extended on seven occasions since its inception in October 1992. The commercial paper facility was provided for a term of one year, expiring October 21, 1997 and has been extended to October 20, 1998. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the warehouse credit facility. Management considers its relationship with all of the Company's lenders to be satisfactory and has no reason to believe either the warehouse credit facility or the commercial paper facility will not be renewed.

     On January 1, 1998, the Company entered into a $25 million commercial paper conduit financing (the "First Union Facility") through Variable Funding
Capital Corporation, a commercial paper conduct administered by First Union National Bank. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Capital Corporation ("FIACC") to fund the acquisition of additional receivables generated under certain of the Company's financing programs.

     FIACC acquires receivables from the Company and may borrow up to 88% of the face amount of receivables which are pledged as collateral for the commercial paper borrowings. In addition, a cash reserve equal to 2% of the outstanding borrowings under the First Union Facility must be maintained in a reserve account for the benefit of the creditors.

     The initial term of the First Union Facility expires on December 31, 1998. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. At January 31, 1998, there were no outstanding borrowings under this facility.

     In addition to the $185 million in currently available debt facilities utilized to fund the acquisition of receivables, the Company also maintains a $6 million working capital line of credit to be used for working capital and general corporate purposes. The facility expires on July 10, 1998. If the lenders elect not to renew, any outstandings will be amortized over a one year period. There were no outstandings under the facility at January 31, 1998.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolio. The Company received such payments in the amount of $53.3 million and $45.1 million for the nine months ended January 31, 1998 and 1997, respectively. Such cash flow funds repayment of amounts borrowed under the warehouse credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the nine months ended, the Company required net cash flow of $15.5 million in 1998 and $17.6 million in 1997 (cash required to acquire receivables net of principal payments on receivables) to fund the growth of its receivables portfolio.

     The following table summarizes borrowings under the warehouse credit facility and the commercial paper facility (dollars in thousands):

                                         AS OF OR FOR THE
                                           NINE MONTHS
                                              ENDED
                                           JANUARY 31,
                                       --------------------
                                         1997       1998
                                       ---------  ---------
WAREHOUSE CREDIT FACILITY:
At period-end:
     Balance outstanding.............  $  33,450  $  46,265
     Weighted average interest
      rate(1)........................       6.25%      6.35%
During period(2):
     Maximum borrowings
      outstanding....................  $  55,000  $  53,270
     Weighted average balance
      outstanding....................     47,335     41,468
     Weighted average interest
      rate...........................       6.72%      6.29%
COMMERCIAL PAPER FACILITY:
At period-end:
     Balance outstanding.............  $  71,387  $  78,941
     Weighted average interest
      rate(1)........................       6.24%      6.19%
During period(2):
     Maximum borrowings
      outstanding....................  $  71,387  $  91,302
     Weighted average balance
      outstanding....................     52,808     76,987
     Weighted average interest
      rate...........................       6.52%      6.68%

------------

(1) Based on interest rates, facility fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the

Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. As of January 31, 1998 the Company was party to a swap agreement with NationsBank of Texas, N.A. pursuant to which the Company's interest rate is fixed at 5.565% on a notional amount of $120 million. The swap agreement expires on January 12, 2000 and may be extended to January 14, 2002 at the option of NationsBank. This swap was entered into on January 12, 1998 and replaced three existing swaps having an aggregate notional amount of $120 million and fixing the Company's weighted average interest rate at 5.63%. Two of these swap agreements having a notional amount of $90 million were set to expire in September, 1998; while, the remaining swap, having a notional amount of $30 million, was scheduled to expire in October, 1998. The expiration of each swap could have been extended for an additional two years from the initial expiration date at the option of NationsBank. Upon termination of the three swaps, NationsBank was due $785,000 which was factored into the determination of the interest rate on the alternate swap agreement.

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

                                                         JANUARY 31,
                                       -----------------------------------------------
                                               1997                      1998
                                       ---------------------     ---------------------
                                       RECEIVABLES   RESERVE     RECEIVABLES   RESERVE
                                         BALANCE     BALANCE       BALANCE     BALANCE
                                       -----------   -------     -----------   -------
Core Program:
     Insured by third party
       insurer.......................   $   2,720    $ --         $     980    $ --
     Other receivables(1)............     101,443       834(2)      125,278     1,316(2)
Participating Program................       5,610       463(3)        1,992       256(3)
                                       -----------               -----------
                                        $ 109,773                 $ 128,250
                                       ===========               ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                   0.8%                      1.1%
Dealer reserves as a percentage of
  participating program
  receivables........................                   8.3%                     12.9%

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

     CORE PROGRAM. Under the core program, the Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. With the completion of the $105 million commercial paper conduit financing in October 1996, credit loss insurance and the Company's reinsurance liability is cancelled upon the transfer of receivables to FIARC utilizing commercial paper borrowings. Provision for credit losses of $1,070,000 and $2,409,276 have been recorded for the three months and nine months ended January 31, 1998, respectively, for losses which are reinsured by the Company's captive insurance subsidiary and for losses on receivables pledged as collateral under the commercial paper conduit facility.

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

     As a result of a shift in the preference of dealers to sell receivables to the Company under the core program rather than the participating program, the participating program accounted for less than 2% of the aggregate receivables held by the Company as of January 31, 1998, representing a 3% decrease from 5% on January 31, 1997. Management believes that this trend will continue and that the significance of the participating program by comparison to the core program, will diminish over future periods.

     The following table summarizes the status and collection experience of receivables acquired by the Company (dollars in thousands):

                                           AS OF OR FOR THE NINE MONTHS ENDED JANUARY 31,
                                        ----------------------------------------------------
                                                 1997                         1998
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
Delinquent amount outstanding:
     30 - 59 days....................      186         $ 2,728          251         $ 3,687
     60 - 89 days....................       72           1,001           96           1,400
     90 days or more.................       88           1,422          169           2,627
                                           ---        ---------         ---        ---------
Total delinquencies..................      346         $ 5,151          516         $ 7,714
                                           ===        =========         ===        =========
Total delinquencies as a percentage
  of outstanding receivables.........      3.3%            3.3%         4.2%            4.3%
Net charge-offs as a percentage of
  average receivables outstanding
  during the
  period(2)(3).......................     --               1.5%        --               2.6%

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)        10.45     --    Security Agreement dated as of January 1, 1998 among First Investors Auto Capital
                                 Corporation, First Union Capital Markets Corp., and First Investors Financial
                                 Services, Inc.
                 10.46     --    Note Purchase Agreement dated as of January 1, 1998 between First Investors Auto
                                 Capital Corporation, First Union Capital Markets Corp., the Investors, First Union
                                 National Bank, and Variable Funding Capital Corporation.
                 10.47     --    Purchase Agreement dated as of January 1, 1998 between First Investors Financial
                                 Services, Inc. and First Investors Auto Capital Corporation.
                 10.48     --    Servicing Agreement dated as of January 1, 1998 between First Investors Auto Capital
                                 Corporation and General Electric Capital Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                             (Registrant)

Date:  March 16, 1998                      By: /s/TOMMY A. MOORE, JR.
                                              TOMMY A. MOORE, JR.
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  March 16, 1998                        By: /s/BENNIE H. DUCK
                                                 BENNIE H. DUCK
                               SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER