Form 10-K
period 1998-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1998-07-23
CIK 948034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ----------------- TO -----------------

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

                               TITLE OF EACH CLASS
                               -------------------
                         Common Stock - $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [____]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 1998, based on the closing price of the Common Stock on the NASDAQ National Market on said date, was $15,956,236.

     There were 5,566,669 shares of Common Stock of the registrant outstanding as of June 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 3, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1998.

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-K
                                 APRIL 30, 1998

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     First Investors Financial Services Group, Inc. (the "Company") is a specialized consumer finance company engaged in the purchase and retention of receivables originated by franchised automobile dealers from the sale of new and late-model used vehicles to consumers with substandard credit profiles. The Company does not securitize receivables for resale to investors. As of April 30, 1998, the Company held receivables in the aggregate principal amount of $136,445,808 having an effective yield of 16.1% and a net interest spread to the Company of 9.6% (net of cost of funds and other carrying costs).

HISTORY

     The Company was organized in 1989 by Tommy A. Moore, Jr. and Walter A. Stockard to conduct an automobile finance business, with Mr. Moore providing the operating expertise and Mr. Stockard and members of his family furnishing the initial financial support. During the first three years of the Company's existence, its operations consisted primarily of purchasing and pooling receivables for resale to financial institutions and others. In March 1992, the Company obtained additional capital from a group of private investors and decided to expand its operations and reorient its business. Instead of acquiring receivables for resale, the Company adopted a strategy of purchasing receivables for retention. In October 1992, the Company established its FIRC credit facility for this purpose and began to retain all receivables acquired.

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

ORIGINATING DEALER BASE

     GENERAL. The Company primarily purchases receivables from the new and used car departments of dealers operating under franchises from the major automobile manufacturers. The Company does not do business with "independent" dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5% of the receivables owned by the Company at April 30, 1998, and no dealer or group of related dealers originated more than 5% of the receivables held by the Company at that date. The volume and frequency of receivable purchases from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

     LOCATION OF DEALERS. Approximately 30% of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989. The Company commenced operations in Utah and Idaho in 1992 and has since expanded its dealership base into Missouri, Colorado, Oklahoma, Kansas, Georgia, Ohio, Michigan, Iowa, Nebraska, Kentucky, Tennessee, North

Carolina, South Carolina, Arizona, Virginia and California. As of April 30, 1998, the Company had completed the licensing process in Minnesota, Indiana, Washington, Oregon, New Mexico, Illinois, Alabama, New York, Florida, Pennsylvania, and Connecticut but had not commenced operations in those states.

     The following table summarizes, with respect to each state in which the Company operates, the date operations commenced, the number of dealers with whom the Company had agreements in such state as of April 30, 1998, and the number of receivables (and percentage of total receivables) by the Company from dealers in such state during the last two fiscal years:

                                                                                     RECEIVABLES
                                                                       ---------------------------------------
                                                                           YEAR ENDED           YEAR ENDED
                                          DATE         NUMBER OF         APRIL 30, 1997       APRIL 30, 1998
                                        BUSINESS       DEALERS AT      ------------------   ------------------
               STATES                   COMMENCED    APRIL 30, 1998    NUMBER       %       NUMBER       %
-------------------------------------   ---------    --------------    ------   ---------   ------   ---------
Texas................................      2/89             390        5,026         47.7%  5,348         42.7%
Ohio.................................      9/94             313        1,304         12.4   2,104         16.8
Georgia..............................      9/94             117        1,408         13.4   1,920         15.3
Oklahoma.............................      7/94              95          784          7.4     959          7.7
Missouri.............................     12/93              91          550          5.2     496          4.0
Michigan.............................     10/94              98          349          3.3     369          3.0
Kansas...............................     12/93              49          174          1.6     264          2.1
North Carolina.......................     11/95              49          111          1.1     218          1.7
Tennessee............................     11/95              37          148          1.4     202          1.6
Arizona..............................      2/96              26          155          1.5     165          1.3
Utah.................................     10/92              62          256          2.4     164          1.3
Colorado.............................      8/94              76          198          1.9     156          1.3
All others(1)........................     --                 83           80          0.7     151          1.2
                                                     --------------    ------   ---------   ------   ---------
                                                          1,486        10,543       100.0%  12,516       100.0%
                                                     ==============    ======   =========   ======   =========

------------

(1) Includes dealers located in Iowa, Kentucky, Nebraska, South Carolina, California, Virginia, and Idaho. The aggregate receivables from the dealers in each of these states represented less than 2% of total receivables during the year ended April 30, 1998.

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

DEALER FINANCING PROGRAMS

     GENERAL. The Company has two types of agreements with its originating dealers. All agreements are non-exclusive and no "sign up" fees are charged to the dealers. The most common arrangement is a conventional program (the "core program") whereby the dealer sells receivables to the Company at a negotiated price and the dealer retains no further credit risk or interest in the collections from the receivables sold. The other type of arrangement is a participating program (the "participating program") under which selected dealers sell receivables to the Company priced at par (i.e., the outstanding principal balance of the receivables) but for a period of time retain the credit risk as well as the right to receive a portion of the finance charge collections from the receivables sold. The Company is no longer originating loans under the participating program. Fees paid related to the purchase of receivables under the core program include rate participation paid to the dealer and premiums for certain types of third party insurance. In addition to purchasing receivables from dealers under the core and participating programs as they are originated, the Company has also acquired seasoned receivables in bulk portfolio acquisitions or from other third party originators and may continue to do so from time to time.

     CORE PROGRAM. Under its core program, the Company had dealership agreements with 1,486 dealers at April 30, 1998. These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The receivables are purchased at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables. The agreements with the core program dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to repurchase receivables which do not conform to these warranties, under the core program the dealers do not guarantee collectability or obligate themselves to repurchase receivables solely because of payment default. As of April 30, 1998, approximately 99% of the outstanding receivables held by the Company had been acquired pursuant to the core program.

     PARTICIPATING PROGRAM. The Company has participating program agreements with three groups of affiliated dealers consisting of 28 selected dealerships located primarily in Texas. Under these agreements, the dealers were obligated for a period of time (typically 12 to 18 months) to repurchase receivables in the event of payment defaults. Although the receivables were purchased at par, a specified portion of the purchase price was set aside in a reserve account to secure performance of the dealer's repurchase obligations. The receivables purchased are aggregated into pools of specified size and the dealer is entitled to receive monthly all finance charge collections from the pool in excess of an agreed rate. After the agreed period expires and certain conditions are met, the dealer (either automatically or, in some cases, at its election) is released from its repurchase obligations and the dealer's right to participate in a portion of finance charge collections is terminated. The portion of the reserve account exceeding a specified percentage is then released to the dealer, with the balance retained in the reserve to fund credit losses until all receivables in the pool are paid in full, at which time any funds remaining in the reserve account are paid over to the dealer. After the dealer's right to share in finance charges has terminated with respect to a particular pool, the Company's right to receive the yield from the receivables included in the pool becomes the same as for receivables acquired under the core program and the Company's default risk with respect to the pool becomes essentially the same as under the core program except for the continuing protection afforded by the retained reserve. The specific participating program agreements are subject to negotiation and differ in various respects, including reserve requirements and the amount of the dealers' participation in pool yields. As of April 30, 1998, approximately 1% of the outstanding receivables held by the Company had been acquired under the participating program. Of this amount, less than 1% of total receivables continued to be covered by a repurchase obligation from the dealer. Furthermore, the Company is no longer originating receivables under the participating program which will cause these loans as a percentage of the total portfolio to continue to decline.

CREDIT EVALUATION

     GENERAL. In connection with the origination of a receivable for purchase by the Company, the Company follows systematic procedures designed to eliminate unacceptable risks. This involves a three-step process whereby (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company's credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company's funding department, and (iii) additional collateral verification procedures and customer interviews are conducted by the Company. During the course of this process, the Company's credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers tendering receivables.

     COLLATERAL VERIFICATION. As a condition to the purchase of each receivable originated by the Company, the Company performs an individual audit evaluation consisting of personal telephonic interviews with each vehicle purchaser to verify the details of the credit application and to confirm that the material terms of the sale conform to the purchaser's understanding of the transaction. The Company will purchase a receivable under its core program only after receipt and review of a satisfactory audit report.

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

     The following table sets forth certain information concerning the volumes of receivables serviced for the Company by GECC as of the dates indicated:

                                                AS OF APRIL 30,
                                       ----------------------------------
                                             1997              1998
                                       ----------------  ----------------
Number of Receivables................            10,543            12,516
Aggregate Principal Amount of
  Receivables........................  $    115,742,904  $    136,445,808

     Under its servicing agreements with the Company, GECC is responsible for three primary functions: (i) receipt, review and verification of all collateral and documentation requirements, (ii) establishment and administration of payment and collection schedules, and (iii) repossession and, in most instances, disposition of vehicles securing defaulted receivables.

     Servicing fees paid by the Company represent a variable cost that increases in proportion to the volume of receivables carried. During its two fiscal years ended April 30, 1998, the Company incurred servicing and related fees in the amount of $1,536,225 and $1,838,002, respectively, which represented 1.5% of the average principal amount of receivables outstanding in each of the respective periods.

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

                                            APRIL 30,
                                       --------------------
                                         1997       1998
                                       ---------  ---------
Average monthly gross income.........  $   3,397  $   3,449
Average ratio of consumer debt to
  gross income.......................         34%        34%
Average years in current
  employment.........................          6          5
Average years in current residence...          5          6
Residence owned......................         35%        40%
Residence rented.....................         56%        52%
Other residence arrangements(1)......          9%         8%

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

                                             APRIL 30,
                                       ----------------------
                                          1997        1998
                                       ----------  ----------
New Vehicles:
     Percentage of portfolio(1)......          35%         29%
     Number of receivables
      outstanding....................       3,720       3,665
     Average amount at date of
      acquisition....................  $   15,890  $   16,386
     Average term (months) at date of
      acquisition(2).................          59          60
     Average remaining term
      (months)(2)....................          44          37
     Average monthly payment.........        $407        $415
     Average annual percentage
      rate...........................        17.8%       17.6%
Used Vehicles:
     Percentage of portfolio(1)......          65%         71%
     Number of receivables
      outstanding....................       6,823       8,851
     Average age of vehicle at date
      of acquisition (years).........         1.8         2.0
     Average amount at date of
      acquisition....................  $   13,148  $   13,474
     Average term (months) at date of
      acquisition(2).................          52          54
     Average remaining term
      (months)(2)....................          43          39
     Average monthly payment.........        $370        $368
     Average annual percentage
      rate...........................        18.3%       17.9%

------------

(1) Calculated on the basis of number of receivables outstanding as of the date indicated.

(2) Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average stated term of receivables included in a portfolio will not correspond with actual average life.

FINANCING ARRANGEMENTS

     GENERAL. At the time the Company acquires receivables, they are financed by transferring them, at an amount equal to the outstanding principal balance, to one of two wholly-owned special-purpose financing subsidiaries, F.I.R.C, Inc. ("FIRC") or First Investors Auto Capital Corporation ("FIACC"). FIRC maintains a $55 million revolving bank facility with NationsBank of Texas, N.A., Wells Fargo Bank (Texas) and Sumitomo Bank, Ltd. (the "FIRC credit facility"). FIACC maintains a $25 million commercial paper warehouse facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank (the "FIACC commercial paper facility").
Together, these two facilities provide warehouse financing for the initial purchase of receivables. The Company selects the warehouse facility to be utilized for a specific funding based primarily upon the relative risk profile of the receivable being purchased as indicated by the Company's empirical-based, proprietary credit scoring system and, to a lesser extent, the remaining availability under the respective facilities. In addition, the company also has a $105 million conduit finance facility with Enterprise Funding Corporation ("Enterprise"), a commercial paper conduit administered by NationsBank, N.A., (the "FIARC commercial paper facility") which allows the Company to refinance borrowings under the FIRC credit facility in order to maintain sufficient capacity to acquire new receivables. Together, these three facilities provide $185 million in financing capacity to fund the purchase and long-term financing of receivables.

     FIRC CREDIT FACILITY. As designated receivables are purchased from dealers and transferred to FIRC, they are immediately pledged to a commercial bank that serves as the collateral agent for the bank lenders. The FIRC credit facility has a borrowing base that, subject to certain adjustments, permits FIRC to draw advances up to the outstanding principal balance of qualified receivables but not in excess of the present facility limit of $55 million. Uninsured losses on receivables, or certain other events adversely affecting the collectability of receivables, can result in their ineligibility for inclusion in the borrowing base, and in the event that the Company's advances exceed the borrowing base the Company must prepay the credit line until the imbalance is corrected.

     Under the FIRC credit facility the Company has three interest rate options:
(i) the NationsBank prime rate in effect from time to time, (ii) a rate equal to .5% above the "LIBOR" rate (the average U.S. dollar deposit rate prevailing from time to time in the London interbank market) for selected advance terms, or
(iii) any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company is also required to pay periodic facility fees as well as an annual agency fee, and to maintain certain escrow reserves. This facility is secured by the pledge of all of the receivables financed, as well as the related escrow accounts and all of the capital stock of FIRC. Collections of principal and interest on the Company's receivables are remitted directly to the collateral agent for application to the payment of interest due on the credit facility and certain other charges, with the balance of collections then being distributed to the Company.

     The current term of the FIRC credit facility expires on October 15, 1998, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of this facility has been extended on seven occasions since its inception in October, 1992. Management considers its relationship with its warehouse lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.

     FIARC COMMERCIAL PAPER FACILITY. When a sufficient number of receivables have been accumulated under the FIRC credit facility, they may be refinanced under the FIARC commercial paper facility through a transfer of a group of specified receivables from FIRC to FIARC. FIARC's purchase is funded through borrowings under the commercial paper facility equal to 90% of the aggregate principal balance of the receivables transferred. The remaining 10% of funds required to repay borrowings under the warehouse credit facility by the amount of the receivables transferred, are advanced by the Company in the form of an equity contribution to FIARC. Enterprise funds the advance to FIARC through the issuance, by an affiliate of Enterprise, of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 1998, the maximum borrowings available under the commercial paper facility was $105 million. The Company's interest cost is based on Enterprises commercial paper rates for specific maturities plus 0.25%. In addition, the Company is required to pay periodic facility fees and other costs related to the issuance of commercial paper.

     As collections are received on the transferred receivables they are remitted directly to a collection account maintained by the collateral agent for the FIARC commercial paper facility. From that account, a portion of the collected funds are distributed to Enterprise in an amount equal to the principal reduction required to maintain the 90% advance rate and to pay carrying costs and related expenses, with the balance released to the Company. In addition to the 90% advance rate, FIARC must maintain a 1% cash reserve as additional credit support for the facility.

     The commercial paper facility was established in March 1994 for an initial term of one year and was subsequently extended on three occasions to May 1997. In October 1996, the Company replaced the original commercial paper facility, which had been increased to $75 million, with a $105 million facility with Enterprise which is credit enhanced by a surety bond issued by MBIA Insurance Corporation. The new facility expires in October 1998. If the facility were terminated, no new receivables could be transferred to FIARC from FIRC and the receivables financed under the commercial paper facility would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with VFCC, a commercial paper conduit administered by First Union National Bank, to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquires receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 1998, the maximum borrowings available under the facility were $25 million. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus 0.55%. In addition, the Company is required to pay periodic facility fees of 0.25% on the unused portion of this facility.

     As collections are received on the transferred receivables, they are remitted to a collection account maintained by the collateral agent for the FIACC commercial paper facility. From that account, a portion of the collected funds are distributed to VFCC in an amount equal to the principal reduction required to maintain the 88% advance rate and to pay carrying costs and related expenses, with the balance released to the Company. In addition to the 88% advance rate, FIACC must maintain a 2% cash reserve as additional credit support for the facility.

     The initial term of the FIACC commercial paper facility expires December 21, 1998. If the facility was not extended, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration. At April 30, 1998, there were no outstanding borrowings under this facility.

     WORKING CAPITAL FACILITY. The Company also maintains a $6 million working capital line of credit with NationsBank of Texas, N.A. that is utilized for working capital and general corporate purposes. Borrowings under this facility bear interest at the Company's option of (i) NationsBank's prime lending rate, or (ii) a rate equal to 3.0% above the LIBOR rate for the applicable interest period. In addition, the Company is also required to pay period facility fees, as well as an annual agency fee. The initial expiration of the facility was July 1998. In July 1998, the expiration date of the facility was extended to September 30, 1998. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. The Company presently intends to seek an extension of this arrangement prior to its expiration. At April 30, 1998, there was $2.5 million outstanding under this facility.

     LOAN COVENANTS. The documentation governing each of the Company's financing arrangements contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit line and working capital facility or the termination of the commercial paper facilities. Through the operation of the collateral agency arrangements described above, which are in the nature of a "lock-box" security device embracing the collection of principal and interest on almost all of the Company's receivables, such a default could cause the immediate termination of the Company's primary sources of liquidity. The Company is currently in compliance with all covenants governing these financing arrangements.

     INTEREST RATE MANAGEMENT. Since interest paid on the Company's borrowings varies with indexed rates in the case of the FIRC credit facility and working capital facility and varies with commercial paper rates under the two commercial paper facilities, the Company's cost of funds will fluctuate with interest rates generally. In order to achieve some degree of protection from the potential impact of rising interest rates on its results of operations, the Company has utilized conventional interest rate management contracts, including so-called "caps" and "swaps". Under these swap agreements, the Company is obligated to make net monthly payments to the counter party only in the event that the prevailing 30-day LIBOR interest rate declines below the applicable ceiling rates specified in the agreements. In the event that interest rates should decline generally in that manner, the cost to the Company would be offset in large part by a corresponding decline in the Company's cost of funds under its variable rate credit facilities. Accordingly, the Company's maximum exposure under these swap arrangements is reasonably quantifiable and management believes that they entail substantially less risk than certain other types of interest rate hedging products. Furthermore, the risk that the Company's interest rate management becomes ineffective is generally limited to the extent that the swap agreements may expire prior to the maturity of the receivables.

     The Company is currently a party to a swap agreement with NationsBank pursuant to which the Company's interest rate exposure is fixed, through January 2000, at a rate of 5.565% on a notional amount of $120 million (as further described in Note 6 in the Notes to Consolidated Financial Statements). This agreement may be extended to January 2002, at the sole discretion of NationsBank. The Company is currently evaluating additional interest rate management products with a view to fixing or limiting its interest rate exposure with respect to amounts that are substantially equivalent to its aggregate outstanding borrowings under the FIRC credit facility and the commercial paper facilities.

     CREDIT ENHANCEMENT -- FIRC CREDIT FACILITY. In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as "ALPI" insurance) together with certain supplemental coverages relating to physical damage and other risks. These coverages are carried solely by the Company at its expense and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company's ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh ("National Union"), which is a wholly-owned subsidiary of American International Group. As of April 30, 1998, National Union had been assigned a rating of A+ + by A.M. Best Company, Inc.

     The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, which consist primarily of the basic ALPI insurance, represented approximately 4.6% of the principal amount of the receivables acquired during the year. Aggregate premiums paid for ALPI coverage alone during the three fiscal years ended April 30, 1998 were $2,495,686, $2,510,266 and $2,860,491, respectively, and accounted for 3.8% of the aggregate principal balance of the receivables acquired during such respective periods.

     Prior to establishing its relationship with National Union in March 1994, the Company's ALPI policy was provided by another third-party insurer. Since the premiums the Company was paying for its ALPI coverage to a third-party insurer greatly exceeded the amount of claims paid, the Company decided that creating a "captive" insurance affiliate to reinsure the ALPI coverage would be more cost-effective. In April 1994 the Company organized First Investors Insurance Company (the "Insurance Affiliate") under the captive insurance company laws of the State of Vermont. The Insurance Affiliate is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Affiliate reinsures 100% of the risk under the Company's ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Affiliate. When a loss covered by the ALPI policy occurs, it is paid by National Union after the claim is processed, and National Union is then reimbursed in full by the Insurance Affiliate. As of April 30, 1998, gross premiums had been ceded to the Insurance Affiliate by National Union in the amount of $9,667,851 and, since its formation, the Insurance Affiliate reimbursed National Union for aggregate reinsurance claims in the amount of $3,525,375. In addition to the monthly premiums and liquidity reserves of the Insurance Affiliate, a trust account is maintained by National Union to secure the Insurance Affiliates obligations for losses it has reinsured.

     The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy and the Company, through its Insurance Affiliate, is obligated to indemnify National Union for all such losses. As of April 30, 1998, the Insurance Affiliate had capital and surplus of $501,771 and unencumbered cash reserves of $766,682 in addition to the $1,250,000 trust account.

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

     CREDIT ENHANCEMENT -- FIARC COMMERCIAL PAPER FACILITY. Prior to October 1996, the ALPI Policy, through the structure outlined above, served as credit enhancement for both the bank warehouse credit facility and the commercial paper facility. In October 1996, in connection with the increase in the commercial paper facility to $105 million, the Company elected to diversify its credit enhancement mechanisms, obtaining a surety bond from MBIA Insurance Corporation to enhance the commercial paper facility and retaining the ALPI Policy to enhance the warehouse facility. The surety bond provides payment of principal and interest to Enterprise in the event of a payment default by FIARC. MBIA is paid a surety premium equal to 0.35% per annum on the average outstanding borrowings under the facility. The surety bond was issued for an initial term of two years, expiring in October, 1998. Termination of the surety bond would result in a default under the commercial paper facility. The Company presently intends to endeavor to extend this arrangement when the current term expires.

     CREDIT ENHANCEMENT -- FIACC COMMERCIAL PAPER FACILITY. Under the structure of the FIACC commercial paper facility, no third-party credit insurance or surety bond is required. Credit enhancement is provided in the form of the 88% advance rate and 2% cash reserve requirement.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations and effective collection procedures, (ii) providing recourse to dealers under its participating program for a period of time and thereafter secured by cash reserves in the event of loss and (iii) insurance against certain losses from independent third party insurers. As a result of its participating programs and third party insurance, the Company is not exposed to credit losses on its entire receivables portfolio. The following table summarizes the credit loss exposure of the Company (dollars in thousands):

                                                            APRIL 30,
                                       ---------------------------------------------------
                                                1997                        1998
                                       -----------------------     -----------------------
                                       RECEIVABLES    RESERVE      RECEIVABLES    RESERVE
                                         BALANCE      BALANCE        BALANCE      BALANCE
                                       -----------    --------     -----------    --------
Core Program:
     Insured by third party
       insurers......................   $   2,293      $--          $     754      $   --
     Other receivables(1)............     109,391       1,182(2)      134,153       1,199(2)
Participating Program................       4,059         340(3)        1,539         238(3)
                                       -----------                 -----------
                                        $ 115,743                   $ 136,446
                                       ===========                 ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                     1.1%                        0.9%
Dealer reserves as a percentage of
  participating program
  receivables........................                     8.4%                       15.5%

------------

(1) Represents receivables reinsured by Company's insurance affiliate or receivables financed under one of the Company's commercial paper conduit facilities on which no credit loss insurance exists.

(2) Represents the balance of the Company's allowance for credit losses.

(3) Represents the balance of the dealer reserve accounts.

     The following table sets forth certain information regarding the Company's delinquency and charge-off experience (based on the gross principal balance of the Company's portfolio) over its last two fiscal years (dollars in thousands):

                                         AS OF OR FOR THE YEARS ENDED APRIL 30,
                                       -------------------------------------------
                                               1997                   1998
                                       --------------------   --------------------
                                        NUMBER                 NUMBER
                                       OF LOANS   AMOUNT(1)   OF LOANS   AMOUNT(1)
                                       --------   ---------   --------   ---------
Delinquent amount outstanding:
     30 - 59 days....................     181      $ 2,682       178      $ 2,371
     60 - 89 days....................      57          900        45          706
     90 days or more.................     107        1,683       131        1,987
                                       --------   ---------   --------   ---------
Total delinquencies..................     345      $ 5,265       354      $ 5,064
                                       ========   =========   ========   =========
Total delinquencies as a percentage
  of outstanding receivables.........     3.1%         3.2%      2.7%         2.7%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period(2)...............    --            2.0%     --            3.2%

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

     The Company believes that the fundamental factors in minimizing delinquencies are prudent loan origination procedures, the initial contact with customers made by Company personnel (described above under "Credit
Evaluation") and attentive servicing of receivables. In addition, based on its experience, the Company believes that delinquency risk can be reduced to some degree by managing the composition of its portfolio to include a relatively large proportion of receivables arising from the sale of new or late-model used cars. These vehicles are less likely to experience mechanical problems during the initial 24 months of the loan (which is the period of highest delinquency risk) and the purchasers of such vehicles appear to have a relatively higher commitment to loan performance than the purchasers of older used automobiles. Therefore, the Company (unlike many of its competitors in the sub-prime market) concentrates on financing new and late-model used cars to the extent practicable. In view of the popularity in recent years of new automobile leasing programs sponsored by manufacturers and franchised dealers, the Company believes that large numbers of late-model used automobiles will be available for sale over the near term as these vehicles come "off lease". As of April 30, 1998, approximately 29% of the receivables that had been acquired by the Company related to new vehicles and approximately 71% of the receivables arose from the sale of used vehicles. Of the Company's receivables held at that date, approximately 68% originated from the sale of vehicles that were either new or no more than two model years old at the time of sale.

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

EMPLOYEES

     The Company had 66 employees at April 30, 1998. The Company believes that it operates with relatively fewer employees than are typically associated with finance companies of comparable size, because it conducts its servicing functions under contract with GECC. The Company also believes that this servicing arrangement enables it to absorb substantially increased volumes of receivables without proportionate increases in staffing.

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

COMPETITION

     The business of direct and indirect lending for the purchase of new and used automobiles is intensely competitive in the United States. Such financing is provided by commercial banks, thrifts, credit unions, the large captive finance companies affiliated with automobile manufacturers, and many independent finance companies such as the Company. Many of these competitors and potential competitors have significantly greater financial resources than the Company and, particularly in the case of the captive finance companies, enjoy ready access to large numbers of dealers. The Company believes that a number of factors including historical market orientations, traditional risk-aversion preferences and in some cases regulatory constraints, have discouraged many of these entities from entering the sub-prime sector of the market where the Company operates. However, as competition intensifies, these well-capitalized concerns could enter the market, and the Company could find itself at a competitive disadvantage.

     The sub-prime market in which the Company operates presently consists of a large number of both large and small independent finance companies doing business on a local, regional or national basis. Reliable data regarding the number of such companies and their market shares is unavailable; however, the market is highly fragmented and intensely competitive. There are no significant barriers to entry in this market and, as capital has become available to the existing companies and new entrants, competition has intensified.

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

     The Company's offices in suburban Houston consist of approximately 11,752 square feet on the first and seventh floor of an eight-story office building. This space is held under a lease requiring average annual rentals of approximately $165,000 and expiring in February 2003, with an option to renew for five years at the market rate then prevailing. The Company owns no real property.

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

         THREE MONTHS ENDED             HIGH      LOW
-------------------------------------   ----      ----

April 30, 1998.......................    8 1/8     6

January 31, 1998.....................    8         6

October 31, 1997.....................    8 1/2     7 1/4

July 31, 1997........................    7 3/4     6 3/4

April 30, 1997.......................    9         6 3/4

January 31, 1997.....................   10 1/8     6 7/8

October 31, 1996.....................   10 1/4     8 5/8

July 31, 1996........................   12 3/8     9 1/2

     As of June 30, 1998, there were approximately 40 shareholders of record of the Company's common stock. The number of beneficial owners is unknown to the Company at this time.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company for the five fiscal years ended April 30, 1998, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except share data).

                                                        YEARS ENDED APRIL 30,
                                       --------------------------------------------------------
                                         1994       1995        1996        1997        1998
                                       ---------  ---------  ----------  ----------  ----------
STATEMENT OF OPERATIONS:
    Interest income(1)...............  $   3,587  $   8,977  $   14,144  $   18,151  $   20,049
    Interest expense.................      1,064      3,502       5,245       6,706       7,834
                                       ---------  ---------  ----------  ----------  ----------
         Net interest income.........      2,523      5,475       8,899      11,445      12,215
    Provision for credit losses(2)...        115        597         704       2,520       3,901
                                       ---------  ---------  ----------  ----------  ----------
         Net interest income after
           provision for credit
           losses....................      2,408      4,878       8,195       8,925       8,314
                                       ---------  ---------  ----------  ----------  ----------
    Loss on receivables sold with
       recourse(1)...................     --           (138)     --          --          --
    Other income.....................         32        207         587         693         617
                                       ---------  ---------  ----------  ----------  ----------
         Total other income..........         32         69         587         693         617
                                       ---------  ---------  ----------  ----------  ----------
    Servicing fees...................        360        732       1,126       1,536       1,838
    Salaries and benefits............        663      1,149       1,900       2,351       2,639
    Other............................        804      1,330       2,002       2,356       2,526
                                       ---------  ---------  ----------  ----------  ----------
         Total operating expenses....      1,827      3,211       5,028       6,243       7,003
                                       ---------  ---------  ----------  ----------  ----------
    Income before provision for
       income taxes..................        613      1,736       3,754       3,375       1,928
    Provision for income taxes.......        120        627       1,295       1,232         704
                                       ---------  ---------  ----------  ----------  ----------
    Net income.......................  $     493  $   1,109  $    2,459  $    2,143  $    1,224
                                       ---------  ---------  ----------  ----------  ----------

    Preferred stock dividends........       (103)      (107)        (50)     --          --
                                       ---------  ---------  ----------  ----------  ----------
    Net income allocable to common
       shareholders before redemption
       of preferred stock............        390      1,002       2,409       2,143       1,224
    Premium paid upon redemption of
       preferred stock...............     --         --            (160)     --          --
                                       ---------  ---------  ----------  ----------  ----------
    Net income allocable to common
       shareholders after redemption
       of preferred stock............  $     390  $   1,002  $    2,249  $    2,143  $    1,224
                                       =========  =========  ==========  ==========  ==========
    Basic and Diluted net income per
       common share before redemption
       of preferred stock(3).........  $    0.11  $    0.27  $     0.51  $     0.39  $     0.22
                                       =========  =========  ==========  ==========  ==========
    Basic and Diluted net income per
       common share after redemption
       of preferred stock(3).........  $    0.11  $    0.27  $     0.47  $     0.39  $     0.22
                                       =========  =========  ==========  ==========  ==========

                                                           AS OF APRIL 30,
                                       --------------------------------------------------------
                                         1994       1995        1996        1997        1998
                                       ---------  ---------  ----------  ----------  ----------
BALANCE SHEET DATA:
    Receivables, net.................  $  36,300  $  63,166  $   96,263  $  118,299  $  139,599
    Other assets.....................      4,184     11,468      19,397      21,444      21,654
                                       ---------  ---------  ----------  ----------  ----------
         Total assets................  $  40,484  $  74,634  $  115,660  $  139,743  $  161,253
                                       =========  =========  ==========  ==========  ==========
    Debt.............................  $  38,018  $  69,664  $   91,049  $  112,894  $  130,813
    Other liabilities................      1,590      3,093       2,818       2,913       5,280
    Shareholders' equity.............        876      1,877      21,793      23,936      25,160
                                       ---------  ---------  ----------  ----------  ----------
         Total liabilities and
           shareholders' equity......  $  40,484  $  74,634  $  115,660  $  139,743  $  161,253
                                       =========  =========  ==========  ==========  ==========

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

(3) Basic and Diluted net income per common share amounts are calculated based on net income available to common shareholders after preferred dividends, if any, and in the case of the year ended April 30, 1996, the premium paid to the holders of the 1993 preferred stock upon its redemption divided by the weighted average number of shares outstanding, adjusted for the 3-for-1 stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a specialized consumer finance company engaged in the purchase and retention of receivables originated by franchised automobile dealers from the sale of new and late-model used vehicles to consumers with substandard credit profiles. At April 30, 1998, the Company had a network of 1,486 franchised dealers in 19 states from which it purchases the receivables at the time of origination. The Company has completed the licensing process in 11 additional states. While the Company intends to continue to geographically diversify its receivables portfolio, approximately 43% of receivables by principal balance at April 30, 1998 represent receivables acquired from dealers located in Texas.

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

     Therefore, since November 1992, the primary source of the Company's revenues has been interest income from receivables retained as investments, while its primary cost has been interest expense arising from the financing of the Company's investment in such receivables. The profitability of the Company during this period has been determined by the growth of the receivables portfolio and effective management of net interest income and fixed operating expenses. The following table summarizes the Company's growth in receivables and net interest income for the last two fiscal years (dollars in thousands):

                                           AS OF OR FOR THE
                                        YEARS ENDED APRIL 30,
                                       ------------------------
                                          1997         1998
                                       -----------  -----------
Investment in receivables:
     Number..........................       10,543       12,516
     Principal balance...............  $   115,743  $   136,446
     Average principal balance of
       receivables outstanding during
       the twelve month period.......  $   105,857  $   124,436
     Average principal balance of
       receivables outstanding during
       the three month period........  $   112,544  $   132,075
Interest income......................  $    18,151  $    20,049
Interest expense.....................        6,706        7,834
                                       -----------  -----------
     Net interest income.............  $    11,445  $    12,215
                                       ===========  ===========

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                           YEARS ENDED
                                            APRIL 30,
                                       --------------------
                                         1997       1998
                                       ---------  ---------
Effective yield on receivables(1)....       17.1%      16.1%
Average cost of debt(2)..............        6.5        6.5
                                       ---------  ---------
Net interest spread(3)...............       10.6%       9.6%
                                       =========  =========
Net interest margin(4)...............       10.8%       9.8%
                                       =========  =========

------------

(1) Represents interest income as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on receivables less average cost of debt.

(4) Represents net interest income as a percentage of average receivables outstanding.

     The Company intends to increase its acquisition of receivables by expanding its dealer base in existing states served, and by expanding its dealer base into new states. To the extent that the Company's receivables acquisitions exceed the extinguishment of receivables through principal payments, payoffs or defaults, its receivables portfolio and interest income will continue to increase. The following table summarizes the activity in the Company's receivables portfolio (dollars in thousands):

                                             YEARS ENDED
                                              APRIL 30,
                                       ------------------------
                                          1997         1998
                                       -----------  -----------
Principal balance, beginning of
  period.............................  $    94,357  $   115,743
Acquisitions.........................       66,081       75,249
Principal payments and payoffs.......      (36,567)     (44,001)
Defaults prior to liquidations and
  recoveries (1).....................       (8,128)     (10,545)
                                       -----------  -----------
Principal balance, end of period.....  $   115,743  $   136,446
                                       ===========  ===========

------------

(1) Represents gross principal balances.

     Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See "Delinquency and Credit Loss Experience".

ANALYSIS OF NET INTEREST INCOME

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased to $12.2 million in 1998, an increase of 37% and 7% when compared to amounts reported in 1996 and 1997. The increase resulted primarily from the growth of the receivables portfolio which was offset by a decline in the effective yield earned on the receivables.

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

                                                              YEARS ENDED APRIL 30,
                                       -------------------------------------------------------------------
                                                 1996 TO 1997                       1997 TO 1998
                                       --------------------------------   --------------------------------
                                            INCREASE                           INCREASE
                                           (DECREASE)                         (DECREASE)
                                        DUE TO CHANGE IN                   DUE TO CHANGE IN
                                       -------------------                -------------------
                                        AVERAGE                            AVERAGE
                                       PRINCIPAL   AVERAGE   TOTAL NET    PRINCIPAL   AVERAGE   TOTAL NET
                                        AMOUNT      RATE      INCREASE     AMOUNT      RATE      INCREASE
                                       ---------   -------   ----------   ---------   -------   ----------
Interest income......................   $ 4,990    $ (983 )    $4,007      $ 3,185    $(1,288)    $1,897
Interest expense.....................     1,723      (262 )     1,461        1,214        (87)     1,127
                                       ---------   -------   ----------   ---------   -------   ----------
Net interest income..................   $ 3,267    $ (721 )    $2,546      $ 1,971    $(1,201)    $  770
                                       =========   =======   ==========   =========   =======   ==========

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 1998, COMPARED TO FISCAL YEAR ENDED APRIL 30, 1997 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for 1998 increased by $1,897, or 10%, over 1997, primarily as a result of an increase in the average principal balance of receivables held of 18% from 1997 to 1998 which offset a 1.0% decline in the effective yield realized on the receivables.

     INTEREST EXPENSE. Interest expense for 1998 increased by $1,127, or 17%, over 1997. An increase in the weighted average borrowings outstanding of 18% resulted in $1,214 of this difference. The weighted average cost of debt remained flat and positively impacted interest expense by $87.

     NET INTEREST INCOME. Net interest income increased to $12,215 in 1998, an increase of 7% over 1997. The increase resulted primarily from the growth of the receivables portfolio which offset a decline in the net interest spread.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1998 increased by $1,381, or 55%, over 1997, as a result of an increase in net charge-offs from $1,968 in fiscal year 1997 to $3,884 in fiscal year 1998. The increase in charge-offs is attributable to the growth in the portfolio, an increase in the number of loans that are seasoned nine to 24 months, which is generally where the highest percentage of repossessions occur and lower recovery amounts on the sale of the vehicle collateral. At April 30, 1998, the Company increased its estimate of losses associated with certain assets held for sale to adjust for lower than expected realized amounts of those assets. Accordingly, an additional $250,000 incremental charge was taken in the fourth quarter to adjust the carrying value of the repossessed inventory to better reflect the impact of lower used car prices during the period. This resulted in a corresponding increase in net charge-offs and provision for the period.

     OTHER INCOME. For 1998, other income, which consists primarily of late fees and interest income from short-term investments, decreased by $77, or 11%, over 1997 primarily as a result of a decline in interest-earning investments.

     SERVICING FEE EXPENSES. Servicing fee expenses increased $302, or 20%, from 1997 to 1998. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the increase in the number of receivables serviced, which increased by 1,973, or 19%, from 1997 to 1998.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased from $2,351 in 1997 to $2,639 in 1998, an increase of $288 or 12%. As a percentage of interest income, salaries and benefits increased from 13.0% in 1997 to 13.2% in 1998. This dollar increase was primarily due to increases in base compensation and is directly attributable to the growth in the receivables portfolio and the Company's expansion into new markets.

     OTHER EXPENSES. Other expenses for 1998 increased 7% from 1997 primarily due to the overall expansion of the Company's operations. As a percentage of interest income, other operating expenses declined from 13.0% in 1997 to 12.6% in 1998.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1998, income before provision for income taxes decreased by $1,447, or 43%, from 1997 as a result of the increase in provision for credit losses of $1,381 and other factors discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF CASH FLOWS. The Company's business requires significant cash flow to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire receivables from dealers and fund required reserve accounts, (ii) amounts necessary to fund premiums for credit enhancement insurance or other credit enhancement required by the Company's financing programs, and (iii) amounts necessary to fund costs to retain receivables, primarily interest expense and servicing fees. The Company also requires a significant amount of cash flow for working capital to fund fixed operating expenses, primarily salaries and benefits.

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company funds the purchase price of receivables through a combination of two warehouse facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, but not to exceed $55 million. The FIACC commercial paper facility generally allows the Company to borrow up to 88% of the outstanding principal balance of the receivables, but not to exceed $25 million. The Company paid $78.0 million for receivables acquired in 1998 compared to $68.9 million paid in 1997, all of which was initially funded through the FIRC credit facility. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source up to $105 million. Substantially all of the Company's receivables are pledged to collateralize these credit facilities.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolio. The Company received such payments in the amount of $74.2 million in 1998 and $61.4 million in 1997. Such cash flow funds repayment of amounts borrowed under secured financing facilities and other holding costs, primarily interest expense and servicing and custodial fees. During fiscal years 1998 and 1997, the Company required net cash flow, respectively, of $23.6 million and $23.3 million (cash required to acquire receivables net of principal payments on receivables) to fund the growth of its receivables portfolio. The Company has relied on borrowed funds to provide the source of cash flow to fund such growth.

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

     FIRC CREDIT FACILITY. The primary source of acquisition financing for receivables has been through a syndicated warehouse credit facility agented by NationsBank of Texas, N.A. ("NationsBank"). The FIRC credit facility currently provides for maximum borrowings, subject to certain adjustments, up to the outstanding principal balance of qualified receivables, but not to exceed the current facility limit of $55 million. Borrowings under the FIRC credit facility bear interest pursuant to certain indexed variable rate options at the election of the Company or any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company bases its selection of the interest rate option primarily on its expectations of market interest rate fluctuations, the timing and the amount of the required funding and the period of time it anticipates requiring the funding prior to transfer to the FIARC commercial paper facility. The FIRC credit facility provides for a term of one year at which time the outstanding principal balance will be payable in full, although there are provisions allowing the Company a period of six months to refinance the facility in the event that it is not renewed.

     The following table summarizes borrowings under the FIRC credit facility (dollars in thousands):

                                          AS OF OR FOR THE
                                            YEARS ENDED
                                             APRIL 30,
                                       ----------------------
                                          1997        1998
                                       ----------  ----------
At period-end:
     Balance outstanding.............  $   49,650  $   43,610
     Weighted average interest
      rate(1)........................        6.31%       6.35%
During period(2):
     Maximum borrowings
      outstanding....................  $   55,000  $   53,270
     Weighted average balance
      outstanding....................      46,585      42,235
     Weighted average interest
      rate...........................        6.50%       6.25%

------------

(1) Based on interest rates, facility fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     FIARC COMMERCIAL PAPER FACILITY. The Company has indirect access to the commercial paper market through a $105 million commercial paper conduit facility with Enterprise Funding Corporation ("Enterprise"), a commercial paper conduit managed by NationsBank, N.A. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility by transferring a specific group of receivables to a discrete special purpose financing subsidiary and pledging those receivables as collateral. Receivables are generally transferred from the FIRC credit facility to the FIARC commercial paper facility to refinance them on a longer term basis at interest rates based on commercial paper rates and to provide additional borrowing capacity under the FIRC credit facility. Borrowings under this commercial paper facility bear interest at the commercial paper rate plus .25%. If the FIARC commercial paper facility were terminated, no new receivables could be transferred from the FIRC credit facility to Enterprise; however, the then outstanding receivables would continue to be financed until fully amortized.

     The following table summarizes borrowings under the FIARC commercial paper facility (dollars in thousands):

                                          AS OF OR FOR THE
                                            YEARS ENDED
                                             APRIL 30,
                                       ----------------------
                                          1997        1998
                                       ----------  ----------
At period-end:
     Balance outstanding.............  $   63,244  $   87,203
     Weighted average interest
      rate(1)........................        6.09%       6.17%
During period(2):
     Maximum borrowings
      outstanding....................  $   71,387  $   91,514
     Weighted average balance
      outstanding....................      55,856      78,754
     Weighted average interest
      rate...........................        6.59%       6.57%

------------

(1) Based on interest rates, facility fees, surety bond fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with VFCC, a commercial paper conduit administered by First Union National Bank, to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquires receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 1998, the maximum borrowings available under the facility were $25 million. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus 0.55%. In addition, the Company is required to pay periodic facility fees of 0.25% on the unused portion of this facility.

     As collections are received on the transferred receivables, they are remitted to a collection account maintained by the collateral agent for the FIACC commercial paper facility. From that account, a portion of the collected funds are distributed to VFCC in an amount equal to the principal reduction required to maintain the 88% advance rate and to pay carrying costs and related expenses, with the balance released to the Company. In addition to the 88% advance rate, FIACC must maintain a 2% cash reserve as additional credit support for the facility.

     The initial term of the FIACC commercial paper facility expires December 21, 1998. If the facility was not extended, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration. At April 30, 1998, there were no outstanding borrowings under this facility.

     WORKING CAPITAL FACILITY. The Company also maintains a $6 million working capital line of credit with NationsBank of Texas, N.A. that is utilized for working capital and general corporate purposes. Borrowings under this facility bear interest at the Company's option of (i) NationsBank's prime lending rate, or (ii) a rate equal to 3.0% above the LIBOR rate for the applicable interest period. In addition, the Company is also required to pay period facility fees, as well as an annual agency fee. The initial expiration of the facility was July 1998. In July 1998, the facility was extended to September 30, 1998. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. The Company presently intends to seek an extension of this arrangement prior to its expiration. At April 30, 1998, there was $2.5 million outstanding under this facility.

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

     The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law which do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps to lock in what management believes to be an acceptable net interest spread. During the years ended April 30, 1998, 1997 and 1996 amounts paid pursuant to the Company's interest rate management products were not material in relation to interest expense in the aggregate nor did they have a material impact on the Company's weighted average costs of funds during such periods.

     The Company is currently a party to a swap agreement with NationsBank pursuant to which the Company's interest rate exposure is fixed, through January 2000, at a rate of 5.565% on a notional amount of $120 million (as further described in Note 6 to Notes to Consolidated Financial Statements). This agreement may be extended to January 2002, at the sole discretion of the counter party.

As a result, at April 30, 1998, the Company had converted a total of $120 million in floating rate debt to a fixed rate and had outstanding floating rate debt of $10,813,078. The Company is currently evaluating additional interest rate management products with a view to fixing or limiting its interest rate exposure with respect to amounts that are substantially equivalent to its aggregate outstanding borrowings under the FIRC credit facility and the commercial paper facilities.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through prudent credit evaluations and effective collection procedures; and, to a lesser extent, requiring recourse to dealers under its participating program for a period of time and thereafter maintaining cash reserves in the event of losses or by purchasing insurance against certain losses from independent third party insurers. As a result of its recourse programs and third party insurance, the Company is not exposed to credit losses on its entire receivables portfolio. The following table summarizes the credit loss exposure of the Company (dollars in thousands):

                                                          APRIL 30,
                                       ------------------------------------------------
                                               1997                       1998
                                       ---------------------      ---------------------
                                       RECEIVABLES   RESERVE      RECEIVABLES   RESERVE
                                         BALANCE     BALANCE        BALANCE     BALANCE
                                       -----------   -------      -----------   -------
Core Program:
     Insured by third party
       insurer.......................   $   2,293    $ --          $     754    $ --
     Other receivables(2)............     109,391     1,182 (2)      134,153      1,199(2)
Participating Program................       4,059       340 (3)        1,539        238(3)
                                       -----------                -----------
                                        $ 115,743                  $ 136,446
                                       ===========                ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                   1.1 %                       0.9%
Dealer reserves as a percentage of
  participating program
  receivables........................                   8.4 %                      15.5%

------------

(1) Represents receivables reinsured by Company's insurance affiliate or receivables financed under one of the Company's commercial paper conduit facilities on which no credit loss insurance exists.

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

     CORE PROGRAM. Under the core program, the Company retains the credit risk associated with the receivables acquired. Historically, the Company has purchased credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $2,520,253 and $3,900,966 have been recorded for the years ended April 30, 1997 and 1998, respectively for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of all receivables acquired by the Company (dollars in thousands):

                                            AS OF OR FOR THE YEARS ENDED APRIL 30,
                                       ------------------------------------------------
                                                1997                      1998
                                       ----------------------    ----------------------
                                        NUMBER                    NUMBER
                                       OF LOANS    AMOUNT(1)     OF LOANS    AMOUNT(1)
                                       --------    ----------    --------    ----------
Delinquent amount outstanding:
  30 - 59 days.......................     181        $2,682         178        $2,371
  60 - 89 days.......................      57           900          45           706
  90 days or more....................     107         1,683         131         1,987
                                       --------    ----------    --------    ----------
Total delinquencies..................     345        $5,265         354        $5,064
                                       ========    ==========    ========    ==========
Total delinquencies as a percentage
  of outstanding receivables.........     3.1%          3.2%        2.7%          2.7%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period(2)...............    --             2.0%       --             3.2%

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

YEAR 2000 ISSUE

     Like all other financial service providers, the Company utilizes systems that may be affected by Year 2000 transition issues. The Company has reviewed the Year 2000 issue and has identified three primary areas in which it could be affected. First, the Company utilizes a software program in connection with its loan origination and loan funding functions. The software vendor has indicated to the Company that its software is Year 2000 compatible. Therefore, the Company believes that it has no material exposure in this area. Second, the Company utilizes a number of third party vendors, or computer software provided by these vendors, which perform various administrative functions for the Company including general ledger, payroll, cash management, stock transfer services, and collateral or paying agency functions under the Company's financing arrangements. With the exception of cash management services and the collateral or paying agency functions, the vendors that supply material software or services to the Company have indicated that its software or internal systems are Year 2000 compatible. With respect to cash management providers and the collateral or paying agents, the Company is unaware of any potential exposure related to these institutions' internal systems. However, the Company intends to analyze these areas further in fiscal year 1999 and monitor each institution's progress in addressing any compliance issues. Third, the Company has outsourced its loan servicing and collection functions to a third party, GECC (see Item 1. Business -- Servicing). It is the Company's understanding that the systems and software that GECC utilizes to process and account for loan collections on behalf of the Company are not currently Year 2000 compliant. It is the Company's belief, based on discussions with management of GECC, that GECC expects to update its systems to be Year 2000 compliant in advance of December 31, 2000. To the extent that GECC's system is not updated to address Year 2000 issues, it could have a material adverse impact on the loan servicing and collection activities related to the Company's portfolio of receivables. The Company intends to continue to monitor the progress of this effort to insure that any exposure issues are resolved.

FORWARD LOOKING INFORMATION

     Statements and financial discussion and analysis included in this report that are not historical are considered to be forward-looking in nature. Forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from anticipated results. Specific factors that could cause such differences include unexpected fluctuations in market interest rates; changes in economic conditions; or increases or changes in the competition for loans. Although the Company believes that the expectations reflected in the forward-looking statements presented herein are reasonable, it can give no assurance that such expectations will prove to be correct.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information responsive to this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders expected to be held September 3, 1998, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information responsive to this item appears under the caption "Summary Compensation Table" in the Company's Proxy Statement for the 1998 Annual
Meeting of Shareholders expected to be held September 3, 1998, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information responsive to this item appears under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders expected to be held September 3, 1998, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this item appears under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders expected to be held September 3, 1998, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See Index to Consolidated Financial Statements on Page F-1.

          (3) EXHIBITS

           3.1(a)    --   Articles of Incorporation, as amended
           3.2(a)    --   Bylaws, as amended
           4.1(a)    --   Excerpts from the Articles of Incorporation, as amended (included in
                          Exhibit 3.1).
           4.3(a)    --   Specimen Stock Certificate
          10.5(a)    --   Credit Agreement dated as of October 16, 1992 among F.I.R.C., Inc. ("FIRC") and
                          NationsBank of Texas, N.A., individually and as agent for the banks party thereto, as amended by First Amendment to Credit Agreement and Loan Documents dated as of November 5,
                          1993, Second Amendment to Credit Agreement and Loan Documents dated as of March 3, 1994,
                          Third Amendment to Credit Agreement and Loan Documents dated as of March 17, 1995 and
                          Fourth Amendment to Credit Agreement and Loan Documents dated as of July 7, 1995.
          10.6(a)    --   Collateral Security Agreement dated as of October 16, 1992 between FIRC and Texas Commerce
                          Bank National Association as collateral agent for the ratable benefit of NationsBank of
                          Texas, N.A., as agent, and the banks party to the Credit Agreement filed as Exhibit 10.5.

          10.7(a)    --   Escrow Agreement dated as of October 16, 1992 among FIRC, NationsBank of Texas, N.A. as agent for the banks party to the Credit Agreement filed as Exhibit 10.5, and Texas
                          Commerce Bank National Association as Escrow Agent.
          10.8(a)    --   Transfer and Administration Agreement dated as of March 3, 1994 among FIRC, Enterprise
                          Funding Corporation, Texas Commerce Bank National Association and NationsBank N.A.
                          (Carolinas) (formerly NationsBank of North Carolina, N.A.), as amended by Amendment Number
                          1 dated August 1, 1994, Amendment Number 2 dated February 28, 1995 and Amendment No. 3 dated March 21, 1995.
          10.9(a)    --   Servicing Agreement dated as of October 16, 1992 between FIRC and General Electric Capital
                          Corporation, as amended by First Amendment to Servicing Agreement dated as of November 4,
                          1993, Second Amendment to Servicing Agreement dated as of March 1, 1994 and Third
                          Amendment to Servicing Agreement dated as of June 1, 1995.
          10.10(a)  --    Purchase Agreement between FIRC and First Investors Financial Services, Inc. ("First
                          Investors") dated October 16, 1992, as amended by First Amendment to Purchase Agreement dated as of November 5, 1993 and Second Amendment to Purchase Agreement dated as of March
                          3, 1994.
          10.11(a)  --    Auto Loan Protection Insurance Policy dated October 13, 1992 issued by Agricultural Excess
                          & Surplus Insurance Company to FIRC as insured.
          10.12(a)  --    Auto Loan Protection Insurance Policy dated April 8, 1994 issued by National Union Fire
                          Insurance Company of Pittsburgh to FIRC as insured.
          10.13(a)  --    Facultative Reinsurance Agreement between National Fire Insurance Company of Pittsburgh and First Investors Insurance Company, as reinsurer, dated as of May 26, 1995.
          10.14(a)  --    Blanket Collateral Protection Insurance Policy dated October 5, 1992 issued by
                          Agricultural Excess & Surplus Insurance Company to FIRC as insured.
          10.15(a)  --    ISDA Master Agreement dated August 12, 1994 between FIRC and NationsBank of Texas, N.A.
                          together with Confirmation of U.S. Dollar Rate Swap Transaction dated June 14, 1995 and
                          Confirmation for U.S. Dollar Rate Swap Transaction dated May 16, 1995.
          10.16(a)  --    Employment Agreement dated as of March 20, 1992 between the Registrant and Tommy A. Moore,
                          Jr., as amended by First Amendment dated as of March 15, 1995 and Second Amendment dated as of July 1, 1995.
          10.17(a)  --    Lease Agreement between A.I.G. Realty, Inc. and First Investors dated as of June 1, 1992, as amended by Amendment One dated October 29, 1993 and Amendment Two dated October 26,
                          1994.
          10.18(a)  --    Redemption Agreement dated as of June 8, 1995 among the Registrant and all holders of its class of 1993 Preferred Stock.
          10.21(a)  --    1995 Employee Stock Option Plan of the Registrant.
          10.22(a)  --    Form of Stock Option Agreement between the Registrant and Robert L. Clarke dated August
                          25, 1995.
          10.23(b)  --    Amendment No. 4 dated November 20, 1995 to the Transfer and Administration Agreement dated as of March 3, 1994, filed as Exhibit 10.8.
          10.24(b)  --    Employment Agreement dated as of May 1, 1996 between the Registrant and Bennie H. Duck.
          10.25(b)  --    Amendment Three dated October 10, 1995 to the Lease Agreement between A.I.G. Realty, Inc.
                          and the Registrant, filed as Exhibit 10.17.
          10.26(b)  --    Confirmation for U.S. Dollar Rate Swap Transaction dated November 16, 1995.
          10.27(b)  --    Commitment Letter dated June 24, 1996 between Enterprise Funding Corporation and FIRC,
                          Inc.
          10.28(c)  --    Confirmation for U.S. Dollar Rate Swap Transaction dated August 7, 1996.
          10.29(d)  --    Security Agreement dated as of October 22, 1996 among First Investors Auto Receivables
                          Corporation, Enterprise Funding Corporation, Texas Commerce Bank National Association,
                          MBIA Insurance Corporation, NationsBank N.A., and First Investors Financial Services, Inc.

          10.30(d)  --    Note Purchase Agreement dated as of October 22, 1996 between First Investors Auto
                          Receivables Corporation and Enterprise Funding Corporation.
          10.31(d)  --    Purchase Agreement dated as of October 22, 1996 between First Investors Financial
                          Services, Inc. and First Investors Auto Receivables Corporation.
          10.32(d)  --    Insurance Agreement dated as of October 1, 1996 among First Investors Auto Receivables
                          Corporation, MBIA Insurance Corporation, First Investors Financial Services, Inc., Texas
                          Commerce Bank National Association, and NationsBank N.A.
          10.33(d)  --    Servicing Agreement dated as of October 22, 1996 between First Investors Auto Receivables
                          Corporation and General Electric Capital Corporation.
          10.34(d)  --    Amended and Restated Credit Agreement dated as of October 30, 1996 among F.I.R.C., Inc.
                          and NationsBank of Texas, N.A., individually and as Agent for the financial institutions party thereto.
          10.35(d)  --    Amended and Restated Collateral Security Agreement dated as of October 30, 1996 between
                          F.I.R.C., Inc. and Texas Commerce Bank National Association as collateral agent for the ratable benefit of NationsBank of Texas, N.A. individually and as agent for the financial institutions party to the Amended and Restated Credit Agreement filed as Exhibit 10.34.
          10.36(d)  --    Amended and Restated Purchase Agreement dated as of October 30, 1996 between First
                          Investors Financial Services, Inc. and F.I.R.C., Inc.
          10.37(d)  --    Amended and Restated Servicing Agreement between F.I.R.C., Inc. and General Electric
                          Capital Corporation.
          10.38(e)  --    Third Amendment dated January 20, 1997 to the Employment Agreement dated as of March 20,
                          1992 between the Registrant and Tommy A. Moore, Jr.
          10.39(f)   --   First Amendment to the Amended and Restated Credit Agreement dated January 31, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.40(f)   --   Second Amendment to the Amended and Restated Credit Agreement dated May 15, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.41(f)   --   Employment Agreement dated July 16, 1997 between First Investors Financial Services, Inc.
                          and Tommy A. Moore, Jr.
          10.42(f)   --   Credit Agreement dated as of July 18, 1997 between First Investors Financial Services,
                          Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.43(f)   --   Pledge and Security Agreement dated as of July 18, 1997 by and among First Investors
                          (Vermont) Holdings, Inc. and NationsBank of Texas, N.A., as agent for the banks party thereto.
          10.44(f)   --   Pledge Agreement dated as of July 18, 1997 by and among First Investors Financial
                          Services, Inc. and NationsBank of Texas, N.A., as agent for the banks party thereto.
          10.45(g)  --    Security Agreement dated as of January 1, 1998 among First Investors Auto Capital
                          Corporation, First Union Capital Markets Corp., and First Investors Financial Services,
                          Inc.
          10.46(g)  --    Note Purchase Agreement dated as of January 1, 1998 between First Investors Auto Capital
                          Corporation, First Union Capital Markets Corp., the Investors, First Union National Bank,
                          and Variable Funding Capital Corporation.
          10.47(g)  --    Purchase Agreement dated as of January 1, 1998 between First Investors Financial Services,
                          Inc. and First Investors Auto Capital Corporation.
          10.48(g)  --    Servicing Agreement dated as of January 1, 1998 between First Investors Auto Capital
                          Corporation and General Electric Capital Corporation.
          10.49     --    Employment Agreement dated as of May 1, 1998 between the Registrant and Bennie H. Duck.
          10.50     --    Employment Agreement dated as of May 1, 1998 between the Registrant and Joseph A. Pisano.

          21.1(a)    --   Subsidiaries of the Registrant.
                     ------------
                     (a)  -- Exhibit previously filed with the Company's Registration Statement on Form S-1,
                             Registration No. 33-94336 and incorporated herein by reference.
                     (b)  -- Exhibit previously filed on 1996 Form 10-K and incorporated herein by reference.
                     (c)  -- Exhibit previously filed on July 31, 1996 First Quarter Form 10-Q and incorporated herein by reference.
                     (d)  -- Exhibit previously filed on October 31, 1996 Second Quarter Form 10-Q and incorporated herein by reference.
                     (e)  -- Exhibit previously filed on January 31, 1997 Third Quarter Form 10-Q and incorporated herein by reference.
                     (f)  -- Exhibit previously filed on July 31, 1997 First Quarter Form 10-Q and incorporated herein by reference.
                     (g)  -- Exhibit previously filed on January 31, 1998 Third Quarter Form 10-Q and incorporated herein by reference.

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

                                  FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                   (Registrant)

Date:  July 20, 1998                        By: /s/Tommy A. Moore, Jr.
                                               TOMMY A. MOORE, JR.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.

         SIGNATURE                                TITLE
         ---------                                -----
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

    /s/Roberto Marchesini       Director
     ROBERTO MARCHESINI

      /s/J. W. Smelley          Director
        J. W. SMELLEY

    /s/Walter A. Stockard       Director
     WALTER A. STOCKARD

 /s/Walter A. Stockard, Jr.     Director
   WALTER A. STOCKARD, JR.

Date:  July 20, 1998

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----

Report of Independent Public
  Accountants........................   F-2

Consolidated Balance Sheets as of
  April 30, 1997 and 1998............   F-3

Consolidated Statements of Operations
  for the Years Ended April 30, 1996,
  1997 and 1998......................   F-4

Consolidated Statements of
  Shareholders' Equity for the Years
  Ended April 30, 1996,
  1997 and 1998......................   F-5

Consolidated Statements of Cash Flows
  for the Years Ended April 30, 1996,
  1997 and 1998......................   F-6

Notes to Consolidated Financial
  Statements.........................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Investors Financial Services Group, Inc.:

We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Houston, Texas
June 12, 1998

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1997 AND 1998

                                             1997              1998
                                       ----------------  ----------------
               ASSETS
               ------
Receivables Held for Investment,
  net................................  $    118,299,063  $    139,598,675
Cash and Short-Term Investments,
  including restricted cash of
  $3,550,391 and $3,215,540..........         5,967,358         3,698,121
Other Receivables:
     Due from servicer...............         8,427,565        10,229,975
     Accrued interest................         1,923,360         2,057,346
Assets Held for Sale.................         1,072,463         1,219,885
Other Assets:
     Funds held under reinsurance
       agreement.....................         2,563,454         2,016,682
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $553,143 and $846,250......         1,101,947         1,638,947
     Deferred income tax asset,
       net...........................           387,876           298,235
     Federal income tax receivable...         --                  495,280
                                       ----------------  ----------------
          Total assets...............  $    139,743,086  $    161,253,146
                                       ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Debt:
     Secured credit facilities.......  $    112,894,131  $    130,813,078
     Unsecured credit facilities.....         --                2,500,000
Other Liabilities:
     Due to dealers..................           342,697           241,988
     Accounts payable and accrued
       liabilities...................         2,460,685         2,317,840
     Current income taxes payable....           109,472           219,770
                                       ----------------  ----------------
          Total liabilities..........       115,806,985       136,092,676
                                       ----------------  ----------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares
       authorized, 5,566,669 and
       5,566,669 issued
       and outstanding...............             5,567             5,567
     Additional paid-in capital......        18,464,918        18,464,918
     Retained earnings...............         5,465,616         6,689,985
                                       ----------------  ----------------
          Total shareholders'
             equity..................        23,936,101        25,160,470
                                       ----------------  ----------------
          Total liabilities and
             shareholders' equity....  $    139,743,086  $    161,253,146
                                       ================  ================

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED APRIL 30, 1996, 1997 AND 1998

                                            1996            1997            1998
                                       --------------  --------------  --------------
Interest Income......................  $   14,143,871  $   18,151,669  $   20,049,129
Interest Expense.....................       5,245,356       6,706,341       7,833,677
                                       --------------  --------------  --------------
          Net interest income........       8,898,515      11,445,328      12,215,452
Provision for Credit Losses..........         704,000       2,520,253       3,900,966
                                       --------------  --------------  --------------
Net Interest Income After Provision
  for Credit Losses..................       8,194,515       8,925,075       8,314,486
                                       --------------  --------------  --------------
Other Income:
     Late fees and other.............         586,792         693,807         617,140
                                       --------------  --------------  --------------
Operating Expenses:
     Servicing fees..................       1,125,520       1,536,225       1,838,002
     Salaries and benefits...........       1,899,970       2,350,986       2,639,080
     Other...........................       2,002,113       2,356,316       2,526,404
                                       --------------  --------------  --------------
          Total operating expenses...       5,027,603       6,243,527       7,003,486
                                       --------------  --------------  --------------
Income Before Provision for Income
  Taxes..............................       3,753,704       3,375,355       1,928,140
                                       --------------  --------------  --------------
Provision (Benefit) for Income Taxes:
     Current.........................       1,018,459       1,745,352         614,130
     Deferred........................         276,665        (513,348)         89,641
                                       --------------  --------------  --------------
          Total provision for income
             taxes...................       1,295,124       1,232,004         703,771
                                       --------------  --------------  --------------
Net Income...........................  $    2,458,580  $    2,143,351  $    1,224,369
                                       --------------  --------------  --------------

Preferred Stock Dividends............         (50,033)       --              --
                                       --------------  --------------  --------------
Net Income Allocable to Common
  Shareholders before Redemption of
  Preferred Stock....................       2,408,547       2,143,351       1,224,369
Premium Paid Upon Redemption of
  Preferred Stock....................        (160,000)       --              --
                                       --------------  --------------  --------------
Net Income Allocable to Common
  Shareholders after Redemption of
  Preferred Stock....................  $    2,248,547  $    2,143,351  $    1,224,369
                                       ==============  ==============  ==============
Basic and Diluted Net Income Per
  Common Share before Redemption of
  Preferred Stock....................           $0.51           $0.39           $0.22
                                       ==============  ==============  ==============
Basic and Diluted Net Income Per
  Common Share after Redemption of
  Preferred Stock....................           $0.47           $0.39           $0.22
                                       ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 1996, 1997 AND 1998

                                           1993                  ADDITIONAL
                                        PREFERRED     COMMON       PAID-IN       RETAINED
                                          STOCK        STOCK       CAPITAL       EARNINGS         TOTAL
                                        ----------    -------    -----------   -------------  --------------
Balance, April 30, 1995..............    $800,000     $3,667     $   --        $   1,073,718  $    1,877,385
     Issuance of 1,900,000 common
       shares, net of issuance
       costs.........................      --          1,900      18,464,918        --            18,466,818
     Redemption of preferred stock...    (800,000)      --           --             (160,000)       (960,000)
     Preferred stock dividends.......      --           --           --              (50,033)        (50,033)
     Net income......................      --           --           --            2,458,580       2,458,580
                                        ----------    -------    -----------   -------------  --------------
Balance, April 30, 1996..............      --          5,567      18,464,918       3,322,265      21,792,750
     Net income......................      --           --           --            2,143,351       2,143,351
                                        ----------    -------    -----------   -------------  --------------
Balance, April 30, 1997..............      --          5,567      18,464,918       5,465,616      23,936,101
     Net income......................      --           --           --            1,224,369       1,224,369
                                        ----------    -------    -----------   -------------  --------------
Balance, April 30, 1998..............    $ --         $5,567     $18,464,918   $   6,689,985  $   25,160,470
                                        ==========    =======    ===========   =============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED APRIL 30, 1996, 1997 AND 1998

                                            1996             1997              1998
                                       --------------  ----------------  ----------------
Cash Flows From Operating Activities:
     Net income......................  $    2,458,580  $      2,143,351  $      1,224,369
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
             amortization expense....       1,144,981         1,816,195         2,369,672
          Provision for credit
             losses..................         704,000         2,520,253         3,900,966
          Charge-offs, net of
             recoveries..............        (603,873)       (1,968,383)       (3,884,418)
       (Increase) decrease in:
          Accrued interest
             receivable..............        (892,199)         (309,407)         (133,986)
          Restricted cash............          11,372          (502,243)          334,851
          Deferred financing costs
             and other...............        (278,988)         (436,350)         (664,036)
          Funds held under
             reinsurance agreement...      (1,385,598)          267,235           546,772
          Due from servicer..........      (1,923,305)       (3,161,034)       (1,802,410)
          Deferred income tax asset,
             net.....................         231,420          (387,876)           89,641
          Federal income tax
             receivable..............        (295,523)          295,523          (495,280)
       Increase (decrease) in:
          Due to dealers.............        (472,876)         (463,937)         (100,709)
          Accounts payable and
             accrued liabilities.....         539,452           767,743          (142,845)
          Due to shareholders........         (46,667)        --                --
          Current income taxes
             payable.................        (419,896)          (83,962)          110,298
          Deferred income tax
             liability, net..........         125,472          (125,472)        --
                                       --------------  ----------------  ----------------
       Net cash provided by (used in)
          operating activities.......      (1,103,648)          371,636         1,352,885
                                       --------------  ----------------  ----------------
Cash Flows From Investing Activities:
     Purchases of receivables........     (68,738,319)      (68,854,056)      (77,965,915)
     Principal payments from
       receivables...................      33,171,742        45,535,622        54,397,892
     Purchase of furniture and
       equipment.....................         (87,832)          (82,999)         (138,195)
                                       --------------  ----------------  ----------------
          Net cash used in investing
             activities..............     (35,654,409)      (23,401,433)      (23,706,218)
                                       --------------  ----------------  ----------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Secured debt...............      58,365,425        61,419,920        68,478,349
          Unsecured debt.............        --               --                2,500,000
     Principal payments made on --
          Secured debt...............     (31,980,322)      (39,574,425)      (50,559,402)
          Unsecured debt.............      (5,000,000)        --                --
     Proceeds from issuance of common
       stock, net of issuance
       costs.........................      18,466,818         --                --
     Redemption of preferred stock...        (960,000)        --                --
     Preferred stock dividends
       paid..........................         (50,033)        --                --
                                       --------------  ----------------  ----------------
          Net cash provided by
             financing activities....      38,841,888        21,845,495        20,418,947
                                       --------------  ----------------  ----------------
Increase (Decrease) in Cash and
  Short-Term Investments.............       2,083,831        (1,184,302)       (1,934,386)
Cash and Short-Term Investments at
  Beginning of Year..................       1,517,438         3,601,269         2,416,967
                                       --------------  ----------------  ----------------
Cash and Short-Term Investments at
  End of Year........................  $    3,601,269  $      2,416,967  $        482,581
                                       ==============  ================  ================
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the year for --
          Interest...................  $    5,153,027  $      6,294,815  $      7,748,529
          Income taxes...............       1,654,100         1,533,791           999,112

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 30, 1996, 1997 AND 1998

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS's wholly owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), and First Investors Auto Capital Corporation (FIACC). First Investors, together with its subsidiaries, is hereinafter referred to as the Company.

     FIFS began operations in May 1989 and is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of April 30, 1998, approximately 43 percent of receivables held for investment had been originated in Texas. The Company currently operates in 19 states.

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

     ALLOWANCE FOR CREDIT LOSSES. For receivables financed under the FIRC credit facility, the Company purchases credit enhancement insurance from third-party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance and dealer reserves

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure the credit enhancement insurance coverage. The credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter has been reinsured by FIIC. Beginning in October 1996 all receivables recorded by the Company were covered by credit enhancement insurance while pledged as collateral for the FIRC credit facility. Once receivables are transferred to the FIARC commercial paper facility, credit enhancement insurance is cancelled. In addition, no default insurance is purchased for core receivables originated and financed under the FIACC commercial paper facility. Accordingly, the Company is exposed to credit losses for all receivables either reinsured by FIIC or uninsured and provides an allowance for such losses.

     The allowance for credit losses represents management's estimate of losses for receivables that have become impaired. In making this estimate, management segregates the receivables acquired under its "core program" from receivables acquired under its "participating program" (see Note 3). For receivables acquired under the participating program, the Company recovers actual losses from direct dealer reimbursements and from dealer reserves. Management analyzes the core program receivable portfolio characteristics as compared to its underwriting criteria, delinquency and repossession statistics, historical loss experience, size, quality and concentration characteristics of the receivable portfolio, as well as external factors such as future economic outlooks.

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

     SERVICING AGREEMENT. The Company has entered into a servicing agreement with General Electric Capital Corporation (GECC) which terminates on October 31, 2000, subject to earlier termination depending on the outcome of annual pricing renegotiations. In the event the GECC agreement were to terminate, GECC would remain obligated to continue to service existing receivables through their maturities. Under this agreement, GECC is responsible for (i) receipt, review and verification of all collateral and documentation requirements, (ii) establishment and administration of payment and collection schedules and (iii) repossession and disposition of vehicles securing defaulted receivables. Servicing fees are paid to GECC monthly based on the number of receivables being serviced during the period, and GECC is entitled to reimbursement for certain expenses relating primarily to liquidation of collateral. Due from servicer primarily represents unremitted principal and interest payments and proceeds from sale of repossessed collateral.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     ASSETS HELD FOR SALE. GECC commences repossession procedures against the underlying collateral when it and the Company determine that collection efforts are likely to be unsuccessful. Upon repossession, the receivable is written down to the estimated fair value of the collateral, less the cost of disposition and plus the expected recoveries from third-party insurers, through a charge to the allowance for credit losses. Additionally, the repossessed collateral is reclassified to assets held for sale.

     DEFERRED FINANCING COSTS. The Company defers financing costs and amortizes the costs related to the FIRC credit facility over an 18 month period which represents the committed term of such facility. Additionally, the Company amortizes the costs related to the respective commercial paper facilities over the estimated average life of the receivables financed as the provisions of such facility provide that receivables assigned to such facility would be allowed to amortize should the facilities not be extended.

     OTHER OPERATING EXPENSES. Other operating expenses include primarily professional fees, interest expense on the Company's unsecured working capital line of credit, service bureau fees, telephone, postage, and rent.

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

     ACCOUNTING POLICY FOR EMPLOYEE STOCK OPTIONS. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, a standard on accounting for stock based compensation. SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the statement of operations. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. The Company accounts for its stock-based compensation under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. While the Company has not adopted SFAS No. 123 for accounting purposes; it has made annual pro forma disclosures of its effects (see Note 11).

     ACCOUNTING POLICY FOR DERIVATIVES. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company anticipates adopting SFAS No. 133 effective for its fiscal year beginning May 1, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements. However, the Statement could increase volatility in earnings.

     ACCOUNTING POLICY FOR INTERNAL USE SOFTWARE COSTS. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, "Accounting For The Costs Of Computer Software Developed Or
Obtained For Internal Use". This SOP specifies certain costs of computer software developed or obtained for internal use that should be capitalized. The Company capitalizes external direct costs of materials and services consumed in developing internal-use computer software and payroll costs for employees who devote time to developing internal-use computer software, in accordance with SOP 98-1.

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders after preferred dividends, if any, and in the case of the year ended April 30, 1996, the premium paid to the holders of the 1993 preferred stock upon its redemption, divided by the weighted average number of shares of common stock outstanding, adjusted for a 3-for-1 stock split (see Note 11 and Note 13).

     In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The Company adopted SFAS No. 128 in fiscal 1998 and the impact was immaterial to the Company's calculation of earnings per share.

     FURNITURE AND EQUIPMENT. Furniture and equipment are carried at cost, less accumulated depreciation. Depreciable assets are amortized using the straight-line method over the estimated useful lives (two to five years) of the respective assets.

     CASH AND SHORT-TERM INVESTMENTS. The Company considers all investments with a maturity of three months or less when purchased to be short-term investments and treated as cash equivalents.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1996 and 1997 amounts to conform with the 1998 presentation.

3.  RECEIVABLES HELD FOR INVESTMENT

     The receivables generally have terms of 36 to 60 months and are collateralized by the underlying vehicles. Net receivable balances consisted of the following at April 30, 1997 and 1998:

                                             1997              1998
                                       ----------------  ----------------
Receivables..........................  $    115,742,904  $    136,445,808
Unamortized premium and deferred
fees.................................         3,738,156         4,351,412
Allowance for credit losses..........        (1,181,997)       (1,198,545)
                                       ----------------  ----------------
     Net receivables.................  $    118,299,063  $    139,598,675
                                       ================  ================

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At April 30, 1998, the weighted average remaining term of the receivable portfolio is 44 months and the weighted average contractual interest rate is
17.7 percent. Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms, are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30-
          1999.......................  $     35,172,279
          2000.......................        36,565,321
          2001.......................        33,121,207
          2002.......................        22,902,634
          2003.......................         8,684,367
                                       ----------------
                                       $    136,445,808
                                       ================

     CORE PROGRAM. Under the core program, the Company has nonexclusive agreements with dealerships which may be terminated at any time by either party. These agreements, which contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles and compliance with applicable laws and other matters, do not guarantee collectability solely because of payment default. At April 30, 1997 and 1998, the Company had investments in receivables pursuant to the core program with aggregate principal balances of $111,683,932 and $134,907,079, respectively.

     Activity in the allowance for credit losses for the years ended April 30, 1997 and 1998, was as follows:

                                            1997            1998
                                       --------------  --------------
Balance, beginning of year...........  $      630,127  $    1,181,997
Provision for credit losses..........       2,520,253       3,900,966
Charge-offs, net of recoveries.......      (1,968,383)     (3,884,418)
                                       --------------  --------------
Balance, end of year.................  $    1,181,997  $    1,198,545
                                       ==============  ==============

     PARTICIPATING PROGRAM. The Company instituted a dealer recourse program in November 1992, whereby the participating dealers are obligated for an agreed period of time, usually from 12 to 18 months, to reimburse the Company for losses upon the occurrence of default by the borrower. The Company was reimbursed by participating dealers for $54,568, $14,631 and $7,384 of losses incurred during the three years ended April 30, 1998, respectively. At April 30, 1997 and 1998, the Company had investments in receivables pursuant to the dealer recourse program with aggregate principal balances of $4,058,972 and $1,538,729, respectively. A specified portion of the purchase price, generally from 5 percent to 7 percent, is set aside in a reserve account to secure performance of the dealer's obligations. In exchange for such obligation, the dealers are entitled to the excess cash flows above a specified yield guaranteed to the Company. During the three years ended April 30, 1998, excess interest of $211,507, $73,669 and $6,536, respectively, were remitted to the dealers pursuant to this program. Pursuant to the various receivables purchase agreements, the dealers (either automatically or, in some cases, at their election) are released from the repurchase obligation after a specified period has elapsed and certain conditions are met. Losses are then covered by funds maintained in the dealer reserve accounts. Any funds remaining in the reserve account upon payoff of all receivables in a pool are remitted to the dealer. Such funds have been reported in the accompanying consolidated balance sheets as restricted cash (see Note 4) and due to dealers. The Company believes the dealers subject to the recourse provisions have the intent and ability to honor such

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

provisions, and the amount of the dealer reserve held in trust when the dealers are released from the recourse obligation are adequate to cover possible credit losses on receivables acquired pursuant to the participating program. Accordingly, the Company has determined that an allowance for credit losses is not necessary on the receivables subject to the dealer participating program.

     The following table summarizes activity in the dealer reserves for the years ended April 30, 1997 and 1998:

                                           1997           1998
                                       -------------  -------------
Balance, beginning of year...........  $     765,504  $     339,602
Additions............................         18,220         16,101
Charges to dealer reserve account....       (441,740)      (117,703)
Amounts remitted to dealers..........         (2,382)      --
                                       -------------  -------------
Balance, end of year.................  $     339,602  $     238,000
                                       =============  =============

4.  RESTRICTED CASH

     The components of restricted cash at April 30, 1997 and 1998, are as follows:

                                           1997           1998
                                       -------------  -------------
Dealer reserves (Note 3).............  $     339,602  $     238,000
Commercial paper facility
  compensating balance
  (Note 6)...........................        882,568      1,145,912
Funds held in trust for receivable
  fundings...........................      1,718,358      1,322,427
Warehouse credit facility account
  (Note 6)...........................        351,522        251,511
Other................................        258,341        257,690
                                       -------------  -------------
     Total restricted cash...........  $   3,550,391  $   3,215,540
                                       =============  =============

5.  DEFERRED FINANCING COSTS AND OTHER ASSETS

     The components of deferred financing costs and other assets at April 30, 1997 and 1998, are as follows:

                                           1997           1998
                                       -------------  -------------
Deferred financing costs, net........  $     374,384  $     642,044
Furniture and equipment, net.........        141,125        206,380
Other, net...........................        586,438        790,523
                                       -------------  -------------
     Total...........................  $   1,101,947  $   1,638,947
                                       =============  =============

6.  DEBT

     The Company finances the acquisition of its receivables portfolio through three credit facilities. The Company's credit facilities provide for one year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities.

     FIRC CREDIT FACILITY. The primary source of initial acquisition financing for receivables has been primarily provided through a syndicated warehouse credit facility agented by NationsBank of Texas, N.A. (NationsBank). The FIRC credit facility was entered into in October 1992 and provided for maximum borrowings of the lesser of the borrowing base or $25 million and is structured to permit

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

additional increases in the maximum borrowings allowable through further syndication as the needs of the Company require. The borrowing base is defined as the sum of the principal balance of the receivables pledged and the amount on deposit in an escrow account. The Company is required to maintain a reserve account equal to the greater of one percent of the principal amount of receivables financed or $250,000. At April 30, 1995 the FIRC credit facility had been expanded to provide for borrowings of the lesser of the borrowing base or $45 million through a $20 million participation by The Sumitomo Bank, Limited. During fiscal year 1996, the FIRC credit facility was increased to $55 million through a $10 million participation by Wells Fargo Bank (Texas). Borrowings under the FIRC credit facility bear interest at a rate selected by the Company at the time of the advance of either the base rate, defined as the higher of the prime rate or the federal funds rate plus .5 percent, the LIBOR rate plus .5 percent, or a rate agreed to by the Company and the banks. The facility also provides for the payment of a fee of .25 percent per annum based on the total committed amount.

     Borrowings under the FIRC credit facility were $49,650,000 and $43,610,000 at April 30, 1997 and 1998, respectively, and had weighted average interest rates, including the effect of facility fees and hedge instruments, as applicable, of 6.31 percent and 6.35 percent as of such dates. The FIRC credit facility provides for a term of one year at which time the outstanding principal balance will be payable in full, although there are provisions allowing the Company a period of six months to refinance the facility in the event that it is not renewed. The current term of the FIRC credit facility expires on October 15, 1998. The Company presently intends to seek an extension of this arrangement prior to its expiration.

     FIARC COMMERCIAL PAPER FACILITY. The Company has indirect access to the commercial paper market through a commercial paper conduit facility through Enterprise Funding Corporation (Enterprise), a commercial paper conduit administered by NationsBank, N.A. On June 24, 1996, the FIARC commercial paper facility was increased from $50 million to $75 million. Receivables are transferred periodically from the FIRC credit facility to Enterprise through the assignment of an undivided interest in a specified group of receivables. Enterprise issues commercial paper (indirectly secured by the receivables), the proceeds of which are used to repay the FIRC credit facility.

     On October 22, 1996, an existing $75 million commercial paper conduit facility, which was provided by Enterprise to another special-purpose, wholly-owned subsidiary of the Company, FIRC, was terminated and the Company completed a $105 million commercial paper conduit financing through Enterprise. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $105 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .25 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. The commercial paper facility was provided for a term of one year and has been extended to October 20, 1998. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. At April 30, 1997 and 1998, the Company had borrowings of $63,244,131 and $87,203,078, respectively, outstanding under the commercial paper facility at weighted average interest rates, including the effect of program fees, dealer fees and hedge instruments, as applicable, of 6.09 percent and 6.17 percent, respectively. The Company presently intends to seek an extension of this arrangement prior to its expiration.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with VFCC, a commercial paper conduit administered by First Union National Bank, to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 1998, the maximum borrowings available under the facility were $25 million. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .55 percent. In addition, the Company is required to pay periodic facility fees of
 .25 percent on the unused portion of this facility.

     As collections are received on the transferred receivables, they are remitted to a collection account maintained by the collateral agent for the FIACC commercial paper facility. From that account, a portion of the collected funds are distributed to VFCC in an amount equal to the principal reduction required to maintain the 88 percent advance rate and to pay carrying costs and related expenses, with the balance released to the Company. In addition to the 88 percent advance rate, FIACC must maintain a 2 percent cash reserve as additional credit support for the facility.

     The initial term of the FIACC commercial paper facility expires December 21, 1998. If the facility was not extended, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration. At April 30, 1998, there were no outstanding borrowings under this facility.

     WORKING CAPITAL FACILITY. The Company also maintains a $6 million working capital line of credit with NationsBank of Texas, N.A. that is utilized for working capital and general corporate purposes. Borrowings under this facility bear interest at the Company's option of (i) NationsBank's prime lending rate, or (ii) a rate equal to 3.0 percent above the LIBOR rate for the applicable interest period. In addition, the Company is also required to pay period facility fees, as well as an annual agency fee. The facility expires in July 1998. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. In July 1998, the expiration date of the facility was extended to September 30, 1998. The Company presently intends to seek an extension of this arrangement prior to its expiration. At April 30, 1998, there was $2.5 million outstanding under this facility.

     LOAN COVENANTS. The documentation governing these credit facilities contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and the working capital facility or the termination of the commercial paper facilities. Management of the Company believes it was in compliance with all covenants at April 30, 1998.

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

     In August 1997, NationsBank elected not to extend the maturity of the $100 million swap. In September 1997, the Company elected to enter into three swap agreements having an aggregate notional amount of $120 million and fixing the Company's weighted average interest rate at 5.63 percent. Two of these swap agreements, having a notional amount of $90 million, were scheduled to expire in September 1998; while the remaining swap agreement, covering a notional amount of $30 million was scheduled to expire in October 1998. Under each swap agreement, NationsBank had the option of extending the maturity for an additional two years from the initial expiration date.

     On January 14, 1998, the Company elected to terminate the three swap agreements having an aggregate notional amount of $120 million swap in connection with its decision to enter into a swap agreement with NationsBank covering a notional amount of $120 million for an initial term of two years, expiring January 12, 2000. Under this agreement, the Company's interest rate is fixed at 5.565 percent on the $120 million notional amount. NationsBank has the option of extending the maturity to January 14, 2002.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     The temporary differences which give rise to net deferred tax assets are as follows at April 30, 1997 and 1998, respectively:

                                           1997          1998
                                       ------------  ------------
Deferred tax assets
     Allowance for credit losses.....  $    459,562  $    500,660
     Accrued expenses................        80,617        57,251
     Other...........................        34,669       --
                                       ------------  ------------
                                            574,848       557,911
                                       ------------  ------------
Deferred tax liabilities
     Receivables held for
       investment....................       (58,505)      (83,328)
     Deferred costs, net.............      (111,559)      (74,697)
     Interest rate swap..............       (16,908)      --
     Internally developed software...       --           (101,651)
                                       ------------  ------------
                                           (186,972)     (259,676)
                                       ------------  ------------
Net deferred tax assets..............  $    387,876  $    298,235
                                       ============  ============

     The provision (benefit) for income taxes for the years ended April 30, 1996, 1997 and 1998, consists of the following:

                                           1996           1997          1998
                                       -------------  -------------  -----------
Current --
     Federal.........................  $     883,581  $   1,541,900  $   548,343
     State...........................        134,878        203,452       65,787
                                       -------------  -------------  -----------
                                       $   1,018,459  $   1,745,352  $   614,130
                                       =============  =============  ===========
Deferred --
     Federal.........................  $     281,920  $    (409,156) $    89,023
     State...........................         (5,255)      (104,192)         618
                                       -------------  -------------  -----------
                                       $     276,665  $    (513,348) $    89,641
                                       =============  =============  ===========

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 1996, 1997 and 1998.

                                         1996        1997      1998
                                        ------      ------   ---------
Income tax -- statutory rate.........    34.00%      34.00%      34.00%
State income tax, net of federal
benefit..............................     2.28        2.50        2.50
Expenditures deducted for tax,
  capitalized for books..............    (1.99)       --        --
Non-deductible expenses..............     --           .20         .50
Tax free income......................     --          (.20)      (1.10)
Other................................      .21        --           .60
                                        ------      ------   ---------
     Effective income tax rate.......    34.50%      36.50%      36.50%
                                        ======      ======   =========

8.  CREDIT RISKS

     Approximately 43 percent of the Company's receivables by principal balance at April 30, 1998, represent receivables acquired from dealers located in Texas. The economy of Texas is primarily

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

dependent on petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, agribusiness and tourism. Job losses in any or all of these primary economic segments of the Texas economy may result in a significant increase in delinquencies or defaults in the Company's receivable portfolio. While the receivables are secured by vehicles, the Company has recourse to reserve accounts and dealers for losses on certain receivables and the Company has third-party default insurance for receivables originated prior to April 1994, there can be no assurance that such remedies would mitigate additional credit losses.

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

                                               APRIL 30, 1997                    APRIL 30, 1998
                                       -------------------------------   -------------------------------
                                           CARRYING                          CARRYING
                                            AMOUNT         FAIR VALUE         AMOUNT         FAIR VALUE
                                       ----------------   ------------   ----------------   ------------
Financial assets --
     Receivables held for investment,
       net of unamortized premium and
       deferred fees.................  $    115,742,904   $125,637,331   $    136,445,808   $145,829,396
Off-balance sheet instruments --
     Swap agreements.................         --                75,105          --              (152,043)

     The following methods and assumptions were used to estimate the fair value of each category of financial instruments:

     CASH AND SHORT-TERM INVESTMENTS, OTHER RECEIVABLES, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. The carrying amounts approximate fair value because of the short maturity and market interest rates of those instruments.

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

10.  DEFINED CONTRIBUTION PLAN

     Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan (the 401(k)) for its employees. An employee becomes eligible to participate on May 1 or November 1 immediately following the employee's attaining age 21 and completing one year of service. The Company pays the administrative expenses of the 401(k), and at the discretion of the Board of Directors, may make contributions to the 401(k). The Company did not make any contributions to the 401(k) during the fiscal years ended April 30, 1996, 1997 and 1998.

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

     In June 1995, the shareholders approved a new series of preferred stock (New Preferred Stock) with a $1.00 par value, and authorized 1,000,000 shares. As of April 30, 1998, no shares have been issued.

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

     The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of Common Stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.

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

     Effective June 20, 1996, the Compensation Committee granted an option covering 10,000 shares of Common Stock to an officer of the Company. The exercise price of this option is $11.00 per share

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(the fair market value of the Common Stock on the date of grant) and the option is exercisable in cumulative annual increments of 20 percent beginning June 20, 1997.

     Effective July 15, 1997, the Compensation Committee granted options covering a total of 58,000 shares of Common Stock to key employees of the Company. The exercise price of these options are $7.375 per share (the fair market value of the Common Stock on the date of grant) and the options are exercisable in cumulative annual increments of 20 percent beginning on July 15, 1998.

     Effective March 19, 1998, the Compensation Committee granted an option covering 10,000 shares of Common Stock to an officer of the Company. The exercise price of this option is $6.75 per share (the fair market value of the Common Stock on the date of grant) and the option is exercisable in cumulative annual increments of 20 percent beginning on March 19, 1999.

     A summary of the status of the Company's stock option plans for the years ended April 30, 1996, 1997 and 1998 is presented below:

                                                          WEIGHTED
                                                           AVERAGE
                                                          EXERCISE
                                         SHARES UNDER     PRICE PER
                                            OPTION          SHARE
                                         ------------     ---------
Outstanding at April 30, 1996........        70,000        $ 11.00
Granted..............................        10,000        $ 11.00
                                         ------------
Outstanding at April 30, 1997........        80,000        $ 11.00
Granted..............................        68,000        $  7.29
Forfeited............................       (10,000)       $ 11.00
                                         ------------
Outstanding at April 30, 1998........       138,000        $  9.17
                                         ============
Options available for future grants
at April 30, 1998....................       182,000
                                         ============

                                                   FISCAL
                                       -------------------------------
                                         1996       1997       1998
                                       ---------  ---------  ---------
Options exercisable at end of year... 20,000 30,000 38,000 Weighted average exercise price of
options exercisable..................  $   11.00  $   11.00  $   11.00
Weighted average fair value of
options granted......................  $    5.01  $    5.22  $    4.27

                                                                                              WEIGHTED
                                                                                               AVERAGE
              RANGE OF                      WEIGHTED                                          REMAINING
              EXERCISE                      AVERAGE           OPTIONS         OPTIONS        CONTRACTUAL
                PRICE                    EXERCISE PRICE     OUTSTANDING     EXERCISABLE     LIFE IN YEARS
-------------------------------------    --------------     -----------     -----------     -------------
               $11.00                        $11.00            20,000          20,000          (1)
            $6.75-$11.00                     $ 8.86           118,000          18,000             7.23
                                                            -----------     -----------
                                                              138,000          38,000
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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                       FISCAL
                                                     -------------------------------------------
                                                         1996           1997           1998
                                                     -------------  -------------  -------------
Net Income...........................  As Reported   $   2,458,580  $   2,143,351  $   1,224,369
                                         Pro Forma   $   2,367,967  $   2,104,516  $   1,194,946
Basic and Diluted Net Income Per
  Common Share before Redemption of
  Preferred Stock....................  As Reported   $        0.51  $        0.39  $        0.22
                                         Pro Forma   $        0.49  $        0.38  $        0.21
Basic and Diluted Net Income Per
  Common Share after Redemption of
  Preferred Stock....................  As Reported   $        0.47  $        0.39  $        0.22
                                         Pro Forma   $        0.45  $        0.38  $        0.21

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

     The following weighted-average assumptions were used:

                                                 FISCAL
                                          --------------------
                                            1997       1998
                                          ---------  ---------
Risk free interest rate.................       6.43%      6.06%
Expected life of options in years.......         10         10
Expected stock price volatility.........         48%        37%
Expected dividend yield.................          0%         0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

12.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS TO FUND. As of April 30, 1998, the Company had unfunded receivables in process of approximately $1.4 million.

     EMPLOYMENT AGREEMENT. The Company has entered into employment agreements with three key executives, one of which expired on July 15, 1998, with the remaining two expiring in July 2000. Each agreement provides for an annual salary plus the potential to earn an annual cash bonus to be determined by the Compensation Committee of the Board of Directors based on the financial results for the fiscal year then ended. In the event the executive is terminated for any reason other than death, disability, mutual agreement or conduct of a material illegal act, he is entitled to a sum equal to the annual salary for the remaining term of the agreement.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     LEASES. The Company is a party to a lease agreement for office space which began on June 1, 1992, and was amended on October 29, 1993, October 26, 1994, October 10, 1995, and March 1, 1998, to include additional office space. The lease expires on February 28, 2003. The Company also holds equipment under operating leases which expire in fiscal year 1998. Rent expense for office space and other operating leases for the years ended April 30, 1996, 1997 and 1998, was $251,881, $283,463 and $289,257, respectively. Required minimum lease payments for the remaining term of the above leases are:

Year ending April 30-
       1999..........................  $   217,506
       2000..........................      204,063
       2001..........................      193,876
       2002..........................      178,216
       2003..........................      151,797

13.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 1996, 1997 and 1998 are as follows:

                                             FOR THE YEAR ENDED APRIL 30,
                                       ----------------------------------------
                                           1996          1997          1998
                                       ------------  ------------  ------------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share....     4,756,833     5,566,669     5,566,669
  Effect of dilutive stock options...       --                312           628
                                       ------------  ------------  ------------
  Weighted average shares outstanding
     for diluted earnings per
     share...........................     4,756,833     5,566,981     5,567,297
                                       ============  ============  ============

     At April 30, 1998, the Company had 137,372 employee stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.