Form 10-Q
period 1998-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1998-09-14
CIK 948034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _______________ TO __________________

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

                                                  SHARES
                                               OUTSTANDING AT
            CLASS                             AUGUST 28, 1998
       ---------------                     ---------------------
 COMMON STOCK-$.001 PAR VALUE                    5,566,669

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                 JULY 31, 1998

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1998 and
                   July 31, 1998........................        3

                   Consolidated Statements of Operations
                   for the Three Months
                   Ended July 31, 1997 and 1998.........        4

                   Consolidated Statement of
                   Shareholders' Equity for the Three
                   Months Ended July 31, 1998...........        5

                   Consolidated Statements of Cash Flows
                   for the Three Months Ended
                   July 31, 1997 and 1998...............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       10

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       16

           SIGNATURES...................................       16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1998 AND JULY 31, 1998

                                          APRIL 30,        JULY 31,
                                            1998             1998
                                       ---------------  ---------------
                                                          (UNAUDITED)

               ASSETS
            ------------
Receivables Held for Investment,
  net................................  $   139,598,675  $   146,145,010
Cash and Short-Term Investments,
  including restricted cash of
  $3,215,540 and $4,297,145..........        3,698,121        4,346,885
Other Receivables:
     Due from servicer...............       10,229,975        9,274,003
     Accrued interest................        2,057,346        2,286,963
Assets Held for Sale.................        1,219,885        2,009,906
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,016,682        2,673,215
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $846,250 and $962,802......        1,638,947        1,556,366
     Deferred income tax asset,
       net...........................          298,235          352,931
     Federal income tax receivable...          495,280          233,783
                                       ---------------  ---------------
          Total assets...............  $   161,253,146  $   168,879,062
                                       ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Debt:
     Secured credit facilities.......  $   130,813,078  $   137,552,601
     Unsecured credit facilities.....        2,500,000        3,680,000
Other Liabilities:
     Due to dealers..................          241,988          223,724
     Accounts payable and accrued
       liabilities...................        2,317,840        1,837,513
     Current income taxes payable....          219,770          109,771
                                       ---------------  ---------------
          Total liabilities..........      136,092,676      143,403,609
                                       ---------------  ---------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567            5,567
     Additional paid-in capital......       18,464,918       18,464,918
     Retained earnings...............        6,689,985        7,004,968
                                       ---------------  ---------------
          Total shareholders'
          equity.....................       25,160,470       25,475,453
                                       ---------------  ---------------
          Total liabilities and
          shareholders' equity.......  $   161,253,146  $   168,879,062
                                       ===============  ===============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1998
                                  (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED
                                       --------------------------
                                         JULY 31,      JULY 31,
                                           1997          1998
                                       ------------  ------------
Interest Income......................  $  4,853,298  $  5,658,594
Interest Expense.....................     1,819,265     2,224,471
                                       ------------  ------------
          Net interest income........     3,034,033     3,434,123
Provision for Credit Losses..........       711,000       950,000
                                       ------------  ------------
Net Interest Income After Provision
  for Credit Losses..................     2,323,033     2,484,123
                                       ------------  ------------
Other Income:
     Late fees and other.............       179,626       159,603
                                       ------------  ------------
Operating Expenses:
     Servicing fees..................       426,694       505,917
     Salaries and benefits...........       656,159       855,834
     Other...........................       498,629       785,939
                                       ------------  ------------
          Total operating expenses...     1,581,482     2,147,690
                                       ------------  ------------
Income Before Provision for Income
  Taxes..............................       921,177       496,036
                                       ------------  ------------
Provision for Income Taxes:
     Current.........................       421,267       235,749
     Deferred........................       (85,037)      (54,696)
                                       ------------  ------------
          Total provision for income
            taxes....................       336,230       181,053
                                       ------------  ------------
Net Income...........................  $    584,947  $    314,983
                                       ============  ============
Basic and Diluted Net Income per
  Common Share.......................         $0.11         $0.06
                                       ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1998
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN        RETAINED
                                        STOCK       CAPITAL        EARNINGS        TOTAL
                                       -------   --------------  ------------  --------------
Balance, April 30, 1998..............  $5,567    $   18,464,918  $  6,689,985  $   25,160,470
     Net income......................    --            --             314,983         314,983
                                       -------   --------------  ------------  --------------
Balance, July 31, 1998...............  $5,567    $   18,464,918  $  7,004,968  $   25,475,453
                                       =======   ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1998
                                  (UNAUDITED)

                                            1997             1998
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $       584,947  $       314,983
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....          550,497          708,826
          Provision for credit
            losses...................          711,000          950,000
          Charge-offs, net of
            recoveries...............         (629,433)        (947,519)
     (Increase) decrease in:
          Accrued interest
            receivable...............          (62,475)        (229,617)
          Restricted cash............         (430,659)      (1,081,605)
          Deferred financing costs
            and other................         (346,542)         (11,330)
          Funds held under
            reinsurance agreement....          517,525         (656,533)
          Due from servicer..........          467,903          955,972
          Deferred income tax asset,
            net......................          (85,037)         (54,696)
          Federal income tax
            receivable...............        --                 261,497
     Increase (decrease) in:
          Due to dealers.............          (54,991)         (18,264)
          Accounts payable and
            accrued liabilities......         (674,645)        (480,327)
          Current income taxes
            payable..................          312,310         (109,999)
                                       ---------------  ---------------
               Net cash provided by
                 (used in) operating
                 activities..........          860,400         (398,612)
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of receivables.........      (18,316,433)     (22,370,167)
     Principal payments from
       receivables...................       12,426,545       14,427,635
     Purchase of furniture and
       equipment.....................          (22,772)         (11,220)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........       (5,912,660)      (7,953,752)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Secured debt...............       16,179,881       18,544,879
          Unsecured debt.............        --               2,180,000
     Principal payments made on --
          Secured Debt...............      (10,892,272)     (11,805,356)
          Unsecured debt.............        --              (1,000,000)
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........        5,287,609        7,919,523
                                       ---------------  ---------------
Increase (Decrease) in Cash and
  Short-Term Investments.............          235,349         (432,841)
Cash and Short-Term Investments at
  Beginning of Period................        2,416,967          482,581
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $     2,652,316  $        49,740
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     1,843,788  $     2,026,762
          Income taxes...............          108,957           84,251

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1998

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of July 31, 1998, approximately 41 percent of receivables held for investment were located in Texas. The Company currently operates in 19 states.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of July 31, 1998, and the results of its operations for the three months ended July 31, 1997 and 1998, and its cash flows for the three months ended July 31, 1997 and 1998.

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

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders divided by the weighted average number of common shares outstanding. See Note 5.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,        JULY 31,
                                            1998             1998
                                       ---------------  ---------------
Receivables..........................  $   136,445,808  $   142,974,669
Unamortized premium and deferred
  fees...............................        4,351,412        4,371,367
Allowance for credit losses..........       (1,198,545)      (1,201,026)
                                       ---------------  ---------------
     Net receivables.................  $   139,598,675  $   146,145,010
                                       ===============  ===============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At July 31, 1998, the Company had investments in receivables pursuant to the core program with an aggregate principal balance of $141,847,007.

     Activity in the allowance for credit losses for the three months ended July 31, 1998, was as follows:

Balance, beginning of period.........  $  1,198,545
Provision for credit losses..........       950,000
Charge-offs, net of recoveries.......      (947,519)
                                       ------------
Balance, end of period...............  $  1,201,026
                                       ============

     At July 31, 1998, the Company had investments in receivables pursuant to the dealer recourse program with an aggregate principal balance of $1,127,662 and dealer reserves of $214,885.

4.  DEBT

     Borrowings under the F.I.R.C., Inc. (FIRC) credit facility, First Investors Auto Receivables Corporation (FIARC) commercial paper facility and First Investors Auto Capital Corporation (FIACC) commercial paper facility were $33,830,000, $95,202,415 and $8,520,186, respectively, at July 31, 1998, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 6.31 percent, 6.16 percent and 6.52 percent, respectively. The effect of the hedge instrument on the weighted average interest rate is immaterial.

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

     The Company, through its wholly-owned subsidiary, First Investors Financial Services, Inc. (FIFS), also maintains a $6 million working capital facility with NationsBank of Texas, N.A. as agent for the banks party thereto. The purpose of the facility is to support the Company's working capital needs and for other general corporate purposes. Under the terms of the facility, the Company may borrow, repay and reborrow up to the lesser of $6 million or a borrowing base. The initial term of the facility expired on July 10, 1998. In July 1998, the expiration date of the facility was extended to September 30, 1998, and is renewable at the option of the lenders. In the event that the lenders elect not to renew, any borrowings outstanding at maturity will be converted to a term loan which would amortize quarterly in equal increments to fully amortize the balance within one year from the maturity date. At July 31, 1998, there was $3,680,000 outstanding borrowings under this facility.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended July 31, 1997 and 1998, are as follows:

                                            FOR THE THREE MONTHS
                                               ENDED JULY 31,
                                          ------------------------
                                             1997         1998
                                          -----------  -----------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings
     per share..........................    5,566,669    5,566,669
  Effect of dilutive stock options......      --               109
                                          -----------  -----------
  Weighted average shares outstanding
     for diluted earnings
     per share..........................    5,566,669    5,566,778
                                          ===========  ===========

     At July 31, 1998, the Company had 137,891 stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

6.  SUBSEQUENT EVENT

     On September 9, 1998, the Company entered into a definitive agreement to acquire all of the outstanding stock and to repay all intercompany indebtedness of Auto Lenders Acceptance Corporation, a wholly-owned subsidiary of Fortis, Inc. The total value of the transaction is approximately $77.4 million and will be treated as a purchase for accounting purposes. First Union Capital Markets has provided a commitment to finance the acquisition. The transaction is scheduled to be completed in October 1998, subject to customary closing conditions and requisite regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended July 31, 1998, was $314,983, a decrease of 46% from that reported for the comparable period in the preceding year of $584,947. Earnings per common share was $0.06 for the three months ended July 31, 1998, compared to $0.11 per common share for the prior period.

NET INTEREST INCOME

     The continued profitability of the Company during these periods has been achieved by the growth of the receivables portfolio and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                          AS OF OR FOR THE
                                         THREE MONTHS ENDED
                                              JULY 31,
                                       ----------------------
                                          1997        1998
                                       ----------  ----------
Investment in receivables:
     Number..........................      10,989      13,097
     Principal balance...............  $  120,145  $  142,975
     Average principal balance of
       receivables outstanding during
       the three month period........     117,808     139,400

                                        THREE MONTHS ENDED
                                             JULY 31,
                                       --------------------
                                         1997       1998
                                       ---------  ---------
Interest income(1)...................  $   4,853  $   5,658
Interest expense.....................      1,819      2,224
                                       ---------  ---------
     Net interest income.............  $   3,034  $   3,434
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

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                        THREE MONTHS ENDED
                                             JULY 31,
                                       --------------------
                                         1997       1998
                                       ---------  ---------
Effective yield on receivables(1)....       16.5%      16.2%
Average cost of debt(2)..............        6.3        6.6
                                       ---------  ---------
Net interest spread(3)...............       10.2%       9.6%
                                       =========  =========
Net interest margin(4)...............       10.3%       9.9%
                                       =========  =========

------------

(1) Represents interest income as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on receivables less average cost of debt.

(4) Represents net interest income as a percentage of average receivables outstanding.

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months ended July 31, 1998 to $3.4 million from $3.0 million for the comparable period in the preceding year. Net interest income in 1998 represents an increase of 13% from the same period in 1997.

     Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                               THREE MONTHS ENDED
                                              JULY 31, 1997 TO 1998
                                        ---------------------------------
                                          INCREASE DUE TO
                                             CHANGE IN
                                        --------------------
                                         AVERAGE
                                        PRINCIPAL    AVERAGE    TOTAL NET
                                         AMOUNT       RATE      INCREASE
                                        ---------    -------    ---------
Interest income......................     $ 889      $   (84)      $ 805
Interest expense.....................       307           98         405
                                        ---------    -------    --------
Net interest income..................     $ 582      $  (182)      $ 400
                                        =========    =======    ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998 AND 1997 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for the 1998 period increased to $5,658 compared with $4,853 for the comparable period in 1997 and reflects an increase of 17%. The increase in interest income is due to an increase in the average principal balance of receivables held of 18% from the 1997 to 1998 comparable period. The increase in average principal balance of receivables held for the three months ended offset a .3% decline in the effective yield realized on the receivables from the 1997 to 1998 comparable period. Management attributes the decrease in yield to a reduction in financing fees paid by dealers and an increase in the percentage of receivables on which rate participation is paid to dealers as incentive to utilize the Company's financing programs.

     INTEREST EXPENSE. Interest expense in 1998 increased to $2,224 as compared to $1,819 in 1997. The increase of 22% was due to an increase in the weighted average borrowings outstanding of 17%. The weighted average cost of debt increased .3% for the three month period.

     NET INTEREST INCOME. Net interest income increased to $3,434 in 1998, an increase of 13%. The increase resulted from the growth of the receivables portfolio which offset a decline of .6% in the net interest spread over the prior year period.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1998 increased to $950 as compared to $711 in 1997. The increase was the result of the growth of the Company's receivables portfolio, an increase in charge-offs and the continued strategy of maintaining loan loss reserves as a percentage of total loans.

     LATE FEES AND OTHER INCOME. Other income decreased to $160 in 1998 from $180 in 1997. Other income primarily represents interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fee expenses increased to $506 in 1998 from $427 in 1997. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the growth in the number of receivables serviced, which increased by 2,108 from 1997 to 1998.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased to $856 in 1998 from $656 in 1997. The increase was due to higher salary levels per employee and an expansion of the Company's operations.

     OTHER EXPENSES. Other expenses increased to $786 in 1998 from $499 in 1997. The overall increase was primarily due to an overall expansion of the Company's asset base and an increase in the volume of applications for credit processed by the Company in the 1998 period versus the comparable period.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1998, income before provision for income taxes decreased to $496 or 46% from the comparable period in 1997. This change was a result of the increase in net interest income after provision for credit losses of $161 offset by an increase in operating expenses of $566.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company funds the purchase price of the receivables through the use of a $55 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current FIRC credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. The Company paid $22.4 million for receivables acquired for the three months ended July 31, 1998, compared to $18.3 million paid in the comparable 1997 period. Receivables that have accumulated in the FIRC credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $105 million to fund the Company's investment in the receivables portfolio.

     On October 22, 1996, the Company entered into a $105 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by NationsBank, N.A.. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). It replaced an existing $75 million commercial paper conduit facility which was provided by Enterprise Funding to FIRC. Credit enhancement for the new $105 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. Credit enhancement for the replaced $75 million facility was provided by an Auto Loan Protection Insurance ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary. The ALPI policy continues to provide credit enhancement for the $55 million FIRC credit facility.

     Receivables originally purchased by the Company are financed with borrowings under the FIRC credit facility. Once a sufficient amount of receivables have been accumulated, the receivables are transferred from FIRC to FIARC with advances under the FIARC commercial paper facility used to repay borrowings under the FIRC credit facility. Once receivables are transferred to the FIARC subsidiary and pledged as collateral for commercial paper borrowings, the ALPI policy with respect to the transferred receivables is cancelled with any unearned premiums returned to FIRC. FIARC may borrow up to 90% of the face amount of the receivables being transferred. In addition, a cash reserve equal to 1% of the outstanding borrowings under the FIARC commercial paper facility must be maintained in a reserve account for the benefit of the creditors and surety bond provider.

     The current term of the FIRC credit facility expires on October 15, 1998, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the

Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of the facility has been extended on seven occasions since its inception in October 1992. The FIARC commercial paper facility was provided for a term of one year and has been extended to October 20, 1998. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Management considers its relationship with all of the Company's lenders to be satisfactory and has no reason to believe either the FIRC credit facility or the FIARC commercial paper facility will not be renewed.

     On January 1, 1998, the Company entered into a $25 million commercial paper conduit financing through Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Capital Corporation ("FIACC") to fund the acquisition of additional receivables generated under certain of the Company's financing programs.

     FIACC acquires receivables from the Company and may borrow up to 88% of the face amount of receivables which are pledged as collateral for the commercial paper borrowings. In addition, a cash reserve equal to 2% of the outstanding borrowings under the FIACC commercial paper facility must be maintained in a reserve account for the benefit of the creditors.

     The initial term of the FIACC commercial paper facility expires on December 31, 1998. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility.

     Substantially all of the Company's receivables are pledged to collateralize the credit facilities.

     In addition to the $185 million in currently available debt facilities utilized to fund the acquisition of receivables, the Company also maintains a $6 million working capital line of credit to be used for working capital and general corporate purposes. The facility expired on July 10, 1998 and was extended to September 30, 1998. If the lenders elect not to renew, any outstandings will be amortized over a one year period. There was $3.7 million outstanding under this facility at July 31, 1998.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolio. The Company received such payments in the amount of $20.8 million and $17.9 million for the three months ended July 31, 1998 and 1997, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the three months ended, the Company required net cash flow of $7.9 million in 1998 and $5.9 million in 1997 (cash required to acquire receivables net of principal payments on receivables) to fund the growth of its receivables portfolio.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. As of July 31, 1998 the Company was party to a swap agreement with NationsBank of Texas, N.A. pursuant to which the Company's interest rate is fixed at 5.565% on a notional amount of $120 million. The swap agreement expires on January 12, 2000 and may be extended to January 14, 2002 at the option of NationsBank. This swap was entered into on January 12, 1998 and replaced three existing swaps having an aggregate notional amount of $120 million and fixing the Company's weighted average interest rate at 5.63%. Two of these swap agreements having a notional amount of $90 million were set to expire in September, 1998; while, the remaining swap, having a notional amount of $30 million, was scheduled to expire in October, 1998. The expiration of each swap could have been extended for an additional two years from the initial expiration date at the option of NationsBank.

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

                                                          JULY 31,
                                       -----------------------------------------------
                                               1997                      1998
                                       ---------------------     ---------------------
                                       RECEIVABLES   RESERVE     RECEIVABLES   RESERVE
                                         BALANCE     BALANCE       BALANCE     BALANCE
                                       -----------   -------     -----------   -------
Core Program:
     Insured by third party
       insurer.......................   $   1,685    $ --         $     534    $ --
     Other receivables(1)............     115,201     1,264 (3)     141,313     1,201 (3)
Participating Program(2).............       3,259       280 (4)       1,128       215 (4)
                                       -----------               -----------
                                        $ 120,145                 $ 142,975
                                       ===========               ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                   1.1 %                     0.9 %
Dealer reserves as a percentage of
  participating program
  receivables........................                   8.6 %                    19.1 %

------------

(1) Represents receivables reinsured by Company's insurance affiliate or receivables on which no credit loss insurance exists.

(2) The dealer retains credit risk for a period of time. When the dealer's participation is terminated, a portion of the reserve account is released to the dealer and the balance is retained to fund credit losses until all receivables are paid in full.

(3) Represents the balance of the Company's allowance for credit losses.

(4) Represents the balance of the dealer reserve accounts.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     Under the core program, the Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the FIARC and FIACC commercial paper facilities do not carry default insurance. A provision for credit losses of $950,000 has been recorded for the three months ended July 31,

1998, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of receivables acquired by the Company (dollars in thousands):

                                            AS OF OR FOR THE THREE MONTHS ENDED JULY 31,
                                        ----------------------------------------------------
                                                 1997                         1998
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
Delinquent amount outstanding:
     30 - 59 days....................      216         $ 3,134          223         $ 3,081
     60 - 89 days....................       66             975           67             930
     90 days or more.................      115           1,872          107           1,708
                                           ---        ---------         ---        ---------
Total delinquencies..................      397         $ 5,981          397         $ 5,719
                                           ===        =========         ===        =========
Total delinquencies as a percentage
  of outstanding receivables.........      3.5%            3.6%         2.9%            2.8%
Net charge-offs as a percentage of
  average receivables outstanding
  during the
  period(2)(3).......................     --               2.2%        --               2.7%

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

SUBSEQUENT EVENT

     On September 9, 1998, the Company entered into a definitive agreement to acquire all of the outstanding stock and to repay all intercompany indebtedness of Auto Lenders Acceptance Corporation, a wholly-owned subsidiary of Fortis, Inc. The total value of the transaction is approximately $77.4 million and will be treated as a purchase for accounting purposes. First Union Capital Markets has provided a commitment to finance the acquisition. The transaction is scheduled to be completed in October 1998, subject to customary closing conditions and requisite regulatory approvals.

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

                                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                (Registrant)

Date:  September 9, 1998         By: /s/ TOMMY A. MOORE, JR.
                                         TOMMY A. MOORE, JR.
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  September 9, 1998         By: /s/ BENNIE H. DUCK
                                         BENNIE H. DUCK
                                         SECRETARY, TREASURER AND CHIEF
                                          FINANCIAL OFFICER