Form 10-Q
period 1998-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1998-12-15
CIK 948034

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO _________________

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

                                                    SHARES
                                                 OUTSTANDING AT
             CLASS                              NOVEMBER 30, 1998
          ----------                         ----------------------
 COMMON STOCK-$.001 PAR VALUE                       5,566,669

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                OCTOBER 31, 1998

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1998 and
                   October 31, 1998.....................        3

                   Consolidated Statements of Operations
                   for the Three Months
                   and Six Months Ended October 31, 1997
                   and 1998.............................        4

                   Consolidated Statement of
                   Shareholders' Equity for the Six
                   Months Ended October 31, 1998........        5

                   Consolidated Statements of Cash Flows
                   for the Six Months Ended
                   October 31, 1997 and 1998............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       13

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       22

           SIGNATURES...................................       22

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1998 AND OCTOBER 31, 1998


                                          APRIL 30,       OCTOBER 31,
                                            1998              1998
                                       ---------------    ------------
                                                          (UNAUDITED)
               ASSETS
             ----------
Receivables Held for Investment,
  net................................  $   139,598,675    $159,169,248
Receivables Acquired for Investment,
  net................................        --             53,184,766
Investment in Trust Certificates.....        --             13,522,314
Cash and Short-Term Investments,
  including restricted cash of
  $3,215,540 and $6,834,004..........        3,698,121      12,381,743
Other Receivables:
     Due from servicer...............       10,229,975      12,632,862
     Accrued interest................        2,057,346       2,594,189
Assets Held for Sale.................        1,219,885       1,992,394
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,016,682       2,155,463
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $846,250 and $1,204,285....        1,638,947       4,751,887
     Deferred income tax asset,
       net...........................          298,235         452,138
     Federal income tax receivable...          495,280         --
                                       ---------------    ------------
          Total assets...............  $   161,253,146    $262,837,004
                                       ===============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Debt:
     Secured credit facilities.......  $   130,813,078    $154,139,443
     Unsecured credit facility.......        2,500,000       4,500,000
     Acquisition term facility.......        --             74,420,743
Other Liabilities:
     Due to dealers..................          241,988         216,501
     Accounts payable and accrued
       liabilities...................        2,317,840       3,497,503
     Current income taxes payable....          219,770         198,483
                                       ---------------    ------------
          Total liabilities..........      136,092,676     236,972,673
                                       ---------------    ------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        6,689,985       7,393,846
                                       ---------------    ------------
          Total shareholders'
          equity.....................       25,160,470      25,864,331
                                       ---------------    ------------
          Total liabilities and
          shareholders' equity.......  $   161,253,146    $262,837,004
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1997 AND 1998
                                  (UNAUDITED)


                                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                              OCTOBER 31,                  OCTOBER 31,
                                       --------------------------  ----------------------------
                                           1997          1998          1997           1998
                                       ------------  ------------  ------------  --------------
Interest Income......................  $  4,951,665  $  7,258,254  $  9,804,962  $   12,916,847
Interest Expense.....................     1,940,003     3,191,169     3,759,268       5,415,639
                                       ------------  ------------  ------------  --------------
          Net interest income........     3,011,662     4,067,085     6,045,694       7,501,208
Provision for Credit Losses..........       628,276     1,200,000     1,339,276       2,150,000
                                       ------------  ------------  ------------  --------------
Net Interest Income After Provision
  for Credit Losses..................     2,383,386     2,867,085     4,706,418       5,351,208
                                       ------------  ------------  ------------  --------------
Other Income:
     Servicing.......................       --            246,005       --              246,005
     Late fees and other.............       126,412       203,322       306,039         362,925
                                       ------------  ------------  ------------  --------------
          Total other income.........       126,412       449,327       306,039         608,930
                                       ------------  ------------  ------------  --------------
Operating Expenses:
     Servicing fees..................       446,997       573,844       873,692       1,079,762
     Salaries and benefits...........       609,743     1,129,191     1,265,902       1,985,025
     Other...........................       618,744     1,000,971     1,117,373       1,786,909
                                       ------------  ------------  ------------  --------------
          Total operating expenses...     1,675,484     2,704,006     3,256,967       4,851,696
                                       ------------  ------------  ------------  --------------
Income Before Provision for Income
  Taxes..............................       834,314       612,406     1,755,490       1,108,442
                                       ------------  ------------  ------------  --------------
Provision for Income Taxes:
     Current.........................       211,522       322,735       632,788         558,484
     Deferred........................        93,003       (99,207)        7,966        (153,903)
                                       ------------  ------------  ------------  --------------
          Total provision for income
            taxes....................       304,525       223,528       640,754         404,581
                                       ------------  ------------  ------------  --------------
Net Income...........................  $    529,789  $    388,878  $  1,114,736  $      703,861
                                       ============  ============  ============  ==============
Basic and Diluted Net Income per
  Common Share.......................         $0.10         $0.07         $0.20           $0.13
                                       ============  ============  ============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1998
                                  (UNAUDITED)


                                                   ADDITIONAL
                                       COMMON       PAID-IN        RETAINED
                                        STOCK       CAPITAL        EARNINGS        TOTAL
                                       -------   --------------  ------------  --------------
Balance, April 30, 1998..............  $5,567    $   18,464,918  $  6,689,985  $   25,160,470
     Net income......................    --            --             703,861         703,861
                                       -------   --------------  ------------  --------------
Balance, October 31, 1998............  $5,567    $   18,464,918  $  7,393,846  $   25,864,331
                                       =======   ==============  ============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1998
                                  (UNAUDITED)

                                            1997             1998
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $     1,114,736  $       703,861
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....        1,125,270        1,561,095
          Provision for credit
            losses...................        1,339,276        2,150,000
          Charge-offs, net of
            recoveries...............       (1,266,424)      (2,036,247)
     (Increase) decrease in, net of
       effects from the acquisition
       of a business:
          Accrued interest
            receivable...............         (138,448)        (536,843)
          Restricted cash............           73,884          508,380
          Deferred financing costs
            and other................         (176,054)      (1,076,152)
          Funds held under
            reinsurance agreement....          907,474         (138,781)
          Due from servicer..........        1,305,129       (2,402,887)
          Deferred income tax asset,
            net......................            7,966         (153,903)
          Federal income tax
            receivable...............        --                 495,280
     Increase (decrease) in, net of
       effects from the acquisition
       of a business:
          Due to dealers.............          (71,262)         (25,487)
          Accounts payable and
            accrued liabilities......         (919,124)         321,467
          Current income taxes
            payable..................          (91,168)         (21,287)
                                       ---------------  ---------------
               Net cash provided by
                 (used in) operating
                 activities..........        3,211,255         (651,504)
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of receivables held for
       investment....................      (35,214,648)     (52,489,514)
     Principal payments from
       receivables held for
       investment....................       23,825,530       30,806,592
     Principal payments from
       receivables acquired for
       investment....................        --               1,830,764
     Principal payments from trust
       certificates..................        --               2,744,510
     Acquisition of a business, net
       of cash acquired..............        --             (76,887,410)
     Purchase of furniture and
       equipment.....................          (47,885)         (35,387)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........      (11,437,003)     (94,030,445)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Secured debt...............       29,430,783       47,802,788
          Unsecured debt.............        --               6,500,000
          Acquisition debt...........        --              75,000,000
     Principal payments made on --
          Secured Debt...............      (22,969,710)     (24,476,423)
          Unsecured debt.............        --              (4,500,000)
          Acquisition debt...........        --                (579,257)
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........        6,461,073       99,747,108
                                       ---------------  ---------------
Increase (Decrease) in Cash and
  Short-Term Investments.............       (1,764,675)       5,065,159
Cash and Short-Term Investments at
  Beginning of Period................        2,416,967          482,580
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $       652,292  $     5,547,739
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     3,754,048  $     4,328,251
          Income taxes...............          723,048           84,491


              The accompanying notes are an integral part of these
                       consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1997 AND 1998

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of October 31, 1998, approximately 41 percent of receivables held for investment were located in Texas. The Company currently originates loans from dealerships located in 23 states.

     On October 2, 1998, the Company completed the acquisition of Auto Lenders Acceptance Corporation (ALAC) from Fortis, Inc. Headquartered in Atlanta, Georgia, ALAC is engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value of receivables held on its balance sheet for investment, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 30 states.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of October 31, 1998, and the results of its operations for the three months and six months ended October 31, 1997 and 1998, and its cash flows for the six months ended October 31, 1997 and 1998.

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

     RECEIVABLES ACQUIRED FOR INVESTMENT. In connection with loans that were acquired in a portfolio purchase or in connection with the acquisition activities of loan originators, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the loan's contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


amount, representing the excess of the loan's expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.

     Over the life of the loan, the Company continues to estimate expected cash flows. The Company evaluates whether the present value of any decrease in the loan's actual or expected cash flows should be recorded as a loss contingency for the loan. For any material increases, the Company adjusts the amount of accretable yield by reclassification from nonaccretable difference. The Company then adjusts the amount of periodic accretion over the loan's remaining life.

     INVESTMENT IN TRUST CERTIFICATE. Through the acquisition of ALAC, the Company obtained interests in two securitizations of automobile receivables. Automobile receivables were transferred to a trust (ALAC Automobile Receivables Trust), which issued notes and certificates representing undivided ownership interests in the trusts. The Company owns trust certificates and interest-only residuals from each of these trusts which are classified as Investment in Trust Certificates. Additionally, the Company owns spread accounts held by the trustee for the benefit of the trust's noteholders. Such amounts are classified as Restricted Cash.

     Trust certificates are interests in the securitized receivables which are subordinated to the noteholders interests. These certificates represent a credit enhancement in order for the securitization to achieve a specific rating from the credit rating agencies.

     Interest-only residuals result from excess cash flows of the securitizations. Interest-only residuals are computed as the differential between the weighted average interest rate earned on the automobile receivables securitized and the rate paid to the noteholders and certificateholders, net of contractual servicing fees to be paid to the Company. The resulting differential represents an asset in the period in which the automobile receivables are securitized equal to the present value of estimated future excess interest cash flows adjusted for anticipated prepayments and losses.

     Trust certificates and interest-only residuals are valued as the present value of expected future cash flows using discount rates that the Company expects to yield. These discount rates are the result of the purchase price of the interests and the expected future cash flows. Interests are recorded at amortized cost. If actual cash flows are less than expected cash flows, the Company will write down the values of the interests. If actual cash flows exceed expected cash flows, additional yield will be recognized on a prospective basis.

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders divided by the weighted average number of common shares outstanding. See Note 6.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,        OCTOBER 31,
                                            1998               1998
                                       ---------------     ------------
Receivables..........................  $   136,445,808     $155,871,135
Unamortized premium and deferred
  fees...............................        4,351,412        4,610,411
Allowance for credit losses..........       (1,198,545)      (1,312,298)
                                       ---------------     ------------
     Net receivables.................  $   139,598,675     $159,169,248
                                       ===============     ============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At October 31, 1998, the Company had investments in receivables pursuant to the core program with an aggregate principal balance of $154,939,635.

     Activity in the allowance for credit losses for the six months ended October 31, 1998, was as follows:

Balance, beginning of period.........  $    1,198,545
Provision for credit losses..........       2,150,000
Charge-offs, net of recoveries.......      (2,036,247)
                                       --------------
Balance, end of period...............  $    1,312,298
                                       ==============

     At October 31, 1998, the Company had investments in receivables pursuant to the dealer recourse program with an aggregate principal balance of $931,500 and dealer reserves of $215,621.

4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of October 31, 1998:

Contractual payments receivable from
  Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality........................  $    90,042,146
Nonaccretable difference................      (22,879,052)
Accretable yield........................      (13,978,328)
                                          ---------------
Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net...................  $    53,184,766
                                          ===============

     The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

                                            ACCRETABLE       NONACCRETABLE
                                              YIELD           DIFFERENCE
                                           ------------      -------------
Balance at July 31, 1998................   $    --           $    --
     Additions..........................     14,804,026         24,680,631
     Accretion..........................       (825,698)          --
     Eliminations.......................        --              (1,801,579)
                                           ------------      -------------
Balance at October 31, 1998.............   $ 13,978,328      $  22,879,052
                                           ============      =============

5.  DEBT

     Borrowings under the F.I.R.C., Inc. (FIRC) credit facility, First Investors Auto Receivables Corporation (FIARC) commercial paper facility and First Investors Auto Capital Corporation (FIACC) commercial paper facility were $53,900,000, $84,553,421 and $15,686,022, respectively, at October 31, 1998, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 6.25 percent, 6.23 percent and 5.84 percent, respectively. The effect of the hedge instrument on the weighted average interest rate is immaterial.

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


the Company may borrow, repay and reborrow up to the lesser of $6 million or a borrowing base. The current term of the facility expires on February 5, 1999, and is renewable at the option of the lenders. In the event that the lenders elect not to renew, any borrowings outstanding at maturity will be converted to a term loan which would amortize quarterly in equal increments to fully amortize the balance within one year from the maturity date. At October 31, 1998, there was $4,500,000 outstanding borrowings under this facility.

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

     On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (FIFS Acquisition), entered into a $75 million bridge financing facility with Variable Funding Capital Corporation (VFCC), an affiliate of First Union National Bank, to finance the Company's acquisition of ALAC. Contemporaneously with the Company's purchase of ALAC, ALAC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by ALAC as of the acquisition date, (ii) ALAC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by ALAC; and, (iii) certain other financial assets, including charged-off accounts owned by ALAC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35 percent and expires on April 2, 1999. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay ALAC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, 1 percent of the servicing fee paid to ALAC is also utilized to reduce principal outstanding on the indebtedness. Following the repayment of all outstanding indebtedness, additional terms of the financing contemplate that VFCC will be entitled to a portion of any remaining cash flow generated by the remaining receivables with the remaining net cash flow being retained by the Company.

     The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with change in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements.

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 30, 2002 while Swap B has a final maturity of February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B.

6.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and six months ended October 31, 1997 and 1998, are as follows:

                                            FOR THE THREE MONTHS    FOR THE SIX MONTHS ENDED
                                             ENDED OCTOBER 31,            OCTOBER 31,
                                          ------------------------  ------------------------
                                             1997         1998         1997         1998
                                          -----------  -----------  -----------  -----------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share.......    5,566,669    5,566,669    5,566,669    5,566,669
  Effect of dilutive stock options......        2,450      --             1,225           54
                                          -----------  -----------  -----------  -----------
  Weighted average shares outstanding
     for diluted earnings per share.....    5,569,119    5,566,669    5,567,894    5,566,723
                                          ===========  ===========  ===========  ===========

     For the three months and six months ended October 31, 1998, the Company had 138,000 and 137,946, respectively, of stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

7.  BUSINESS COMBINATIONS

     On October 2, 1998, the Company acquired all of the outstanding stock of ALAC, a Delaware corporation and wholly-owned subsidiary of Fortis, Inc., for an approximate purchase price of $74.8 million. ALAC's principal business activity is the purchasing and servicing of retail automobile sales contracts. The transaction was treated as a purchase for accounting purposes and results of operations are included in the financial statements beginning on October 2, 1998. The book value of the assets exceeded the purchase price by $8.5 million and as such a discount has been recorded in the Receivables Acquired for Investment. The resulting discount, net of expenses, is being accreted over the remaining life of the portfolio. The allocation of the purchase price is based on preliminary estimates of fair values and may be revised at a later date.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In conjunction with the acquisition, liabilities were assumed as follows:

Receivables acquired for
investment...........................  $    55,015,531
Investment in trust certificates.....       16,266,824
Fixed assets and other...............        7,463,251
Cash paid, net of cash acquired......      (76,887,410)
                                       ---------------
Liabilities assumed..................  $     1,858,196
                                       ===============

     The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined business. In preparing the pro forma data, adjustments have been made to (a) increase the yield on Receivables Acquired for Investment based on discounted purchase price, (b) increase interest expense for the financing of the acquisition, (c) eliminate intercompany costs, (d) eliminate costs incurred in preparation of the sale of ALAC and (e) adjust the federal and state income tax provisions based on the combined operations.


                                          FOR THE SIX MONTHS ENDED OCTOBER
                                                        31,
                                          --------------------------------
                                               1998             1997
                                          ---------------  ---------------
                                            (UNAUDITED)      (UNAUDITED)
Interest Income.........................  $    25,561,595  $    24,640,581
Net Loss................................  $      (464,758) $      (399,850)
Basic and Diluted Net Loss per common
  share.................................  $         (0.08) $         (0.07)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended October 31, 1998, was $388,878, a decrease of 27% from that reported for the comparable period in the preceding year of $529,789. Net income for the six months ended October 31, 1998, was $703,861, a decrease of 37% from that reported for the comparable period in the preceding year of $1,114,736. Earnings per common share was $0.07 for the three months ended October 31, 1998, compared to $0.10 per common share for the prior period. Earnings per common share was $0.13 for the six months ended October 31, 1998, compared to $0.20 per common share for the prior period.

NET INTEREST INCOME

     The continued profitability of the Company during these periods has been achieved by the growth of the receivables portfolio and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                          AS OF OR FOR THE
                                          SIX MONTHS ENDED
                                            OCTOBER 31,
                                       ----------------------
                                          1997        1998
                                       ----------  ----------
Receivables Held for Investment:
     Number..........................      11,338      14,089
     Principal balance...............  $  123,299  $  155,871
     Average principal balance of
       receivables outstanding during
       the six month period..........     119,796     144,014
     Average principal balance of
       receivables outstanding during
       the three month period........     121,898     148,337
Receivables Acquired for Investment:
     Number..........................      --           5,877
     Principal balance...............      --      $   63,990
Receivables Managed:(1)
     Number..........................      --           7,729
     Principal balance...............      --      $   77,283

------------

(1) Represents receivables previously owned by ALAC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                     OCTOBER 31,           OCTOBER 31,
                                 --------------------  --------------------
                                   1997      1998(2)     1997      1998(2)
                                 ---------  ---------  ---------  ---------
Interest income(1).............  $   4,952  $   7,258  $   9,805  $  12,917
Interest expense...............      1,940      3,191      3,759      5,416
                                 ---------  ---------  ---------  ---------
     Net interest income.......  $   3,012  $   4,067  $   6,046  $   7,501
                                 =========  =========  =========  =========

------------

(1) Amounts shown are net of amortization of premium and deferred fees.

(2) The Receivables Acquired for Investment contributed $1,173 to interest income, $798 to interest expense and $375 to net interest income to the results for the three months and six months period.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                        OCTOBER 31,           OCTOBER 31,
                                    --------------------  --------------------
                                      1997       1998       1997       1998
                                    ---------  ---------  ---------  ---------
Receivables Held for Investment:
     Effective yield on
       receivables(1).............       16.2%      16.4%      16.4%      16.3%
     Average cost of debt(2)......        6.5        6.7        6.5        6.6
                                    ---------  ---------  ---------  ---------
     Net interest spread(3).......        9.7%       9.7%       9.9%       9.7%
                                    =========  =========  =========  =========
     Net interest margin(4).......        9.9%      10.0%      10.1%       9.9%
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

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months and six months ended October 31, 1998 to $4.1 and $7.5 million from $3.0 and $6.0 million for the comparable periods in the preceding year. Net interest income in 1998 represents increases of 35% and 24% from the same periods in 1997.

     Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           OCTOBER 31, 1997 TO 1998             OCTOBER 31, 1997 TO 1998
                                       ---------------------------------    ---------------------------------
                                         INCREASE DUE TO                      INCREASE DUE TO
                                            CHANGE IN                            CHANGE IN
                                       --------------------                 --------------------
                                        AVERAGE                              AVERAGE
                                       PRINCIPAL    AVERAGE    TOTAL NET    PRINCIPAL    AVERAGE    TOTAL NET
                                        AMOUNT       RATE      INCREASE      AMOUNT       RATE      INCREASE
                                       ---------    -------    ---------    ---------    -------    ---------
Receivables Held for Investment:
     Interest income.................   $ 1,074      $  59      $ 1,133      $ 1,982     $  (44 )    $ 1,938
     Interest expense................       413         40          453          734        124          858
                                       ---------    -------    ---------    ---------    -------    ---------
     Net interest income.............   $   661      $  19      $   680      $ 1,248     $ (168 )    $ 1,080
                                       =========    =======    =========    =========    =======    =========

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997 (DOLLARS IN
THOUSANDS)

     INTEREST INCOME Interest income for the 1998 periods increased to $7,258 and $12,917 compared with $4,952 and $9,805 for the comparable periods in 1997 which reflects an increase of 47% and 32%. The increase in interest income is due to (i) an increase in the average principal balance of receivables held for investment of 22% and 20% from the 1997 to 1998 comparable periods; and, (ii) the contribution to interest income made by the receivables acquired for investment and the trust certificates acquired pursuant to the ALAC acquisition. In addition, the interest income during the three month period was positively influenced by a .2% increase in the effective yield. During the six month period, the effective yield declined by .1%, which partially offset the increase in average receivables held for investment. Management attributes the increase in yield during the three month period to a decrease in the percentage of receivables on which rate participation is paid to dealers as incentive to utilize the Company's financing programs.

     INTEREST EXPENSE. Interest expense in 1998 increased to $3,191 and $5,416 as compared to $1,940 and $3,759 in 1997. The increase of 64% and 44% was due to
(i) an increse of 21% and 20% in the weighted average borrowings outstanding under secured credit facilities; and, (ii) interest expense associated with the $75 million acquisition facility including projected deferred financing costs related to the excess cash flow sharing arrangement with VFCC. Weighted average cost of debt for secured credit facilities increased .2% and .1% for the three and six month periods and a result of a higher level of facility utilization.

     NET INTEREST INCOME. Net interest income increased to $4,067 and $7,501, an increase of 35% and 24%. The increase resulted primarily from (i) the growth in receivables held for investment and, (ii) contributions to interest income from the receivables acquired for investment and trust certificates. In addition, during the three month period, an increase in effective yield on receivables held for investment offset the increase in the average cost of debt, thereby maintaining a net interest spread of 9.7% over the 1998 and 1997 periods. During the six month period, a combination of a .1% decline in effective yield and an increase in the average cost of debt resulted in a .2% decline in net interest spread.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1998 increased to $1,200 and $2,150 as compared to $628 and $1,339 in 1997. The increase was the result of the growth of the Company's Receivables Held for Investment portfolio and the related increase in net charge-offs.

     SERVICING INCOME. Represents servicing income received on loan receivables previously sold by ALAC in connection with two asset securitization transactions. Under these transactions, ALAC, as servicer, is entitled to receive a fee of 3% on the outstanding balance of the principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer. For the period from October 2, 1998 to October 31, 1998, servicing income totaled $246.

     LATE FEES AND OTHER INCOME. Late fees and other income increased to $203 and $363 in 1998 from $126 and $306 in 1997 which primarily represents late fees collected from customers on past due accounts and interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fee expenses increased to $574 and $1,080 in 1998 from $447 and $874 in 1997. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the growth in the number of receivables serviced in the Receivables Held for Investment portfolio, which increased by 2,751 from 1997 to 1998.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs increased to $1,129 and $1,985 in 1998 from $610 and $1,266 in 1997. The increase is a result of (i) expansion of the Company's operation as a result of an increase in its receivables portfolio and expansion of its geographic territory; and, (ii) an increase in staffing levels as a result of the acquisition of ALAC. As of October 31, the Company had 139 employees as compared to 66 as of April 30, 1998.

     OTHER EXPENSES. Other expenses increased to $1,001 and $1,787 in 1998 from $619 and $1,117 in 1997. The increase is a result of (i) an expansion of the Company's asset base and an increase in the volume of applications for credit processed by the Company in the 1998 period versus the comparable period; and,
(ii) operating costs associated with the acquired company which were not applicable to the prior year period.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1998, income before provision for income taxes decreased to $612 and $1,108 or 27% and 37% from the comparable period in 1997. This change was a result of the increase in net interest income after provision for credit losses of $484 and $645 offset by an increase in operating expenses of $1,029 and $1,595.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company funds the purchase price of the receivables through the use of a $55 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current FIRC credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. The Company paid $30.1 million and $52.5 million for receivables acquired for the three months and six months ended October 31, 1998, compared to $16.9 million and $35.2 million paid in the comparable 1997 periods. Receivables that have accumulated in the FIRC credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $105 million to fund the Company's investment in the receivables portfolio. Credit enhancement for the warehouse lenders is provided by an Auto Loan Protection ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary.

     The Company utilizes a $105 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by NationsBank, N.A. as its primary source of permanent financing for receivables held for investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancement for the $105 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation.

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

     The current term of the FIRC credit facility expires on April 15, 1999, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of the facility has been extended on eight occasions since its inception in October 1992. The FIARC commercial paper facility was provided for a term of one year and has been extended to February 18, 1999. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Management considers its relationship with all of the

Company's lenders to be satisfactory and has no reason to believe either the FIRC credit facility or the FIARC commercial paper facility will not be renewed.

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

     In addition to the $185 million in currently available debt facilities utilized to fund the acquisition of receivables, the Company also maintains a $6 million working capital line of credit to be used for working capital and general corporate purposes. The facility expires on February 5, 1999. If the lenders elect not to renew, any outstandings will be amortized over a one year period. There was $4.5 million outstanding under this facility at October 31, 1998.

     On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (FIFS Acquisition), entered into a $75 million bridge financing facility with Variable Funding Capital Corporation (VFCC), an affiliate of First Union National Bank, to finance the Company's acquisition of ALAC. Contemporaneously with the Company's purchase of ALAC, ALAC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by ALAC as of the acquisition date, (ii) ALAC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by ALAC; and, (iii) certain other financial assets, including charged-off accounts owned by ALAC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35% and expires on April 2, 1999. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay ALAC a servicing fee in the amount of 3% on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, 1% of the servicing fee paid to ALAC is also utilized to reduce principal outstanding on the indebtedness. Following the repayment of all outstanding indebtedness, additional terms of the financing contemplate that VFCC will be entitled to a portion of any remaining cash flow generated by the remaining receivables with the remaining net cash flow being retained by the Company.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolios. The Company received such payments in the amount of $41.9 million and $35.8 million for the six months ended October 31, 1998 and 1997, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the six months ended, the Company required net cash flow of $21.7 million in 1998 and $11.4 million in 1997 (cash required to acquire receivables net of principal payments on receivables) to fund the growth of its receivables portfolio.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. As of October 31, 1998 the Company was party to a swap agreement with NationsBank of Texas, N.A. pursuant to which the Company's interest rate is fixed at 5.565% on a notional amount of $120 million. The swap agreement expires on January 12, 2000 and may be extended to January 14, 2002 at the option of NationsBank. This swap was entered into on January 12, 1998 and replaced three existing swaps having an aggregate notional amount of $120 million and fixing the Company's weighted average interest rate at 5.63%. Two of these swap agreements having a notional amount of $90 million were set to expire in September, 1998; while the remaining swap, having a notional amount of $30 million, was scheduled to expire in October, 1998. The expiration of each swap could have been extended for an additional two years from the initial expiration date at the option of NationsBank.

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's interest rate is fixed at 4.81%; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the Company's interest rate is fixed at 5.50%. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 20, 2002 while Swap B has a final maturity of February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81% on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6% on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B.

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

                                                         OCTOBER 31,
                                       -----------------------------------------------
                                               1997                      1998
                                       ---------------------     ---------------------
                                       RECEIVABLES   RESERVE     RECEIVABLES   RESERVE
                                         BALANCE     BALANCE       BALANCE     BALANCE
                                       -----------   -------     -----------   -------
Receivables Held for Investment:
Core Program:
     Insured by third party
       insurer.......................   $   1,202    $ --         $     333    $ --
     Other receivables(1)............     119,518     1,255 (3)     154,607     1,312 (3)
Participating Program(2).............       2,579       267 (4)         931       216 (4)
                                       -----------               -----------
                                        $ 123,299                 $ 155,871
                                       ===========               ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                   1.1 %                     0.9 %
Dealer reserves as a percentage of
  participating program
  receivables........................                  10.4 %                    23.1 %

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

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of October 31, 1998, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 25.4%. The nonaccretable portion represents, at acquisition, the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     Under the core program, the Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the FIARC and FIACC commercial paper facilities do not carry default insurance. A provision for credit losses of $1,200,000 and $2,150,000 has been recorded for the three months and six months ended October 31, 1998, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                           AS OF OR FOR THE SIX MONTHS ENDED OCTOBER 31,
                                        ----------------------------------------------------
                                                 1997                         1998
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
Receivables Held for Investment:
Delinquent amount outstanding:
     30 - 59 days....................      247         $ 3,557          255         $ 3,363
     60 - 89 days....................       79           1,229           57             932
     90 days or more.................      129           1,932          100           1,501
                                           ---        ---------         ---        ---------
Total delinquencies..................      455         $ 6,718          412         $ 5,796
                                           ===        =========         ===        =========
Total delinquencies as a percentage
  of outstanding receivables.........      3.8%            3.9%         2.7%            2.6%
Net charge-offs as a percentage of
  average receivables outstanding
  during the
  period(2)(3).......................     --               2.2%        --               2.8%

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

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment was 4.0% as of October 31, 1998.

YEAR 2000 ISSUE

     The "Year 2000" issues involves computer programs and applications that were written using two digits (instead of four) to describe the applicable year. As the century date approaches, date-sensitive systems may recognize the Year 2000 as the year 1900, or not at all. The inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. Failure to successfully modify such programs and applications to be Year 2000 compliant may have a material adverse impact on the Company. Exposure arises not only from potential consequences (e.g., business interruption) of certain of the Company's own applications not being Year 2000 compliant, but also from non-compliance by significant customers, vendors or other significant parties the Company does business with (counterparties). Management has made inquiries of the software vendors of the major applications the Company uses in-house and has received assertions, and in some cases contractual representations, from each that such programs are currently Year 2000 compliant. Management has also made inquiries of significant counterparties with which the Company does business as to their state of readiness in addressing the Year 2000 issue. In the case of the Company, these counterparties consist primarily of (i) a group of financial institutions upon which the Company relies on for receipt and distribution of cash collections on its receivables portfolios and certain other cash management and treasury functions; and, (ii) GE Capital, which serves as servicing and collection agent on the Company's portfolio of receivables held for investment. At present, the Company does not believe these counterparties to be Year 2000 compliant, but has received assurances from each that significant resources have been dedicated to insuring that their systems will be modified or replaced prior to the Year 2000 in order to address any exposure areas. There can be no assurance, however, that such systems are or will be Year 2000 compliant or that such counterparties would not have a material adverse affect from other systems upon which they rely. The Company's contingency plans regarding the Year 2000 issue include continuing to communicate with its significant counterparties and software vendors and assessing the potential impact upon the Company of the Year 2000 issue in the event that the counterparties' operations are adversely affected and taking the necessary steps as deemed appropriate to successfully address any exposure areas. In addition, the Company intends to test its most critical applications to assure Year 2000 readiness beyond the assurances given by the software vendors. For each primary counterparty upon which the Company relies, there are alternative providers of such services in the marketplace including, in certain instances, the capability for the Company to perform those functions in-house on systems that are Year 2000 compliant. At this point, management does not believe that the cost to the Company to address any Year 2000 issue is material in that the majority of the compliance cost will be the responsibility of its significant counterparties.

FORWARD LOOKING INFORMATION

     Statements and financial discussion and anlysis included in this report that are not historical are considered to be forward-looking in nature. Forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from anticipated results. Specific factors that could cause such differences include unexpected fluctuations in market interest rates; changes in economic conditions; or increases or changes in the competition for loans. Although the Company believes that the expectations reflected in the forward-looking statements presented herein are reasonable, it can give no assurance that such expectations will prove to be correct.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      10.51  --  Loan and Security Agreement dated as of October 2, 1998 between Variable Funding Capital Corporation, Auto Lenders Acceptance Corporation, ALAC Receivables Corp. and FIFS Acquisition Funding Company, L.L.C.
         10.52  --  Custodial Agreement dated as of October 2, 1998 among
                    Variable Funding Capital Corporation, Norwest Bank Minnesota, NA, and Auto Lenders Acceptance Corporation.
         10.53  --  Contract Purchase Agreement dated as of October 2, 1998 by and between Auto Lenders Acceptance Corporation and FIFS Acquisition Funding Company, L.L.C.
         10.54  --  NIM Collateral Purchase Agreement dated as of
                    October 2, 1998 by and between Auto Lenders Acceptance Corporation, ALAC Receivables Corporation and FIFS Acquisition Funding Company, L.L.C.

(b) Current Report on Form 8-K dated October 2, 1998, reporting the Company's acquisition of all of the outstanding common stock of Auto Lenders Acceptance Corporation, was filed on October 19, 1998. Amendment No. 1 to Current Report on Form 8-K was filed on December 14, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                  (Registrant)

Date:  December 15, 1998         By: /s/ TOMMY A. MOORE, JR.
                                         TOMMY A. MOORE, JR.
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  December 15, 1998         By: /s/ BENNIE H. DUCK
                                         BENNIE H. DUCK
                                SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER