Form 10-Q
period 1999-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1999-03-16
CIK 948034

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

                                               SHARES
                                           OUTSTANDING AT
             CLASS                          MARCH 1, 1999
             -----                          -------------
 COMMON STOCK-$.001 PAR VALUE                 5,566,669

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                JANUARY 31, 1999

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------

PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1998 and
                   January 31, 1999.....................        3

                   Consolidated Statements of Operations
                   for the Three Months
                   and Nine Months Ended January 31,
                   1998 and 1999........................        4

                   Consolidated Statement of
                   Shareholders' Equity for the Nine
                   Months Ended January 31, 1999........        5

                   Consolidated Statements of Cash Flows
                   for the Nine Months Ended
                   January 31, 1998 and 1999............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       13

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       22

           SIGNATURES...................................       22

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1998 AND JANUARY 31, 1999

                                          APRIL 30,       JANUARY 31,
                                            1998              1999
                                       ---------------    ------------
                                                          (UNAUDITED)

               ASSETS
Receivables Held for Investment,
  net................................  $   139,598,675    $170,120,058
Receivables Acquired for Investment,
  net................................        --             47,849,014
Investment in Trust Certificates.....        --             13,030,613
Cash and Short-Term Investments,
  including restricted cash of
  $3,215,540 and $9,255,440..........        3,698,121      12,865,549
Other Receivables:
     Due from servicer...............       10,229,975      11,880,313
     Accrued interest................        2,057,346       2,764,833
Assets Held for Sale.................        1,219,885       1,942,028
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,016,682       2,533,790
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $846,250 and $1,385,761....        1,638,947       4,845,160
     Deferred income tax asset,
       net...........................          298,235         664,052
     Federal income tax receivable...          495,280         --
                                       ---------------    ------------
          Total assets...............  $   161,253,146    $268,495,410
                                       ===============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Secured credit facilities.......  $   130,813,078    $165,023,787
     Unsecured credit facility.......        2,500,000       5,585,000
     Acquisition term facility.......        --             65,449,331
Other Liabilities:
     Due to dealers..................          241,988         216,711
     Accounts payable and accrued
       liabilities...................        2,317,840       5,336,989
     Current income taxes payable....          219,770         434,543
                                       ---------------    ------------
          Total liabilities..........      136,092,676     242,046,361
                                       ---------------    ------------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        6,689,985       7,978,564
                                       ---------------    ------------
          Total shareholders'
            equity...................       25,160,470      26,449,049
                                       ---------------    ------------
          Total liabilities and
            shareholders' equity.....  $   161,253,146    $268,495,410
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 AND 1999
                                  (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                              JANUARY 31,                   JANUARY 31,
                                       --------------------------  ------------------------------
                                           1998          1999           1998            1999
                                       ------------  ------------  --------------  --------------
Interest Income......................  $  5,073,243  $  9,688,287  $   14,878,206  $   22,605,135
Interest Expense.....................     2,052,530     4,449,019       5,811,799       9,864,658
                                       ------------  ------------  --------------  --------------
          Net interest income........     3,020,713     5,239,268       9,066,407      12,740,477
Provision for Credit Losses..........     1,070,000     1,115,000       2,409,276       3,265,000
                                       ------------  ------------  --------------  --------------
Net Interest Income After Provision
  for Credit Losses..................     1,950,713     4,124,268       6,657,131       9,475,477
                                       ------------  ------------  --------------  --------------
Other Income:
     Servicing.......................            --       474,918              --         720,922
     Late fees and other.............       148,879       241,764         454,918         604,690
                                       ------------  ------------  --------------  --------------
          Total other income.........       148,879       716,682         454,918       1,325,612
                                       ------------  ------------  --------------  --------------
Operating Expenses:
     Servicing fees..................       468,906       602,165       1,342,598       1,681,927
     Salaries and benefits...........       616,341     1,908,905       1,882,242       3,893,930
     Other...........................       617,959     1,409,064       1,735,332       3,195,974
                                       ------------  ------------  --------------  --------------
          Total operating expenses...     1,703,206     3,920,134       4,960,172       8,771,831
                                       ------------  ------------  --------------  --------------
Income Before Provision for Income
  Taxes..............................       396,386       920,816       2,151,877       2,029,258
                                       ------------  ------------  --------------  --------------
Provision for Income Taxes:
     Current.........................       204,724       548,012         837,512       1,106,496
     Deferred........................       (60,043)     (211,914)        (52,077)       (365,817)
                                       ------------  ------------  --------------  --------------
          Total provision for income
            taxes....................       144,681       336,098         785,435         740,679
                                       ------------  ------------  --------------  --------------
Net Income...........................  $    251,705  $    584,718  $    1,366,442  $    1,288,579
                                       ============  ============  ==============  ==============
Basic and Diluted Net Income per
  Common Share.......................         $0.05         $0.11           $0.25           $0.23
                                       ============  ============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1999
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN        RETAINED
                                        STOCK       CAPITAL        EARNINGS        TOTAL
                                       -------   --------------  ------------  --------------
Balance, April 30, 1998..............  $ 5,567   $   18,464,918  $  6,689,985  $   25,160,470
     Net income......................    --            --           1,288,579       1,288,579
                                       -------   --------------  ------------  --------------
Balance, January 31, 1999............  $ 5,567   $   18,464,918  $  7,978,564  $   26,449,049
                                       =======   ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1999
                                  (UNAUDITED)

                                            1998             1999
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $     1,366,442  $     1,288,579
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....        1,725,386        2,387,142
          Provision for credit
            losses...................        2,409,276        3,265,000
          Charge-offs, net of
            recoveries...............       (2,275,540)      (3,048,492)
     (Increase) decrease in, net of
       effects from the acquisition
       of a business:
          Accrued interest
            receivable...............         (217,003)        (707,487)
          Restricted cash............          575,015       (1,913,057)
          Deferred financing costs
            and other................         (349,234)      (1,168,219)
          Funds held under
            reinsurance agreement....          424,947         (517,108)
          Due from servicer..........       (1,135,954)      (1,650,338)
          Deferred income tax asset,
            net......................          (52,077)        (365,817)
          Federal income tax
            receivable...............        --                 495,280
     Increase (decrease) in, net of
       effects from the acquisition
       of a business:
          Due to dealers.............          (84,683)         (25,277)
          Accounts payable and
            accrued liabilities......         (714,778)       2,160,953
          Current income taxes
            payable..................           73,556          214,773
                                       ---------------  ---------------
               Net cash provided by
                 operating
                 activities..........        1,745,353          415,932
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of receivables held for
       investment....................      (53,862,332)     (80,651,221)
     Principal payments from
       receivables held for
       investment....................       38,365,894       47,309,013
     Principal payments from
       receivables acquired for
       investment....................        --               7,166,517
     Principal payments from trust
       certificates..................        --               3,236,211
     Acquisition of a business, net
       of cash acquired..............        --             (76,887,410)
     Purchase of furniture and
       equipment.....................          (59,577)        (206,554)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........      (15,556,015)    (100,033,444)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Secured debt...............       47,413,736       74,144,320
          Unsecured debt.............        --              14,535,000
          Acquisition debt...........        --              75,000,000
     Principal payments made on --
          Secured Debt...............      (35,101,643)     (39,933,611)
          Unsecured debt.............        --             (11,450,000)
          Acquisition debt...........        --              (9,550,669)
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........       12,312,093      102,745,040
                                       ---------------  ---------------
Increase (Decrease) in Cash and
  Short-Term Investments.............       (1,498,569)       3,127,528
Cash and Short-Term Investments at
  Beginning of Period................        2,416,967          482,581
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $       918,398  $     3,610,109
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     5,824,400  $     8,509,052
          Income taxes...............          763,956          396,443

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1998 AND 1999

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of January 31, 1999, approximately 38 percent of receivables held for investment were located in Texas. The Company currently originates loans from dealerships located in 24 states.

     On October 2, 1998, the Company completed the acquisition of Auto Lenders Acceptance Corporation (ALAC) from Fortis, Inc. Headquartered in Atlanta, Georgia, ALAC is engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables held for investment, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 18 states on a Receivables Acquired for Investment and Receivables Managed Portfolio of $124.2 million.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of January 31, 1999, and the results of its operations for the three months and nine months ended January 31, 1998 and 1999, and its cash flows for the nine months ended January 31, 1998 and 1999.

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

     Certain reclassifications have been made to the 1998 amounts to conform with the 1999 presentation.

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

payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan's expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.

     Over the life of the loan, the Company continues to estimate expected cash flows. The Company evaluates whether the present value of any decrease in the loan's actual or expected cash flows should be recorded as a loss provision for the loan. For any material increases in estimated cash flows, the Company adjusts the amount of accretable yield by reclassification from nonaccretable difference. The Company then adjusts the amount of periodic accretion over the loan's remaining life.

     INVESTMENT IN TRUST CERTIFICATES. Through the acquisition of ALAC, the Company obtained interests in two securitizations of automobile receivables. Automobile receivables were transferred to a trust (ALAC Automobile Receivables Trust), which issued notes and certificates representing undivided ownership interests in the trusts. The Company owns trust certificates and interest-only residuals from each of these trusts which are classified as Investment in Trust Certificates. Additionally, the Company owns spread accounts held by the trustee for the benefit of the trust's noteholders. Such amounts are classified as Restricted Cash.

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

     Trust certificates and interest-only residuals are valued at the present value of expected future cash flows using discount rates that the Company expects to yield. These discount rates are the result of the purchase price of the interests and the expected future cash flows. Interests are recorded at amortized cost. If actual cash flows are less than expected cash flows, the Company will write down the value of the interests. If actual cash flows exceed expected cash flows, additional yield will be recognized on a prospective basis.

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders divided by the weighted average number of common shares outstanding. See Note 6.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,       JANUARY 31,
                                            1998             1999
                                       ---------------  ---------------
Receivables..........................  $   136,445,808  $   166,769,092
Unamortized premium and deferred
  fees...............................        4,351,412        4,766,019
Allowance for credit losses..........       (1,198,545)      (1,415,053)
                                       ---------------  ---------------
     Net receivables.................  $   139,598,675  $   170,120,058
                                       ===============  ===============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At January 31, 1999, the Company had investments in receivables pursuant to the core program with an aggregate principal balance of $166,076,340.

     Activity in the allowance for credit losses for the nine months ended January 31, 1999, was as follows:

Balance, beginning of period.........  $    1,198,545
Provision for credit losses..........       3,265,000
Charge-offs, net of recoveries.......      (3,048,492)
                                       --------------
Balance, end of period...............  $    1,415,053
                                       ==============

     At January 31, 1999, the Company had investments in receivables pursuant to the dealer recourse program with an aggregate principal balance of $692,752 and dealer reserves of $215,907.

4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of January 31, 1999:

Contractual payments receivable from
  Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality........................  $    82,029,007
Nonaccretable difference................      (20,899,555)
Accretable yield........................      (13,280,438)
                                          ---------------
Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net...................  $    47,849,014
                                          ===============

     The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

                                            ACCRETABLE       NONACCRETABLE
                                              YIELD           DIFFERENCE
                                           ------------      -------------
Balance at April 30, 1998...............   $    --           $    --
     Additions..........................     16,650,533         26,345,112
     Accretion..........................     (3,370,095)          --
     Eliminations.......................        --              (5,445,557)
                                           ------------      -------------
Balance at January 31, 1999.............   $ 13,280,438      $  20,899,555
                                           ============      =============

5.  DEBT

     Borrowings under the F.I.R.C., Inc. (FIRC) credit facility, First Investors Auto Receivables Corporation (FIARC) commercial paper facility and First Investors Auto Capital Corporation (FIACC) commercial paper facility were $58,200,000, $83,970,270 and $22,853,517, respectively, at January 31, 1999, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 5.87 percent, 5.80 percent and 5.31 percent, respectively. The effect of the hedge instrument on the weighted average interest rate is immaterial.

     The primary source of initial acquisition financing for receivables has been primarily provided through a $55 million warehouse credit facility agented by NationsBank of Texas, N.A. As of January 25, 1999, the facility was increased by $10 million to $65 million and the final maturity extended to October 15, 1999.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company, through its wholly-owned subsidiary, First Investors Financial Services, Inc. (FIFS), also maintains a working capital facility with NationsBank of Texas, N.A. as agent for the banks party thereto. As of January 25, 1999, the working capital facility was increased from $6 million to $10 million. The purpose of the facility is to support the Company's working capital needs and for other general corporate purposes including credit enhancement on its commercial paper conduit facilities. Under the terms of the facility, the Company may borrow, repay and reborrow up to the lesser of $10 million or a borrowing base. The current term of the $10 million facility expires on October 15, 1999, and is renewable at the option of the lenders. In the event that the lenders elect not to renew, any borrowings outstanding at maturity will be converted to a term loan which would amortize quarterly in equal increments to fully amortize the balance within one year from the maturity date. At January 31, 1999, there was $5,585,000 outstanding borrowings under this facility.

     The document governing the working capital facility contains numerous covenants governing the Company's business, the observance of certain covenants and other matters. The Company serves as a guarantor of the indebtedness which is additionally secured by the pledge of the outstanding stock of FIFS and three of FIFS' primary subsidiaries. Under the terms of the guaranty, the Company is prohibited from paying dividends to shareholders without the consent of the banks.

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

market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 30, 2002 while Swap B has a final maturity of February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B.

6.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and nine months ended January 31, 1998 and 1999, are as follows:

                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                             ENDED JANUARY 31,         ENDED JANUARY 31,
                                          ------------------------  ------------------------
                                             1998         1999         1998         1999
                                          -----------  -----------  -----------  -----------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share.......    5,566,669    5,566,669    5,566,669    5,566,669
  Effect of dilutive stock options......      --           --               817           36
                                          -----------  -----------  -----------  -----------
  Weighted average shares outstanding
     for diluted earnings per share.....    5,566,669    5,566,669    5,567,486    5,566,705
                                          ===========  ===========  ===========  ===========

     For the three months and nine months ended January 31, 1999, the Company had 138,000 and 137,964, respectively, of stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

     In conjunction with the acquisition, liabilities were assumed as follows:

Receivables acquired for
  investment.........................  $    55,015,531
Investment in trust certificates.....       16,266,824
Fixed assets and other...............        7,463,251
Cash paid, net of cash acquired......      (76,887,410)
                                       ---------------
Liabilities assumed..................  $     1,858,196
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

                                             FOR THE NINE MONTHS ENDED
                                                    JANUARY 31,
                                          --------------------------------
                                               1998             1999
                                          ---------------  ---------------
                                            (UNAUDITED)      (UNAUDITED)
Interest Income.........................  $    37,925,677  $    34,912,367
Net Loss................................  $    (1,832,410) $       (94,247)
Basic and Diluted Net Loss per common
  share.................................  $         (0.33) $         (0.02)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended January 31, 1999, was $584,718, an increase of 132% from that reported for the comparable period in the preceding year of $251,705. Net income for the nine months ended January 31, 1999, was $1,288,579, a decrease of 6% from that reported for the comparable period in the preceding year of $1,366,442. Earnings per common share was $0.11 for the three months ended January 31, 1999, compared to $0.05 per common share for the comparable period in the preceding year. Earnings per common share was $0.23 for the nine months ended January 31, 1999, compared to $0.25 per common share for the comparable period in the preceding year.

NET INTEREST INCOME

     The continued profitability of the Company during these periods has been achieved by the growth of the receivables portfolio and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                          AS OF OR FOR THE
                                         NINE MONTHS ENDED
                                            JANUARY 31,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
Receivables Held for Investment:
     Number..........................      11,840      14,990
     Principal balance...............  $  128,250  $  166,769
     Average principal balance of
       receivables outstanding during
       the nine month period.........     121,755     149,827
     Average principal balance of
       receivables outstanding during
       the three month period........     125,546     161,438
Receivables Acquired for Investment:
     Number..........................      --           5,418
     Principal balance...............      --      $   56,697
Receivables Managed:(1)
     Number..........................      --           7,119
     Principal balance...............      --      $   67,481
------------
(1) Represents receivables previously owned by ALAC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables.

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         JANUARY 31,           JANUARY 31,
                                     --------------------  --------------------
                                       1998      1999(2)     1998      1999(2)
                                     ---------  ---------  ---------  ---------
Interest income(1).................  $   5,073  $   9,688  $  14,878  $  22,605
Interest expense...................      2,052      4,449      5,812      9,865
                                     ---------  ---------  ---------  ---------
     Net interest income...........  $   3,021  $   5,239  $   9,066  $  12,740
                                     =========  =========  =========  =========
------------
(1) Amounts shown are net of amortization of premium and deferred fees.

(2) The Receivables Acquired for Investment contributed $3,109 and $4,282 to interest income, $1,841 and $2,639 to interest expense and $1,268 and $1,643 to net interest income, to the results for the three months and nine months ended, respectively.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         JANUARY 31,           JANUARY 31,
                                     --------------------  --------------------
                                       1998       1999       1998       1999
                                     ---------  ---------  ---------  ---------
Receivables Held for Investment:
     Effective yield on
       receivables(1)..............       16.1%      16.3%      16.3%      16.3%
     Average cost of debt(2).......        6.7        6.5        6.5        6.6
                                     ---------  ---------  ---------  ---------
     Net interest spread(3)........        9.4%       9.8%       9.8%       9.7%
                                     =========  =========  =========  =========
     Net interest margin(4)........        9.6%       9.8%       9.9%       9.9%
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

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months and nine months ended January 31, 1999 to $5.2 and $12.7 million from $3.0 and $9.1 million for the comparable periods in the preceding year. Net interest income in 1999 represents increases of 73% and 41% from the same periods in 1998.

     Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                           JANUARY 31, 1998 TO 1999             JANUARY 31, 1998 TO 1999
                                       ---------------------------------    ---------------------------------
                                         INCREASE DUE TO                      INCREASE DUE TO
                                            CHANGE IN                            CHANGE IN
                                       --------------------                 --------------------
                                        AVERAGE                              AVERAGE
                                       PRINCIPAL    AVERAGE    TOTAL NET    PRINCIPAL    AVERAGE    TOTAL NET
                                        AMOUNT       RATE      INCREASE      AMOUNT       RATE      INCREASE
                                       ---------    -------    ---------    ---------    -------    ---------
Receivables Held for Investment:
     Interest income.................   $ 1,450      $  56      $ 1,506      $ 3,431      $  14      $ 3,445
     Interest expense................       636        (80)         556        1,354         60        1,414
                                       ---------    -------    ---------    ---------    -------    ---------
     Net interest income.............   $   814      $ 136      $   950      $ 2,077      $ (46)     $ 2,031
                                       =========    =======    =========    =========    =======    =========

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1999 AND 1998 (DOLLARS IN THOUSANDS)

     INTEREST INCOME Interest income for the 1999 periods increased to $9,688 and $22,605 compared with $5,073 and $14,878 for the comparable periods in 1998 which reflects an increase of 91% and 52%. The increase in interest income is due to (i) an increase in the average principal balance of receivables held for investment of 29% and 23% from the 1998 to 1999 comparable periods; and, (ii) the contribution to interest income made by the receivables acquired for investment and the trust certificates acquired pursuant to the ALAC acquisition. In addition, the interest income during the three month period was positively influenced by a .2% increase in the effective yield. During the nine month period, the effective yield remained flat. Management attributes the increase in yield during the three month period to a decrease in the percentage of receivables on which rate participation is paid to dealers as incentive to utilize the Company's financing programs.

     INTEREST EXPENSE. Interest expense in 1999 increased to $4,449 and $9,865 as compared to $2,052 and $5,812 in 1998. The increase of 117% and 70% was due to (i) an increase of 31% and 23% in the weighted average borrowings outstanding under secured credit facilities; and, (ii) interest expense associated with the $75 million acquisition facility including projected deferred financing costs related to the excess cash flow sharing arrangement with VFCC. Weighted average cost of debt for secured credit facilities decreased .2% and increased .1% for the three and nine month periods as a result of a higher level of facility utilization which was partially offset by lower market rates.

     NET INTEREST INCOME. Net interest income increased to $5,239 and $12,740, an increase of 73% and 41%. The increase resulted primarily from (i) the growth in receivables held for investment and, (ii) contributions to interest income from the receivables acquired for investment and trust certificates. In addition, during the three month period, an increase in effective yield on receivables held for investment combined with the decrease in the average cost of debt, increased net interest spread .4% over the 1998 period. During the nine month period, a combination of a flat effective yield and an increase in the average cost of debt resulted in a .1% decline in net interest spread.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1999 increased to $1,115 and $3,265 as compared to $1,070 and $2,409 in 1998. The increase was the result of the growth of the Company's Receivables Held for Investment portfolio and the related increase in net charge-offs.

     SERVICING INCOME. Represents servicing income received on loan receivables previously sold by ALAC in connection with two asset securitization transactions. Under these transactions, ALAC, as servicer, is entitled to receive a fee of 3% on the outstanding balance of the principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer. During the three month and nine month periods, servicing income was $475 and $721.

     LATE FEES AND OTHER INCOME. Late fees and other income increased to $242 and $605 in 1999 from $149 and $455 in 1998 which primarily represents late fees collected from customers on past due accounts and interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fee expenses increased to $602 and $1,682 in 1999 from $469 and $1,343 in 1998. Servicing fees consist primarily of fees paid by the Company to General Electric Credit Corporation with which the Company has a servicing relationship on its receivables held for investment. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the growth in the number of receivables serviced in the Receivables Held for Investment portfolio, which increased by 3,150 from 1998 to 1999.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs increased to $1,909 and $3,894 in 1999 from $616 and $1,882 in 1998. The increase is a result of (i) expansion of the Company's operation as a result of an increase in its receivables portfolio and expansion of its geographic territory; and, (ii) an increase in staffing levels as a result of the acquisition of ALAC. As of January 31, 1999, the Company had 147 employees as compared to 66 as of April 30, 1998.

     OTHER EXPENSES. Other expenses increased to $1,409 and $3,196 in 1999 from $618 and $1,735 in 1998. The increase is a result of (i) an expansion of the Company's asset base and an increase in the volume of applications for credit processed by the Company in the 1999 period versus the comparable period; and, (ii) operating costs associated with the acquired company which were not applicable to the prior year period.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1999, income before provision for income taxes increased to $921 and decreased to $2,029 or an increase of 132% and a decrease of 6% from the comparable periods in 1998. This change was a result of the increase in net interest income after provision for credit losses of $2,174 and $2,818 offset by an increase in operating expenses of $2,217 and $3,812.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $28.2 million and $80.7 million for receivables acquired for the three months and nine months ended January 31, 1999 compared to $18.6 million and $53.9 million paid in the comparable 1998 periods.

     The Company funds the purchase price of the receivables through the use of a $65 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current FIRC credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. Receivables that have accumulated in the FIRC credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $105 million to fund the Company's investment in the receivables portfolio. Credit enhancement for the warehouse lenders is provided by an Auto Loan Protection ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary.

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

     The current term of the FIRC credit facility expires on October 15, 1999, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of the facility has been extended on eight occasions since its inception in

October 1992. The FIARC commercial paper facility was provided for a term of one year and has been extended to March 18, 1999. Currently the Company is in negotiations to extend the term of the facility for an additional year and increase the maximum facility amount to $130 million to accommodate anticipated receivables growth. Approval is subject only to completion of final documentation and rating agency approval. Management believes that the increase and extension will occur with no material change to the existing pricing and structure. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility.

     The Company also maintains a $25 million commercial paper conduit financing through Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Capital Corporation ("FIACC") to fund the acquisition of additional receivables generated under certain of the Company's financing programs.

     FIACC acquires receivables from the Company and may borrow up to 88% of the face amount of receivables which are pledged as collateral for the commercial paper borrowings. In addition, a cash reserve equal to 2% of the outstanding borrowings under the FIACC commercial paper facility must be maintained in a reserve account for the benefit of the creditors.

     The current term of the FIACC commercial paper facility expires on December 31, 1999. If the facility is not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility.

     In addition to the $195 million in currently available debt facilities utilized to fund the acquisition of receivables, the Company also maintains a $10 million working capital facility to be used for working capital and general corporate purposes. As of January 25, 1999, the working capital facility was increased to $10 million and expires on October 15, 1999. If the lenders elect not to renew, any outstandings will be amortized over a one year period. There was $5.6 million outstanding under this facility at January 31, 1999.

     On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC ("FIFS Acquisition"), entered into a $75 million bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of ALAC. Contemporaneously with the Company's purchase of ALAC, ALAC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by ALAC as of the acquisition date, (ii) ALAC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by ALAC; and, (iii) certain other financial assets, including charged-off accounts owned by ALAC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35%. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay ALAC a servicing fee in the amount of 3% on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, 1% of the servicing fee paid to ALAC is also utilized to reduce principal outstanding on the indebtedness. The bridge facility expires on April 2, 1999. The Company is currently negotiating a term loan facility with VFCC which will refinance the bridge facility and amortize the remaining outstanding indebtedness over a period corresponding to the remaining life of the underlying receivables and trust certificates. The Company anticipates no material change in pricing or repayment terms from those governing the bridge facility. It is anticipated however, that under the terms of the refinancing, VFCC will be entitled to receive a portion of any remaining cash flows generated by the pledged receivables after repayment of all outstanding indebtedness. To the extent that the facility is not finalized prior to the expiration date, the Company intends to seek a short-term extension to allow for the completion of the term financing. The Company has no reason to believe that an agreement with VFCC will not grant such an extension or that an agreement to refinance the bridge cannot be reached prior to the then final maturity of the bridge facility. If the facility was not extended, the remaining outstanding balance would be due at maturity.

     Substantially all of the Company's receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company's lenders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolios. The Company received such payments in the amount of $63.7 million and $53.3 million for the nine months ended January 31, 1999 and 1998, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the nine months ended, the Company required net cash flow of $33.3 million in 1999 and $15.5 million in 1998 (cash required to acquire receivables held for investment net of principal payments on receivables) to fund the growth of its receivables portfolio.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. As of January 31, 1999, the Company was party to a swap agreement with NationsBank of Texas, N.A. pursuant to which the Company's interest rate is fixed at 5.565% on a notional amount of $120 million. The swap agreement expires on January 12, 2000 and may be extended to January 14, 2002 at the option of NationsBank. This swap was entered into on January 12, 1998 and replaced three existing swaps having an aggregate notional amount of $120 million and fixing the Company's weighted average interest rate at 5.63%. Two of these swap agreements having a notional amount of $90 million were set to expire in September, 1998; while the remaining swap, having a notional amount of $30 million, was scheduled to expire in October, 1998. The expiration of each swap could have been extended for an additional two years from the initial expiration date at the option of NationsBank.

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

                                                         JANUARY 31,
                                       -----------------------------------------------
                                               1998                      1999
                                       ---------------------     ---------------------
                                       RECEIVABLES   RESERVE     RECEIVABLES   RESERVE
                                         BALANCE     BALANCE       BALANCE     BALANCE
                                       -----------   -------     -----------   -------
Receivables Held for Investment:
Core Program:
     Insured by third party
       insurer.......................   $     980    $ --         $     319    $ --
     Other receivables(1)............     125,278     1,316 (3)     165,757     1,415 (3)
Participating Program(2).............       1,992       256 (4)         693       216 (4)
                                       -----------               -----------
                                        $ 128,250                 $ 166,769
                                       ===========               ===========
Allowance for credit losses as a
  percentage of other
  receivables(1).....................                   1.1 %                     0.9 %
Dealer reserves as a percentage of
  participating program
  receivables........................                  12.9 %                    31.2 %

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

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of January 31, 1999, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 25.5%. The nonaccretable portion represents, at acquisition, the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     Under the core program, the Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the FIARC and FIACC commercial paper facilities do not carry default insurance. A provision for credit losses of $1,115,000 and $3,265,000 has been recorded for the three months and nine months ended January 31, 1999, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                           AS OF OR FOR THE NINE MONTHS ENDED JANUARY 31,
                                        ----------------------------------------------------
                                                 1998                         1999
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
Receivables Held for Investment:
Delinquent amount outstanding:
     30 - 59 days....................      251         $ 3,687          390         $ 5,030
     60 - 89 days....................       96           1,400          104           1,346
     90 days or more.................      169           2,627           98           1,482
                                           ---        ---------         ---        ---------
Total delinquencies..................      516         $ 7,714          592         $ 7,858
                                           ===        =========         ===        =========
Total delinquencies as a percentage
  of outstanding receivables.........      4.2%            4.3%         3.6%            3.3%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period(2)(3)............     --               2.6%        --               2.7%

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

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Receivables Managed was 5.9% as of January 31, 1999.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

     10.55   -- Third Amendment to the Amended and Restated Credit Agreement
                dated January 25, 1999 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.

     10.56   -- Second Amendment to the Credit Agreement dated January 25,
                1999 between First Investors Financial Services, Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                (Registrant)

Date:  March 16, 1999                   By: /s/ TOMMY A. MOORE, JR.
                                                TOMMY A. MOORE, JR.
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  March 16, 1999                   By: /s/ BENNIE H. DUCK
                                                BENNIE H. DUCK
                              SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER