Form 10-K
period 1999-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1999-07-26
CIK 948034

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ________________

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


                               TITLE OF EACH CLASS
                         ------------------------------
                         Common Stock - $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 1999, based on the closing price of the Common Stock on the NASDAQ National Market on said date, was $15,934,014.

     There were 5,566,669 shares of Common Stock of the registrant outstanding as of June 30, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 8, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1999.

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-K
                                 APRIL 30, 1999

                               TABLE OF CONTENTS

                                                 PAGE NO.
                                                 --------

                         PART I
Item 1.  Business.............................       1
Item 2.  Properties...........................      15
Item 3.  Legal Proceedings....................      15
Item 4.  Submission of Matters to a Vote of
           Security Holders...................      15

                         PART II
Item 5.  Market for Registrants' Common Equity
           and Related Shareholder Matters....      16
Item 6.  Selected Consolidated Financial
           Data...............................      17
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................      19
Item 8.  Financial Statements and
           Supplementary Data.................      31
Item 9.  Changes in and Disagreements With
           Accountants on Accounting and
           Financial Disclosure...............      31

                        PART III
Item 10. Directors and Executive Officers.....      32
Item 11. Executive Compensation...............      32
Item 12. Security Ownership of Certain
           Beneficial Owners and Management...      32
Item 13. Certain Relationships and Related
           Transactions.......................      32

                         PART IV
Item 14. Exhibits, Financial Statement
           Schedules, and Reports on Form
           8-K................................      32

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     First Investors Financial Services Group, Inc. (the "Company") is a specialized consumer finance company engaged in the purchase and retention of receivables originated by franchised automobile dealers from the sale of new and late-model used vehicles to consumers with substandard credit profiles. The Company does not utilize off-balance sheet securitization to finance its receivables held for investment. As of April 30, 1999, the Company had receivables held for investment in the aggregate principal amount of $179,807,957, having an effective yield of 16.2% and a net interest spread to the Company of 9.7% (net of cost of funds and other carrying costs).

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

     On October 2, 1998, the Company completed the acquisition of Auto Lenders Acceptance Corporation ("ALAC") from Fortis, Inc. Headquartered in Atlanta, Georgia, ALAC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management.

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

ORIGINATING DEALER BASE

     GENERAL. The Company primarily purchases receivables from the new and used car departments of dealers operating under franchises from the major automobile manufacturers. The Company does not generally do business with "independent" dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5% of the receivables owned by the Company at April 30, 1999, and no dealer or group of related dealers originated more than 5% of the receivables held by the Company at that date. The volume and frequency of receivable purchases from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

     LOCATION OF DEALERS. Approximately 12% of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989. The Company commenced operations in Utah and Idaho in 1992 and has since expanded its dealership base into 23 additional states.

     The following table summarizes, with respect to each state in which the Company operates, the date operations commenced, the number of dealers with whom the Company had agreements in such state as of April 30, 1999, and the number of receivables (and percentage of total receivables), outstanding as of these dates which were originated by the Company from dealers in such state during the last two fiscal years:

                                                                           RECEIVABLES HELD FOR INVESTMENT
                                                                       ---------------------------------------
                                                                           YEAR ENDED           YEAR ENDED
                                          DATE         NUMBER OF         APRIL 30, 1998       APRIL 30, 1999
                                        BUSINESS       DEALERS AT      ------------------   ------------------
               STATES                   COMMENCED    APRIL 30, 1999    NUMBER       %       NUMBER       %
-------------------------------------   ---------    --------------    ------   ---------   ------   ---------
Texas................................      2/89             336        5,348         42.7%  5,626         35.1%
Ohio.................................      9/94             606        2,104         16.8   3,047         19.0
Georgia..............................      9/94             110        1,920         15.3   2,408         15.0
Oklahoma.............................      7/94             102          959          7.7   1,476          9.2
Missouri.............................     12/93              77          496          4.0     705          4.4
Michigan.............................     10/94             192          369          3.0     481          3.0
Kansas...............................     12/93              47          264          2.1     361          2.3
Virginia.............................      4/98              38         --         --         351          2.2
North Carolina.......................     11/95              65          218          1.7     305          1.9
Tennessee............................     11/95              40          202          1.6     199          1.2
Arizona..............................      2/96              28          165          1.3     176          1.1
Utah.................................     10/92              63          164          1.3     156          1.0
Colorado.............................      8/94              66          156          1.3     182          1.1
All others(1)........................     --                936          151          1.2     542          3.5
                                                     --------------    ------   ---------   ------   ---------
                                                          2,706        12,516       100.0%  16,015       100.0%
                                                     ==============    ======   =========   ======   =========

------------

(1) Includes dealers located in California, Connecticut, Florida, Idaho, Iowa, Illinois, Indiana, Kentucky, Nebraska, New Jersey, Pennsylvania, South Carolina, and Washington. The aggregate receivables from the dealers in each of these states represented less than 4% of total receivables during the year ended April 30, 1999.

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

     In 1997, the Company established a telemarketing department to supplement the efforts of its marketing representatives in the field. The telemarketing staff (Dealer Service Representatives) are located in Houston and are primarily responsible for (i) new loan volume in rural areas or states in which the Company cannot justify a field marketing representative, (ii) customer service support for marketing representatives who typically cover large geographic areas, and (iii) customer support for the bank alliance partners (see "Dealer Financing Programs").

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

DEALER FINANCING PROGRAMS

     The Company originates loans primarily from two sources: (i) dealer indirect (the "core program") and (ii) alliance referrals. The core program generates approximately 90% of the Company's current volume and consists of loans purchased directly from dealerships in states not covered under the alliance agreements. Alliance referrals represent approximately 10% of current originations and consist of applications which are declined by one of the Company's three alliance partners (National City Bank, Citibank and Bank of America) and forwarded to the Company for consideration.

     Credit applications generated by each of the above sources are forwarded to the Company's centralized credit department in Houston with decisions made based on the Company's standard underwriting guidelines and credit scoring model. The internal credit decision and acceptance process is essentially the same regardless of the origination source. Third party originators have no credit approval authority and are subject to individual contracts which specify the obligations of the parties. Essentially all of the Company's receivables are acquired on a non-recourse basis.

     In addition to purchasing receivables from dealers under the core program as they are originated, the Company has also acquired seasoned receivables in bulk portfolio acquisitions or from other third party originators and may continue to do so from time to time.

     The Company had dealership agreements with 2,706 dealers at April 30, 1999. These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The receivables are purchased at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables. The pricing and credit terms upon which the Company agrees to acquire receivables is governed by the Company's credit policy and a credit score generated by the Company's proprietary, empirical based scoring model. The agreements with the core program dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to repurchase receivables which do not conform to these warranties, under the core program the dealers do not guarantee collectability or obligate themselves to repurchase receivables solely because of payment default.

CREDIT EVALUATION

     GENERAL. In connection with the origination of a receivable for purchase by the Company, the Company follows systematic procedures designed to eliminate unacceptable risks. This involves a three-step process whereby (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company's credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company's funding department, and (iii) additional collateral verification procedures and customer interviews are conducted by the Company. During the course of this process, the Company's credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers tendering receivables. The Company has developed various financing programs under which it approves loans that vary in pricing and loan terms depending on the relative credit risk determined for each loan. Credit or default risk is evaluated by the Company's loan officers in conjunction with a proprietary, empirical based credit scoring model developed based on the Company's 10 year database of non-prime lending results.

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

     The following table sets forth certain information concerning the volumes of receivables serviced for the Company by GECC as of the dates indicated:

                                                AS OF APRIL 30,
                                       ----------------------------------
                                             1998              1999
                                       ----------------  ----------------
Number of Receivables................            12,516            16,015
Aggregate Principal Amount of
  Receivables........................  $    136,445,808  $    179,807,957

     Under its servicing agreements with the Company, GECC is responsible for three primary functions: (i) receipt, review and verification of all collateral and documentation requirements, (ii) establishment and administration of payment and collection schedules, and (iii) repossession of vehicles securing defaulted receivables. The Company currently handles all of the disposition of repossessed vehicles.

     Servicing fees paid by the Company represent a variable cost that increases in proportion to the volume of receivables carried. During its two fiscal years ended April 30, 1999, the Company incurred servicing and related fees in the amount of $1,838,002 and $2,350,741, respectively, which represented 1.5% of the average principal amount of receivables outstanding in each of the respective periods.

     The Company's current relationship with GECC is governed by a servicing agreement entered into in October 1992, although the Company has done business with GECC under prior agreements since its inception in 1989. The present agreement terminates on October 31, 2000, subject to earlier termination depending on the outcome of annual pricing renegotiations. In the event the GECC arrangement were to terminate, GECC would remain obligated to continue to service the existing receivables through their maturity. The Company, however, reserves the right to cancel the servicing agreement at any time without penalty.

     While the Company considers its relationship with GECC to be satisfactory, the Company believes that an internal servicing platform provides certain strategic and economic benefits. A desire to ultimately transition from an external to an internal servicing platform was one of the key considerations in the ALAC acquisition. ALAC offered the Company the ability to purchase a fully-functioning servicing platform in significantly less time than it would have taken it to develop such an infrastructure on its own. ALAC performed all aspects of servicing its loans including (i) billing, collecting, accounting for and posting all payments received directly from obligors or through its lockbox accounts, (ii) responding to customer inquiries, (iii) taking all action necessary to obtain and maintain the security interest granted in the collateral, (iv) investigating delinquencies, (v) communicating with obligors to obtain timely payments, (vi) contracting for the repossession and resale of the collateral when necessary, and (vii) monitoring loans and the related collateral. ALAC's loan volume combined with the Company's own volume will allow the Company to fully leverage the acquired ALAC servicing platform while achieving significant operating economies and cost synergies.

     Subsequent to fiscal year end, the Company completed the transition of its portfolio of receivables held for investment from GECC to its internal servicing and collection platform. This transition effectively terminates the servicing agreement with GECC with the exception of certain daily functions, such as collecting and posting payments on existing accounts, which is expected to continue for a brief period following the transition and certain ongoing responsibilities of GECC such as forwarding information, documents or other notices it receives with respect to the accounts of the Company.

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

                                            APRIL 30,
                                       --------------------
                                         1998       1999
                                       ---------  ---------
Average monthly gross income.........  $   3,449  $   4,020
Average ratio of consumer debt to
  gross income.......................         34%        32%
Average years in current
  employment.........................          5          5
Average years in current residence...          6          6
Residence owned......................         40%        44%
Residence rented.....................         52%        52%
Other residence arrangements(1)......          8%         4%

------------

(1) Includes military personnel and persons residing with relatives.

     PORTFOLIO PROFILE. In order to manage the risks associated with the relatively high yields available in the non prime market, the Company endeavors to maintain a receivables portfolio having characteristics that, in its judgment, reflect an optimal balance between achievable yield and acceptable risk. The following table sets forth certain information concerning the composition of the Company's portfolio as of the end of the past two fiscal years:

                                             APRIL 30,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
New Vehicles:
     Percentage of portfolio(1)......          29%         25%
     Number of receivables
      outstanding....................       3,665       3,968
     Average amount at date of
      acquisition....................  $   16,386  $   17,027
     Average term (months) at date of
      acquisition(2).................          60          60
     Average remaining term
      (months)(2)....................          37          37
     Average monthly payment.........        $415        $428
     Average annual percentage
      rate...........................        17.6%       17.3%
Used Vehicles:
     Percentage of portfolio(1)......          71%         75%
     Number of receivables
      outstanding....................       8,851      12,047
     Average age of vehicle at date
      of acquisition (years).........         2.0         2.1
     Average amount at date of
      acquisition....................  $   13,474  $   13,977
     Average term (months) at date of
      acquisition(2).................          54          55
     Average remaining term
      (months)(2)....................          39          40
     Average monthly payment.........        $368        $373
     Average annual percentage
      rate...........................        17.9%       17.7%

------------

(1) Calculated on the basis of number of receivables outstanding as of the date indicated.

(2) Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average stated term of receivables included in a portfolio will not correspond with actual average life.

FINANCING ARRANGEMENTS

     GENERAL. At the time the Company acquires receivables, they are financed by transferring them, at an amount equal to the outstanding principal balance, to one of two wholly-owned special-purpose financing subsidiaries, F.I.R.C, Inc. ("FIRC") or First Investors Auto Capital Corporation ("FIACC"). FIRC maintains a $65 million revolving bank facility with Bank of America, First Union National Bank and Wells Fargo Bank (Texas), (the "FIRC credit facility"). FIACC maintains a $25 million commercial paper warehouse facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank (the "FIACC commercial paper facility"). Together, these two facilities provide warehouse financing for the initial purchase of receivables. The Company selects the warehouse facility to be utilized for a specific funding based primarily upon the remaining availability under the respective facilities. In addition, the Company also has a $135 million conduit finance facility with Enterprise Funding Corporation ("Enterprise"), a commercial paper conduit administered by Bank of America, (the "FIARC commercial paper facility") which allows the Company to refinance borrowings under the FIRC credit facility in order to maintain sufficient capacity to acquire new receivables to a wholly-owned special-purpose financing subsidiary, First Investors Auto Receivables Corporation ("FIARC"). Together, these three facilities provide $225 million in financing capacity to fund the purchase and long-term financing of receivables.

     FIRC CREDIT FACILITY. As designated receivables are purchased from dealers and transferred to FIRC, they are immediately pledged to a commercial bank that serves as the collateral agent for the bank lenders. The FIRC credit facility has a borrowing base that, subject to certain adjustments, permits FIRC to draw advances up to the outstanding principal balance of qualified receivables but not in excess of the present facility limit of $65 million. Uninsured losses on receivables, or certain other events adversely affecting the collectability of receivables, can result in their ineligibility for inclusion in the borrowing base, and in the event that the Company's advances exceed the borrowing base the Company must prepay the credit line until the imbalance is corrected.

     Under the FIRC credit facility the Company has three interest rate options:
(i) the Bank of America prime rate in effect from time to time, (ii) a rate equal to .5% above the "LIBOR" rate (the average U.S. dollar deposit rate prevailing from time to time in the London interbank market) for selected advance terms, or (iii) any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company is also required to pay periodic facility fees as well as an annual agency fee, and to maintain certain escrow reserves. This facility is secured by the pledge of all of the receivables financed, as well as the related escrow accounts and all of the capital stock of FIRC. Collections of principal and interest on the Company's receivables are remitted directly to the collateral agent for application to the payment of interest due on the credit facility and certain other charges, with the balance of collections then being distributed to the Company.

     The current term of the FIRC credit facility expires on October 15, 1999, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of this facility has been extended on eight occasions since its inception in October, 1992. Management considers its relationship with its warehouse lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.

     FIARC COMMERCIAL PAPER FACILITY. When a sufficient number of receivables have been accumulated under the FIRC credit facility, they may be refinanced under the FIARC commercial paper facility through a transfer of a group of specified receivables from FIRC to FIARC. FIARC's purchase is funded through borrowings under the commercial paper facility equal to 90% of the aggregate principal balance of the receivables transferred. The remaining 10% of funds required to repay borrowings under the warehouse credit facility by the amount of the receivables transferred, are advanced by the Company in the form of an equity contribution to FIARC. Enterprise funds the advance to FIARC through the issuance, by an affiliate of Enterprise, of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 1999, the maximum borrowings available under the commercial paper facility was $135 million. The Company's interest cost is based on Enterprise's commercial paper rates for specific maturities plus .30%. In addition, the Company is required to pay periodic facility fees and other costs related to the issuance of commercial paper.

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

     In March 1999, the Company increased its commercial paper facility, with Enterprise, which is credit enhanced by a surety bond issued by MBIA Insurance Corporation from $105 million to $135 million. The new facility expires in March 2000. If the facility were terminated, no new receivables could be transferred to FIARC from FIRC and the receivables financed under the commercial paper facility would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with VFCC, a commercial paper conduit administered by First Union National Bank, to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquires receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 1999, the maximum borrowings available under the facility were $25 million. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .55%. In addition, the Company is required to pay periodic facility fees of .25% on the unused portion of this facility.

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

     The current term of the facility expires on December 31, 1999. If the facility was not extended, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration.

     ACQUISITION FACILITY On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (FIFS Acquisition), entered into a $75 million non-recourse bridge financing facility with VFCC to finance the Company's acquisition of ALAC. Contemporaneously with the Company's purchase of ALAC, ALAC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by ALAC as of the acquisition date, (ii) ALAC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by ALAC, and (iii) certain other financial assets, including charged-off accounts owned by ALAC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing, serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35% and expires on October 31, 1999. Under the terms of the facility, all cash collections from the acquired receivables or cash distributions to the certificate holder under the securitizations are applied to pay ALAC a servicing fee in the amount of 3% on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to ALAC is also utilized to reduce principal outstanding on the indebtedness. The Company is currently negotiating with First Union to refinance the acquisition facility over an extended term sufficient to amortize the outstanding balance of the indebtedness through collections of the underlying receivables and trust certificates. It is anticipated that the permanent financing will consist of issuing various tranches of notes, to be held by VFCC, or certificates to be held by the Company and First Union, which will contain distinct principal amortization requirements and interest rates. The Company anticipates no material change in the weighted average interest rate under the permanent financing. It is anticipated, however, that in conjunction with VFCC providing the permanent financing, VFCC will obtain a beneficial interest in certain portion of the excess cash flow generated by the remaining assets. The amount of excess cash to be received by First Union will vary depending upon the timing and amount of such cash flows. To the extent that the facility is not finalized prior to the expiration date, the Company intends to seek a short-term extension to allow for the completion of the term financing. The Company has no reason to believe that an agreement with VFCC will not grant such an extension or that an agreement to refinance the bridge loan will not be reached prior to the then final maturity of the bridge facility. If the facility were not extended, the remaining outstanding principal balance would be due at maturity.

     WORKING CAPITAL FACILITY. The Company also maintains a $10 million working capital line of credit with Bank of America and First Union National Bank that is utilized for working capital and general corporate purposes. Borrowings under this facility bear interest at the Company's option of (i) Bank of America's prime lending rate, or (ii) a rate equal to 3.0% above the LIBOR rate for the applicable interest period. In addition, the Company is also required to pay period facility fees, as well as an annual agency fee. The initial expiration of the facility was July 1998 and has been subsequently extended on two occasions to October 15, 1999. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. The Company presently intends to seek an extension of this arrangement prior to its expiration.

     LOAN COVENANTS. The documentation governing each of the Company's financing arrangements contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and working capital facility or the termination of the commercial paper facilities. Through the operation of the collateral agency arrangements described above, which are in the nature of a "lock-box" security device embracing the collection of principal and interest on almost all of the Company's receivables, such a default could cause the immediate termination of the Company's primary sources of liquidity. The Company is currently in compliance with all covenants governing these financing arrangements.

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

     The Company is currently a party to a swap agreement with Bank of America pursuant to which the Company's interest rate exposure is fixed, through January 2000, at a rate of 5.565% on a notional amount of $120 million (as further described in Note 7 in the Notes to Consolidated Financial Statements). This agreement may be extended to January 2002, at the sole discretion of Bank of America. The Company is currently evaluating additional interest rate management products with a view to fixing or limiting its interest rate exposure with respect to amounts that are substantially equivalent to its aggregate outstanding borrowings under the FIRC credit facility and the commercial paper facilities.

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

     CREDIT ENHANCEMENT -- FIRC CREDIT FACILITY. In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as "ALPI" insurance) together with certain supplemental coverages relating to physical damage and other risks. These coverages are carried solely by the Company at its expense and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company's ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh ("National Union"), which is a wholly-owned subsidiary of American International Group. As of April 30, 1999, National Union had been assigned a rating of A+ + by A.M. Best Company, Inc.

     The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, which consist primarily of the basic ALPI insurance, represented approximately 3.9% of the principal amount of the receivables acquired during the year. Aggregate premiums paid for ALPI coverage alone during the three fiscal years ended April 30, 1999 were $2,510,266, $2,860,491 and $3,537,416, respectively, and accounted for 3.8%,
3.8% and 3.2% of the aggregate principal balance of the receivables acquired during such respective periods.

     Prior to establishing its relationship with National Union in March 1994, the Company's ALPI policy was provided by another third-party insurer. In April 1994 the Company organized First Investors Insurance Company (the "Insurance Affiliate") under the captive insurance company laws of the State of Vermont. The Insurance Affiliate is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Affiliate reinsures 100% of the risk under the Company's ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Affiliate. When a loss covered by the ALPI policy occurs, it is paid by National Union after the claim is processed, and National Union is then reimbursed in full by the Insurance Affiliate. As of April 30, 1999, gross premiums had been ceded to the Insurance Affiliate by National Union in the amount of $13,205,268 and, since its formation, the Insurance Affiliate reimbursed National Union for aggregate reinsurance claims in the amount of $4,447,913. In addition to the monthly premiums and liquidity reserves of the Insurance Affiliate, a trust account is maintained by National Union to secure the Insurance Affiliates obligations for losses it has reinsured.

     The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy and the Company, through its Insurance Affiliate, is obligated to indemnify National Union for all such losses. As of April 30, 1999, the Insurance Affiliate had capital and surplus of $484,679 and unencumbered cash reserves of $1,370,296 in addition to the $1,250,000 trust account.

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

     CREDIT ENHANCEMENT -- FIARC COMMERCIAL PAPER FACILITY. Prior to October 1996, the ALPI Policy, through the structure outlined above, served as credit enhancement for both the bank warehouse credit facility and the commercial paper facility. In October 1996, in connection with the increase in the commercial paper facility to $105 million, the Company elected to diversify its credit enhancement mechanisms, obtaining a surety bond from MBIA Insurance Corporation to enhance the commercial paper facility and retaining the ALPI Policy to enhance the warehouse facility. The surety bond provides payment of principal and interest to Enterprise in the event of a payment default by FIARC. MBIA is paid a surety premium equal to 0.35% per annum on the average outstanding borrowings under the facility. The surety bond was issued for an initial term of two years and has been extended to March 2000. Termination of the surety bond would result in a default under the commercial paper facility. The Company presently intends to endeavor to extend this arrangement when the current term expires.

     CREDIT ENHANCEMENT -- FIACC COMMERCIAL PAPER FACILITY. Under the structure of the FIACC commercial paper facility, no third-party credit insurance or surety bond is required. Credit enhancement is provided in the form of the 88% advance rate and 2% cash reserve requirement.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted accounts. The Company is not exposed to credit losses on its entire receivables held for investment portfolio due to prior business strategies that included third party insurers and a dealer recourse program. An allowance for credit losses of $1,529,651 as a percentage of the exposed core receivables of $179,100,018 is .9%.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of April 30, 1999, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 20.6%. The nonaccretable portion represents, at acquisition, the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows.

     The following table sets forth certain information regarding the Company's delinquency and charge-off experience (based on the gross principal balance of the Company's portfolio) over its last two fiscal years (dollars in thousands):

                                         AS OF OR FOR THE YEARS ENDED APRIL 30,
                                       -------------------------------------------
                                               1998                   1999
                                       --------------------   --------------------
                                        NUMBER                 NUMBER
                                       OF LOANS   AMOUNT(1)   OF LOANS   AMOUNT(1)
                                       --------   ---------   --------   ---------
Receivables Held for Investment:
     Delinquent amount outstanding:
          30 - 59 days...............     178      $ 2,371       359      $ 4,554
          60 - 89 days...............      45          706        50          621
          90 days or more............     131        1,987        67          963
                                       --------   ---------   --------   ---------
Total delinquencies..................     354      $ 5,064       476      $ 6,138
                                       ========   =========   ========   =========
Total delinquencies as a percentage
  of outstanding receivables.........     2.7%         2.7%      2.8%         2.4%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period(2)...............                  3.2%                   2.8%

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

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Receivables Managed was 3.4% as of April 30, 1999.

     The Company believes that the fundamental factors in minimizing delinquencies are prudent loan origination procedures, the initial contact with customers made by Company personnel (described above under "Credit
Evaluation") and attentive servicing of receivables. In addition, based on its experience, the Company believes that delinquency risk can be reduced to some degree by more conservative loan structures which limit loan terms and loan-to-value ratios and by managing the composition of its portfolio to include a relatively large proportion of receivables arising from the sale of new or late-model used cars. These vehicles are less likely to experience mechanical problems during the initial 24 months of the loan (which is the period of highest delinquency risk) and the purchasers of such vehicles appear to have a relatively higher commitment to loan performance than the purchasers of older used automobiles. Therefore, the Company (unlike many of its competitors in the sub-prime market) concentrates on financing new and late-model used cars to the extent practicable. In view of the popularity in recent years of new automobile leasing programs sponsored by manufacturers and franchised dealers, the Company believes that large numbers of late-model used automobiles will be available for sale over the near term as these vehicles come "off lease". As of April 30, 1999, approximately 25% of the receivables that had been acquired by the Company related to new vehicles and approximately 75% of the receivables arose from the sale of used vehicles. Of the Company's receivables held for investment at that date, approximately 77% originated from the sale of vehicles that were either new or no more than two model years old at the time of sale.

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

     The Company does not use off-balance sheet financing structures for receivables originated by the Company and therefore, recognizes interest income on the accrual method over the life of the receivables rather than recording gains when those receivables are sold. The Company does not currently intend to engage in securitization transactions resulting in gains on sale of receivables. However, in the event that securitization should appear appropriate in the future as a means of reducing interest rate exposure, enhancing liquidity or for other reasons, the Company believes that its operating history, as well as its established servicing and credit enhancement insurance arrangements, would enable it to securitize its receivables portfolio efficiently and expeditiously.

     In connection with the acquisition of ALAC in October 1998, the Company obtained interests in two securitizations of automobile receivables (as further described in Note 2 in the Notes to Consolidated Financial Statements).

EMPLOYEES

     The Company had 148 employees as of April 30, 1999, including 64 located at its headquarters in Houston, 74 located at its loan servicing center in Atlanta and 10 regional marketing representatives. The Company's employees are covered by group health insurance, but the Company has no pension, profit-sharing or bonus plans or other material benefit programs. The Company maintains a 401(k) retirement plan for which it has no contribution obligations. The Company has no collective bargaining agreements and considers its employee relations to be satisfactory.

INFORMATION SYSTEMS

     The Company utilizes advanced information management systems including a fully integrated software program designed to expedite each element in the receivables acquisition process, including the entry and verification of credit application data, credit analysis and the communication of credit decisions to originating dealers. The Company also utilizes a number of analytical tools in managing credit risk including an empirical scoring model, trend and discriminant analysis and pricing models which are designed to optimize yield given an expected default rate.

     The servicing and collection platform, acquired by the Company through the ALAC acquisition, is provided by a software package and the system is designed to provide support for all collections and servicing activities including billing, collection process management, account activity history, repossession management, loan accounting information and payment posting. In January, 1999, the Company installed an auto dialer software which interfaces with the system and serves as an efficiency tool in the collection process.

     Both the front-end and back-end platforms are highly compatible from an integration standpoint. Once the Company begins servicing its new originations on the Atlanta-based platform, loans will be boarded electronically following funding to the collection system.

     In addition to its two primary operating systems, the Company also utilizes third-party software in its accounting, human resources, and data management functions, all of which are products well known in the marketplace.

     The Company's information technology group is headquartered in Atlanta with additional personnel located in Houston. Primary responsibilities include network administration, hardware and software maintenance and reporting. The Company believes that its data processing and information management capacity is sufficient to accommodate significantly increased volumes of receivables without material additional capital expenditures for this purpose. See Management's Discussion and Analysis -- Year 2000 Issue.

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

     The sub-prime market in which the Company operates also consists of a number of both large and mid-sized independent finance companies doing business on a local, regional or national basis including some which are affiliated with captive finance companies or large insurance groups. Reliable data regarding the number of such companies and their market shares is unavailable; however, the market is highly fragmented and intensely competitive.

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

     In addition to specific licensing and consumer regulations applicable to the Company's business, the Company's ability to enforce and collect its receivables is limited by several laws of general application including the Fair Debt Collection Practices Act, Federal bankruptcy laws and the Uniform Commercial Codes of the various states. These and similar statutes govern the procedures, and in many instances limit the rights of creditors, in connection with asserting defaults, repossessing and selling collateral, realizing on the proceeds thereof, and enforcing deficiencies.

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

     The Company's offices in suburban Atlanta consist of approximately 30,747 square feet on the sixth and seventh floor of an eight-story office building. This space is held under a lease requiring average annual rentals of approximately $575,000 and expiring in December 31, 2001, with an early termination option by either party any time on or after June 30, 2000.

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


         THREE MONTHS ENDED               HIGH        LOW
-------------------------------------    ------     -------

April 30, 1999.......................    6 9/16     5 3/8

January 31, 1999.....................    5 3/4      4 3/4

October 31, 1998.....................    6 3/8      3 3/4

July 31, 1998........................    7 13/16    5 7/8

April 30, 1998.......................    8 1/8      6

January 31, 1998.....................    8          6

October 31, 1997.....................    8 1/2      7 1/4

July 31, 1997........................    7 3/4      6 3/4

     As of June 30, 1999, there were approximately 40 shareholders of record of the Company's common stock. The number of beneficial owners is unknown to the Company at this time.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company for the five fiscal years ended April 30, 1999, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except share data).

                                                         YEARS ENDED APRIL 30,
                                       ---------------------------------------------------------
                                         1995        1996        1997        1998      1999(5)
                                       ---------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS:
    Interest income(1)...............  $   8,977  $   14,144  $   18,151  $   20,049  $   31,076
    Interest expense.................      3,502       5,245       6,706       7,834      12,782
                                       ---------  ----------  ----------  ----------  ----------
         Net interest income.........      5,475       8,899      11,445      12,215      18,294
    Provision for credit losses(2)...        597         704       2,520       3,901       4,661
                                       ---------  ----------  ----------  ----------  ----------
         Net interest income after
           provision for credit
           losses....................      4,878       8,195       8,925       8,314      13,633
                                       ---------  ----------  ----------  ----------  ----------
    Loss on receivables sold with
       recourse(1)...................       (138)     --          --          --          --
    Servicing........................     --          --          --          --           1,200
    Late fees and other..............        207         587         693         617       1,594
                                       ---------  ----------  ----------  ----------  ----------
         Total other income..........         69         587         693         617       2,794
                                       ---------  ----------  ----------  ----------  ----------
    Servicing fees...................        732       1,126       1,536       1,838       2,350
    Salaries and benefits............      1,149       1,900       2,351       2,639       6,030
    Other............................      1,330       2,002       2,356       2,526       4,894
                                       ---------  ----------  ----------  ----------  ----------
         Total operating expenses....      3,211       5,028       6,243       7,003      13,274
                                       ---------  ----------  ----------  ----------  ----------
    Income before provision for
       income taxes..................      1,736       3,754       3,375       1,928       3,153
    Provision for income taxes.......        627       1,295       1,232         704       1,151
                                       ---------  ----------  ----------  ----------  ----------
    Net income.......................  $   1,109  $    2,459  $    2,143  $    1,224  $    2,002
                                       ---------  ----------  ----------  ----------  ----------

    Preferred stock dividends(3).....       (107)        (50)     --          --          --
                                       ---------  ----------  ----------  ----------  ----------
    Net income allocable to common
       shareholders before redemption
       of preferred stock............      1,002       2,409       2,143       1,224       2,002
    Premium paid upon redemption of
       preferred stock...............     --            (160)     --          --          --
                                       ---------  ----------  ----------  ----------  ----------
    Net income allocable to common
       shareholders after redemption
       of preferred stock............  $   1,002  $    2,249  $    2,143  $    1,224  $    2,002
                                       =========  ==========  ==========  ==========  ==========
    Basic and Diluted net income per
       common share before redemption
       of preferred stock(4).........  $    0.27  $     0.51  $     0.39  $     0.22  $     0.36
                                       =========  ==========  ==========  ==========  ==========
    Basic and Diluted net income per
       common share after redemption
       of preferred stock(4).........  $    0.27  $     0.47  $     0.39  $     0.22  $     0.36
                                       =========  ==========  ==========  ==========  ==========


                                                            AS OF APRIL 30,
                                       ---------------------------------------------------------
                                         1995        1996        1997        1998      1999(5)
                                       ---------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
    Receivables held for investment,
       net...........................  $  63,166  $   96,263  $  118,299  $  139,599  $  183,319
    Receivables acquired for
       investment, net...............     --          --          --          --          41,024
    Investment in trust
       certificates..................     --          --          --          --          10,755
    Other assets.....................     11,468      19,397      21,444      21,654      37,711
                                       ---------  ----------  ----------  ----------  ----------
         Total assets................  $  74,634  $  115,660  $  139,743  $  161,253  $  272,809
                                       =========  ==========  ==========  ==========  ==========
    Debt:
         Secured credit facilities...  $  69,664  $   91,049  $  112,894  $  130,813  $  176,549
         Acquisition term facility...     --          --          --          --          55,737
    Other liabilities................      3,093       2,818       2,913       5,280      13,361
    Shareholders' equity.............      1,877      21,793      23,936      25,160      27,162
                                       ---------  ----------  ----------  ----------  ----------
         Total liabilities and
           shareholders' equity......  $  74,634  $  115,660  $  139,743  $  161,253  $  272,809
                                       =========  ==========  ==========  ==========  ==========

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

(3) The nonvoting cumulative preferred stock had a par value of $1.00 per share and was entitled to receive cumulative cash dividends of $.07 per share on May 31, 1995, and on the last day of each succeeding November and May thereafter. The nonvoting cumulative preferred stock was redeemable at the option of the Company, either in whole or in part, upon receiving written consent of the holders of at least 65% of the shares. In May 1995, the Board of Directors approved the redemption of the nonvoting cumulative preferred stock for $960,000 plus dividends accruing through the date of redemption. The premium of $160,000 over the stated redemption price was consideration for the holders' consent for the redemption and was recorded as a reduction of retained earnings. Proceeds from the offering of Common Stock were used to redeem all of the outstanding nonvoting cumulative preferred stock.

(4) Basic and Diluted net income per common share amounts are calculated based on net income available to common shareholders after preferred dividends, if any, and in the case of the year ended April 30, 1996, the premium paid to the holders of the 1993 preferred stock upon its redemption divided by the weighted average number of shares outstanding, adjusted for the 3-for-1 stock split.

(5) On October 2, 1998, the Company completed the acquisition of Auto Lenders Acceptance Corporation (ALAC) from Fortis, Inc. ALAC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. The transaction was treated as a purchase for accounting purposes and results of operations are included in the Company's consolidated financial statements beginning on October 2, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Net income for the year ended April 30, 1999, was $2,001,842 or $0.36 per common share. Net income for the year ended April 30, 1998, was $1,224,369 or $0.22 per common share. This represents an increase of 64% in net income and earnings per common share.

OVERVIEW

     The Company is a specialized consumer finance company engaged in the purchase and retention of receivables originated by franchised automobile dealers from the sale of new and late-model used vehicles to consumers with substandard credit profiles. At April 30, 1999, the Company had a network of 2,706 franchised dealers in 26 states from which it purchases the receivables at the time of origination. While the Company intends to continue to geographically diversify its receivables portfolio, approximately 35% of receivables held for investment by principal balance at April 30, 1999 represent receivables acquired from dealers located in Texas.

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

     Therefore, since November 1992, the primary source of the Company's revenues has been interest income from receivables retained as investments, while its primary cost has been interest expense arising from the financing of the Company's investment in such receivables. The profitability of the Company during this period has been determined by the growth of the receivables portfolio and effective management of net interest income and fixed operating expenses. In addition, on October 2, 1998, the Company completed the acquisition of Auto Lenders Acceptance Corporation ("ALAC") from Fortis, Inc.
Headquartered in Atlanta, Georgia, ALAC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As as result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates and interest strips related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. ALAC performs servicing and collection functions on a $105.5 million portfolio of loans, including loans serviced for others, originated in 18 states.

     The following table summarizes the Company's growth in receivables and net interest income for the last two fiscal years (dollars in thousands):


                                           AS OF OR FOR THE
                                        YEARS ENDED APRIL 30,
                                       ------------------------
                                          1998         1999
                                       -----------  -----------
Receivables Held for Investment:
     Number..........................       12,516       16,015
     Principal balance...............  $   136,446  $   179,808
     Average principal balance of
       receivables outstanding during
       the twelve month period.......  $   124,436  $   155,431
     Average principal balance of
       receivables outstanding during
       the three month period........  $   132,075  $   172,287
Receivables Acquired for Investment:
     Number..........................      --             4,871
     Principal balance...............      --       $    48,853
Receivables Managed:(1)
     Number..........................      --             6,461
     Principal balance...............      --       $    56,614

------------

(1) Represents receivables previously owned by ALAC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables.


                                        YEARS ENDED APRIL 30,
                                       ------------------------
                                          1998        1999(2)
                                       -----------  -----------
Interest income(1)...................  $    20,049  $    31,076
Interest expense.....................        7,834       12,782
                                       -----------  -----------
     Net interest income.............  $    12,215  $    18,294
                                       ===========  ===========

------------

(1) Amounts shown are net of amortization of premium and deferred fees.

(2) The Receivables Acquired for Investment contributed $5,929 to interest income, $2,975 to interest expense and $2,954 to net interest income for fiscal 1999.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables and the Company's average cost of debt, and its net interest margin (averages based on month-end balances):

                                           YEARS ENDED
                                            APRIL 30,
                                       --------------------
                                         1998       1999
                                       ---------  ---------
Receivables Held for Investment:
     Effective yield on
      receivables(1).................       16.1%      16.2%
     Average cost of debt(2).........        6.5        6.5
                                       ---------  ---------
     Net interest spread(3)..........        9.6%       9.7%
                                       =========  =========
     Net interest margin(4)..........        9.8%       9.9%
                                       =========  =========

------------

(1) Represents interest income as a percentage of average receivables outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on receivables less average cost of debt.

(4) Represents net interest income as a percentage of average receivables outstanding.

     The Company intends to increase its acquisition of receivables by expanding its dealer base in existing states served, by expanding its dealer base into new states, and by generating additional loan volume through alliances with major banks. To the extent that the Company's receivables acquisitions exceed the extinguishment of receivables through principal payments, payoffs or defaults, its receivables portfolio and interest income will continue to increase. The following table summarizes the activity in the Company's receivables portfolio (dollars in thousands):

                                             YEARS ENDED
                                              APRIL 30,
                                       ------------------------
                                          1998         1999
                                       -----------  -----------
Receivables Held for Investment:
     Principal balance, beginning of
      period.........................  $   115,743  $   136,446
     Acquisitions....................       75,249      111,060
     Principal payments and
      payoffs........................      (44,001)     (55,509)
     Defaults prior to liquidations
      and recoveries (1).............      (10,545)     (12,189)
                                       -----------  -----------
     Principal balance, end of
      period.........................  $   136,446  $   179,808
                                       ===========  ===========

------------

(1) Represents gross principal balances.

     Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See "Delinquency and Credit Loss Experience".

ANALYSIS OF NET INTEREST INCOME

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased to $18.3 million in 1999, an increase of 60% and 50% when compared to amounts reported in 1997 and 1998. The increase resulted primarily from the growth of the receivables held for investment and contributions to interest income from the receivables acquired for investment and trust certificates.

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

                                                              YEARS ENDED APRIL 30,
                                       -------------------------------------------------------------------
                                                 1997 TO 1998                       1998 TO 1999
                                       --------------------------------   --------------------------------
                                            INCREASE                           INCREASE
                                           (DECREASE)                         (DECREASE)
                                        DUE TO CHANGE IN                   DUE TO CHANGE IN
                                       -------------------                -------------------
                                        AVERAGE                            AVERAGE
                                       PRINCIPAL   AVERAGE   TOTAL NET    PRINCIPAL   AVERAGE   TOTAL NET
                                        AMOUNT      RATE      INCREASE     AMOUNT      RATE      INCREASE
                                       ---------   -------   ----------   ---------   -------   ----------
Receivables Held for Investment:
     Interest income.................   $ 3,185    $(1,288)    $1,897      $ 4,994     $ 104      $5,098
     Interest expense................     1,214        (87)     1,127        1,989       (16)      1,973
                                       ---------   -------   ----------   ---------   -------   ----------
     Net interest income.............   $ 1,971    $(1,201)    $  770      $ 3,005     $ 120      $3,125
                                       =========   =======   ==========   =========   =======   ==========

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 1999, COMPARED TO FISCAL YEAR ENDED APRIL 30, 1998 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for 1999 increased by $11,027, or 55%, over 1998, primarily as a result of an increase in the average principal balance of receivables held for investment of 25% from 1998 to 1999 and the contribution to interest income made by the receivables acquired for investment and the trust certificates acquired pursuant to the ALAC acquisition. In addition, the interest income was positively influenced for the year ended April 30, 1999, by a .1% increase in effective yield. Management attributes the increase in yield to increases in the interest rates charged on its financing programs in the fourth quarter and to a decrease in the percentage of receivables held for investment on which rate participation is paid to dealers as incentive to utilize the Company's financing programs.

     INTEREST EXPENSE. Interest expense for 1999 increased by $4,948, or 63%, over 1998. An increase in the weighted average borrowings outstanding under secured credit facilities of 25% resulted in $1,989 of this difference. Interest expense associated with the $75 million acquisition facility also contributed to the increase. Weighted average cost of debt for secured credit facilities remained flat.

     NET INTEREST INCOME. Net interest income increased by $6,079 in 1999, an increase of 50% over 1998. The increase resulted primarily from the growth in receivables held for investment and contributions to interest income from the receivables acquired for investment and trust certificates.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1999 increased by $760, or 19%, over 1998, as a result of an increase in net charge-offs from $3,884 in fiscal year 1998 to $4,330 in fiscal year 1999. The increase in charge-offs is attributable to the growth in the receivables held for investment, an increase in the number of loans that are seasoned nine to 24 months, which is generally where the highest percentage of repossessions occur and lower recovery amounts on the sale of the vehicle collateral.

     SERVICING INCOME. Represents servicing income received on loan receivables previously sold by ALAC in connection with two asset securitization transactions. Under these transactions, ALAC, as servicer, is entitled to receive a fee of 3% on the outstanding balance of the principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer. Servicing income was $1,200 for the year 1999.

     LATE FEES AND OTHER INCOME. Late fees and other income increased to $1,594 in 1999 from $617 in 1998 which primarily represents late fees collected from customers on past due accounts, collections on certain ALAC assets which had previously been charged-off by the Company and interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fee expenses increased $513, or 28%, from 1998 to 1999. Servicing fees consist primarily of fees paid by the Company to General Electric Credit Corporation with which the Company has a servicing relationship on its receivables held for investment. Since these costs vary with the volume of receivables serviced, this increase was primarily attributable to the increase in the number of receivables serviced in the receivables held for investment, which increased by 3,499, or 28%, from 1998 to 1999.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased from $2,639 in 1998 to $6,030 in 1999, an increase of $3,391 or 128%. The increase is a result of expansion of the Company's operation as a result of an increase in its receivables portfolio, expansion of its geographic territory and an increase in staffing levels as a result of the acquisition of ALAC. As of April 30, 1999, the Company had 148 employees as compared to 66 as of April 30, 1998.

     OTHER EXPENSES. Other expenses for 1999 increased 94% from 1998. The increase is a result of an expansion of the Company's asset base and an increase in the volume of applications for credit processed by the Company in the 1999 period versus the comparable period and operating costs associated with the acquired company which were not applicable to the prior year period.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1999, income before provision for income taxes increased by $1,224, or 63%, from 1998 as a result of the positive factors discussed above.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $114.3 million for receivables acquired to be held for investment for 1999 compared to $78.0 million in 1998.

     The Company funds the purchase price of receivables through a combination of two warehouse facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, but not to exceed $65 million. The FIACC commercial paper facility generally allows the Company to borrow up to 88% of the outstanding principal balance of the receivables, but not to exceed $25 million. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source up to $135 million. Substantially all of the Company's receivables are pledged to collateralize these credit facilities.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolios. The Company received such payments in the amount of $88.7 million in 1999 and $74.2 million in 1998. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During fiscal years 1999 and 1998, the Company required net cash flow, respectively, of $47.1 million and $23.6 million (cash required to acquire receivables held for investment net of principal payments on receivables) to fund the growth of its receivables portfolio. The Company has relied on borrowed funds to provide the source of cash flow to fund such growth.

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

     FIRC CREDIT FACILITY. The primary source of acquisition financing for receivables held for investment has been through a syndicated warehouse credit facility agented by Bank of America. The FIRC credit facility currently provides for maximum borrowings, subject to certain adjustments, up to the outstanding principal balance of qualified receivables, but not to exceed the current facility limit of $65 million. Borrowings under the FIRC credit facility bear interest pursuant to certain indexed variable rate options at the election of the Company or any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company bases its selection of the interest rate option primarily on its expectations of market interest rate fluctuations, the timing and the amount of the required funding and the period of time it anticipates requiring the funding prior to transfer to the FIARC commercial paper facility. The FIRC credit facility provides for a term of one year, matures October 15, 1999, at which time the outstanding principal balance will be payable in full, although there are provisions allowing the Company a period of six months to refinance the facility in the event that it is not renewed.

     The following table summarizes borrowings under the FIRC credit facility (dollars in thousands):

                                          AS OF OR FOR THE
                                            YEARS ENDED
                                             APRIL 30,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
At period-end:
     Balance outstanding.............  $   43,610  $   65,000
     Weighted average interest
      rate(1)........................        6.35%       5.84%
During period(2):
     Maximum borrowings
      outstanding....................  $   53,270  $   65,000
     Weighted average balance
      outstanding....................      42,235      49,455
     Weighted average interest
      rate...........................        6.25%       6.37%

------------

(1) Based on interest rates, facility fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     FIARC COMMERCIAL PAPER FACILITY. The Company has indirect access to the commercial paper market through a $135 million commercial paper conduit facility with Enterprise Funding Corporation ("Enterprise"), a commercial paper conduit managed by Bank of America. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility by transferring a specific group of receivables to a discrete special purpose financing subsidiary and pledging those receivables as collateral. Receivables are generally transferred from the FIRC credit facility to the FIARC commercial paper facility to refinance them on a longer term basis at interest rates based on commercial paper rates and to provide additional borrowing capacity under the FIRC credit facility. Borrowings under this commercial paper facility bear interest at the commercial paper rate plus .30%. The current term of the FIARC commercial paper facility expires on March 31, 2000. If the FIARC commercial paper facility were terminated, no new receivables could be transferred from the FIRC credit facility to Enterprise; however, the then outstanding receivables would continue to be financed until fully amortized.

     The following table summarizes borrowings under the FIARC commercial paper facility (dollars in thousands):

                                          AS OF OR FOR THE
                                            YEARS ENDED
                                             APRIL 30,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
At period-end:
     Balance outstanding.............  $   87,203  $   90,735
     Weighted average interest
      rate(1)........................        6.17%       5.75%
During period(2):
     Maximum borrowings
      outstanding....................  $   91,514  $   98,273
     Weighted average balance
      outstanding....................      78,754      88,187
     Weighted average interest
      rate...........................        6.57%       6.47%

------------

(1) Based on interest rates, facility fees, surety bond fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with VFCC, a commercial paper conduit administered by First Union National Bank, to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquires receivables from the Company and may borrow up to

88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The maximum borrowings available under the facility are $25 million. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus 0.55%. In addition, the Company is required to pay periodic facility fees of 0.25% on the unused portion of this facility.

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

     The current term of the FIACC commercial paper facility expires on December 31, 1999. If the facility was terminated, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize.

     The following table summarizes borrowings under the FIACC commercial paper facility (dollars in thousands):

                                          AS OF OR FOR THE
                                            YEARS ENDED
                                             APRIL 30,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
At period-end:
     Balance outstanding.............  $   --      $   20,814
     Weighted average interest
      rate(1)........................      --    %       5.26 %
During period(2):
     Maximum borrowings
      outstanding....................  $   --      $   23,716
     Weighted average balance
      outstanding....................      --          14,063
     Weighted average interest
      rate...........................      --    %       6.79 %

------------

(1) Based on interest rates, facility fees, surety bond fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     ACQUISITION FACILITY. On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC ("FIFS Acquisition"), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of ALAC. Contemporaneously with the Company's purchase of ALAC, ALAC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by ALAC as of the acquisition date, (ii) ALAC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by ALAC, and (iii) certain other financial assets, including charged-off accounts owned by ALAC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35%. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay ALAC a servicing fee in the amount of 3% on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to ALAC is also utilized to reduce principal outstanding on the indebtedness. The bridge facility expires on October 31, 1999. The Company is currently negotiating with First Union to refinance the acquisition facility over an extended term sufficient to amortize the outstanding balance of the indebtedness through collections of the underlying receivables and trust certificates. It is anticipated that the permanent financing will consist of issuing various tranches of notes, to be held by VFCC, or certificates to be held by the Company and First Union, which will contain distinct principal amortization requirements and interest rates. The Company anticipates no material change in the weighted average interest rate under the permanent financing. It is anticipated, however, that in conjunction with VFCC providing the permanent financing, VFCC will obtain a beneficial interest in certain portion of the excess cash flow generated by the remaining assets. The amount of excess cash to be received by First Union will vary depending upon the timing and amount of such cash flows. To the extent that the facility is not finalized prior to the expiration date, the Company intends to seek a short-term extension to allow for the completion of the term financing. The Company has no reason to believe that an agreement with VFCC will not grant such an extension or that an agreement to refinance the bridge loan will not be reached prior to the then final maturity of the bridge facility. If the facility were not extended, the remaining outstanding principal balance would be due at maturity.

     WORKING CAPITAL FACILITY. The Company also maintains a $10 million working capital line of credit with Bank of America and First Union National Bank that is utilized for working capital and general corporate purposes. Borrowings under this facility bear interest at the Company's option of (i) Bank of America's prime lending rate, or (ii) a rate equal to 3.0% above the LIBOR rate for the applicable interest period. In addition, the Company is also required to pay period facility fees, as well as an annual agency fee. The expiration of the facility is October 15, 1999. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. The Company presently intends to seek an extension of this arrangement prior to its expiration. At April 30, 1999, there was $7.2 million outstanding under this facility.

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

     The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps to lock in what management believes to be an acceptable net interest spread. During the years ended April 30, 1999, 1998 and 1997 amounts paid pursuant to the Company's interest rate management products were not material in relation to interest expense in the aggregate nor did they have a material impact on the Company's weighted average costs of funds during such periods.

     The Company is currently a party to a swap agreement with Bank of America pursuant to which the Company's interest rate exposure is fixed, through January 2000, at a rate of 5.565% on a notional amount of $120 million (as further described in Note 7 to Notes to Consolidated Financial Statements). This agreement may be extended to January 2002, at the sole discretion of the counter party. As a result, at April 30, 1999, the Company had converted a total of $120 million in floating rate debt to a fixed rate and had outstanding floating rate debt of secured credit facilities of $56,549,417. The Company is currently evaluating additional interest rate management products with a view to fixing or limiting its interest rate exposure with respect to amounts that are substantially equivalent to its aggregate outstanding borrowings under the FIRC credit facility and the commercial paper facilities.

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

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The Company is not exposed to credit losses on its entire receivables held for investment portfolio due to prior business strategies that included third party insurers and a dealer recourse program. An allowance for credit losses of $1,529,651 as a percentage of the exposed core receivables of $179,100,018 is .9%.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of April 30, 1999, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 20.6%. The nonaccretable portion represents, at acquisition, the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     Under its financing programs, the Company retains the credit risk associated with the receivables acquired. Historically, the Company has purchased credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $4,661,000 and $3,900,966 have been recorded for the years ended April 30, 1999 and 1998, respectively for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of all receivables acquired by the Company (dollars in thousands):

                                            AS OF OR FOR THE YEARS ENDED APRIL 30,
                                       ------------------------------------------------
                                                1998                      1999
                                       ----------------------    ----------------------
                                        NUMBER                    NUMBER
                                       OF LOANS    AMOUNT(1)     OF LOANS    AMOUNT(1)
                                       --------    ----------    --------    ----------
Receivables Held for Investment:
Delinquent amount outstanding:
  30 - 59 days.......................     178        $2,371         359        $4,554
  60 - 89 days.......................      45           706          50           621
  90 days or more....................     131         1,987          67           963
                                       --------    ----------    --------    ----------
Total delinquencies..................     354        $5,064         476        $6,138
                                       ========    ==========    ========    ==========
Total delinquencies as a percentage
  of outstanding receivables.........     2.7%          2.7%        2.8%          2.4%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period(2)...............                   3.2%                      2.8%

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

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Receivables Managed was 3.4% as of April 30, 1999.

MARKET RISK

     The market risk discussion and the estimated amounts generated from the analysis that follows are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially due to changes in the Company's product and debt mix, developments in the financial markets, and further utilization by the company of risk-mitigating strategies such as hedging.

     The Company's operating revenues are derived almost entirely from the collection of interest on the receivables it retains and its primary expense is the interest that it pays on borrowings incurred to purchase and retain such receivables. The Company's credit facilities bear interest at floating rates which are reset on a short-term basis, whereas its receivables bear interest at fixed rates which do not generally vary with changes in interest rates. The Company is therefore exposed primarily to market risks associated with movements in interest rates on its credit facilities. The Company believes that it takes the necessary steps to appropriately reduce the potential impact of interest rate increases on the Company's financial position and operating performance.

     The Company relies almost exclusively on revolving credit facilities to fund its origination of receivables. Currently all of the Company's credit facilities bear interest at floating rates tied to either a commercial paper index or LIBOR. The Company manages this risk by converting a portion of its floating rate debt to a fixed rate utilizing interest rate swaps which effectively hedge the floating rate debt against an increase in market interest rates.

     As of April 30, 1999, the Company had $56.5 million of floating rate secured debt outstanding which was not hedged by interest rate swaps. For every 1% increase in interest rates (e.g. commercial paper rates), annual after-tax earnings would decrease by approximately $359,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs and microprocessors using two digits rather than four to define the applicable year (the "Year 2000 Issue"). Such programs or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company, or third parties with which it has a significant relationship or upon which is relies for certain data utilized in its business (the "Counterparties"), fail to make necessary modifications, conversions and contingency plans on a timely basis, the Year 2000 Issue could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company believes its internal systems are compliant with the Year 2000 Issue, the potential effects of the Year 2000 issue cannot be quantified at this time because the Company cannot accurately estimate the magnitude, duration, or nature of problems that noncompliance by the Counterparties will have on its operations.

     Although the risk is not presently quantifiable, the following disclosure is intended to summarize the Company's actions to minimize the risk from the Year 2000 Issue. Programs that will operate in the year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "year 2000 compliant".

     STATE OF READINESS. The Company relies almost exclusively on third party application software in its operations. All software applications are designed to run on client server systems. The Company employees three major software applications in its business: (i) a loan origination system which is utilized in the receipt, approval and funding of receivables, (ii) a loan servicing and collection system which is used by the Company's personnel to track and service all active customer accounts as well as repossession and disposition activities, and (iii) accounting systems which process all general ledger and financial reporting activities. Each of the vendors that supply these software applications has certified to the Company that their respective applications are Year 2000 compliant. In addition, the Company has developed internal testing procedures on each process and presently intends to conduct these tests prior to August 31, 1999 to confirm the vendors' certification as to compliance.

     The Company has also requested confirmation from all other Counterparties, which an internal review indicated may be exposed to Year 2000 Issues. As of June 23, 1999, the only material Counterparties which had not confirmed Year 2000 compliance were national banks, upon which the company relies for cash management, lockbox and certain custodial services relating to its credit facilities, and the credit reporting agencies upon which the Company relies in obtaining credit histories on the loan applications it reviews for approval. All Counterparties have assured the Company that they expect to be Year 2000 compliant prior to December 31, 1999.

     COSTS. Since the Company does not rely on internally-developed applications, it does not currently anticipate that compliance efforts to solve the Year 2000 issue will require additional expenditures in any material amount. To the extent that software upgrades must be purchased in order to insure compliance, the cost of such software will be expensed.

     RISKS. The Company believes that the most reasonably likely worst case scenario is a compliance failure by a Counterparty upon which the Company relies. Such a failure would likely have an effect on the Company's business, financial condition and results of operations. The magnitude of that effect however, cannot be quantified at this time because of variables such as the type and importance of the third party, the possible effect on the Company's operations and the Company's ability to respond. Thus, there can be no assurance that there will not be a material adverse effect on the Company if such third parties do not remediate their systems in a timely manner. In addition, it is possible that the Company would experience a failure of a non-mission critical system for a period of time, which could result in a minor disruption in some internal operations.

     CONTINGENCY PLANS. Contingency planning is an integral part of the Company's year 2000 readiness project. The Company has and is continuing to develop contingency plans, which document the processes necessary to maintain critical business functions should a significant third party system or mission critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

     The disclosure in this section contains information regarding Year 2000 readiness which constitutes "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward Looking Information".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information responsive to this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders expected to be held September 8, 1999, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information responsive to this item appears under the caption "Summary Compensation Table" in the Company's Proxy Statement for the 1999 Annual
Meeting of Shareholders expected to be held September 8, 1999, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information responsive to this item appears under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders expected to be held September 8, 1999, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this item appears under the caption "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders expected to be held September 8, 1999, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See Index to Consolidated Financial Statements on Page F-1.

          (3) EXHIBITS

           2.1(j)    --   Stock Purchase Agreement, dated as of September 9, 1998, between First Investors Financial
                          Services Group, Inc. and Fortis, Inc. to purchase Auto Lenders Acceptance Corporation, a wholly-owned subsidiary of Fortis, Inc.
           3.1(a)    --   Articles of Incorporation, as amended
           3.2(a)    --   Bylaws, as amended
           4.1(a)    --   Excerpts from the Articles of Incorporation, as amended (included in Exhibit 3.1).
           4.3(a)    --   Specimen Stock Certificate
          10.5(a)    --   Credit Agreement dated as of October 16, 1992 among F.I.R.C., Inc. ("FIRC") and
                          NationsBank of Texas, N.A., individually and as agent for the banks party thereto, as amended by First Amendment to Credit Agreement and Loan Documents dated as of November 5,
                          1993, Second Amendment to Credit Agreement and Loan Documents dated as of March 3, 1994,
                          Third Amendment to Credit Agreement and Loan Documents dated as of March 17, 1995 and
                          Fourth Amendment to Credit Agreement and Loan Documents dated as of July 7, 1995.
          10.6(a)    --   Collateral Security Agreement dated as of October 16, 1992 between FIRC and Texas Commerce
                          Bank National Association as collateral agent for the ratable benefit of NationsBank of
                          Texas, N.A., as agent, and the banks party to the Credit Agreement filed as Exhibit 10.5.

          10.7(a)    --   Escrow Agreement dated as of October 16, 1992 among FIRC, NationsBank of Texas, N.A. as agent for the banks party to the Credit Agreement filed as Exhibit 10.5, and Texas
                          Commerce Bank National Association as Escrow Agent.
          10.8(a)    --   Transfer and Administration Agreement dated as of March 3, 1994 among FIRC, Enterprise
                          Funding Corporation, Texas Commerce Bank National Association and NationsBank N.A.
                          (Carolinas) (formerly NationsBank of North Carolina, N.A.), as amended by Amendment Number
                          1 dated August 1, 1994, Amendment Number 2 dated February 28, 1995 and Amendment No. 3 dated March 21, 1995.
          10.9(a)    --   Servicing Agreement dated as of October 16, 1992 between FIRC and General Electric Capital
                          Corporation, as amended by First Amendment to Servicing Agreement dated as of November 4,
                          1993, Second Amendment to Servicing Agreement dated as of March 1, 1994 and Third
                          Amendment to Servicing Agreement dated as of June 1, 1995.
          10.10(a)  --    Purchase Agreement between FIRC and First Investors Financial Services, Inc. ("First
                          Investors") dated October 16, 1992, as amended by First Amendment to Purchase Agreement dated as of November 5, 1993 and Second Amendment to Purchase Agreement dated as of March 3, 1994.
          10.11(a)  --    Auto Loan Protection Insurance Policy dated October 13, 1992 issued by Agricultural Excess
                          & Surplus Insurance Company to FIRC as insured.
          10.12(a)  --    Auto Loan Protection Insurance Policy dated April 8, 1994 issued by National Union Fire
                          Insurance Company of Pittsburgh to FIRC as insured.
          10.13(a)  --    Facultative Reinsurance Agreement between National Fire Insurance Company of Pittsburgh and First Investors Insurance Company, as reinsurer, dated as of May 26, 1995.
          10.14(a)  --    Blanket Collateral Protection Insurance Policy dated October 5, 1992 issued by
                          Agricultural Excess & Surplus Insurance Company to FIRC as insured.
          10.15(a)  --    ISDA Master Agreement dated August 12, 1994 between FIRC and NationsBank of Texas, N.A.
                          together with Confirmation of U.S. Dollar Rate Swap Transaction dated June 14, 1995 and
                          Confirmation for U.S. Dollar Rate Swap Transaction dated May 16, 1995.
          10.16(a)  --    Employment Agreement dated as of March 20, 1992 between the Registrant and Tommy A. Moore,
                          Jr., as amended by First Amendment dated as of March 15, 1995 and Second Amendment dated as of July 1, 1995.
          10.17(a)  --    Lease Agreement between A.I.G. Realty, Inc. and First Investors dated as of June 1, 1992, as amended by Amendment One dated October 29, 1993 and Amendment Two dated October 26, 1994.
          10.18(a)  --    Redemption Agreement dated as of June 8, 1995 among the Registrant and all holders of its class of 1993 Preferred Stock.
          10.21(a)  --    1995 Employee Stock Option Plan of the Registrant.
          10.22(a)  --    Form of Stock Option Agreement between the Registrant and Robert L. Clarke dated August 25, 1995.
          10.23(b)  --    Amendment No. 4 dated November 20, 1995 to the Transfer and Administration Agreement dated as of March 3, 1994, filed as Exhibit 10.8.
          10.24(b)  --    Employment Agreement dated as of May 1, 1996 between the Registrant and Bennie H. Duck.
          10.25(b)  --    Amendment Three dated October 10, 1995 to the Lease Agreement between A.I.G. Realty, Inc.
                          and the Registrant, filed as Exhibit 10.17.
          10.26(b)  --    Confirmation for U.S. Dollar Rate Swap Transaction dated November 16, 1995.
          10.27(b)  --    Commitment Letter dated June 24, 1996 between Enterprise Funding Corporation and FIRC, Inc.
          10.28(c)  --    Confirmation for U.S. Dollar Rate Swap Transaction dated August 7, 1996.

          10.29(d)  --    Security Agreement dated as of October 22, 1996 among First Investors Auto Receivables
                          Corporation, Enterprise Funding Corporation, Texas Commerce Bank National Association,
                          MBIA Insurance Corporation, NationsBank N.A., and First Investors Financial Services, Inc.
          10.30(d)  --    Note Purchase Agreement dated as of October 22, 1996 between First Investors Auto
                          Receivables Corporation and Enterprise Funding Corporation.
          10.31(d)  --    Purchase Agreement dated as of October 22, 1996 between First Investors Financial
                          Services, Inc. and First Investors Auto Receivables Corporation.
          10.32(d)  --    Insurance Agreement dated as of October 1, 1996 among First Investors Auto Receivables
                          Corporation, MBIA Insurance Corporation, First Investors Financial Services, Inc., Texas
                          Commerce Bank National Association, and NationsBank N.A.
          10.33(d)  --    Servicing Agreement dated as of October 22, 1996 between First Investors Auto Receivables
                          Corporation and General Electric Capital Corporation.
          10.34(d)  --    Amended and Restated Credit Agreement dated as of October 30, 1996 among F.I.R.C., Inc.
                          and NationsBank of Texas, N.A., individually and as Agent for the financial institutions party thereto.
          10.35(d)  --    Amended and Restated Collateral Security Agreement dated as of October 30, 1996 between
                          F.I.R.C., Inc. and Texas Commerce Bank National Association as collateral agent for the ratable benefit of NationsBank of Texas, N.A. individually and as agent for the financial institutions party to the Amended and Restated Credit Agreement filed as Exhibit 10.34.
          10.36(d)  --    Amended and Restated Purchase Agreement dated as of October 30, 1996 between First
                          Investors Financial Services, Inc. and F.I.R.C., Inc.
          10.37(d)  --    Amended and Restated Servicing Agreement between F.I.R.C., Inc. and General Electric Capital Corporation.
          10.38(e)  --    Third Amendment dated January 20, 1997 to the Employment Agreement dated as of March 20,
                          1992 between the Registrant and Tommy A. Moore, Jr.
          10.39(f)   --   First Amendment to the Amended and Restated Credit Agreement dated January 31, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.40(f)   --   Second Amendment to the Amended and Restated Credit Agreement dated May 15, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.41(f)   --   Employment Agreement dated July 16, 1997 between First Investors Financial Services, Inc.
                          and Tommy A. Moore, Jr.
          10.42(f)   --   Credit Agreement dated as of July 18, 1997 between First Investors Financial Services,
                          Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.43(f)   --   Pledge and Security Agreement dated as of July 18, 1997 by and among First Investors
                          (Vermont) Holdings, Inc. and NationsBank of Texas, N.A., as agent for the banks party thereto.
          10.44(f)   --   Pledge Agreement dated as of July 18, 1997 by and among First Investors Financial
                          Services, Inc. and NationsBank of Texas, N.A., as agent for the banks party thereto.
          10.45(g)  --    Security Agreement dated as of January 1, 1998 among First Investors Auto Capital
                          Corporation, First Union Capital Markets Corp., and First Investors Financial Services, Inc.
          10.46(g)  --    Note Purchase Agreement dated as of January 1, 1998 between First Investors Auto Capital
                          Corporation, First Union Capital Markets Corp., the Investors, First Union National Bank,
                          and Variable Funding Capital Corporation.
          10.47(g)  --    Purchase Agreement dated as of January 1, 1998 between First Investors Financial Services,
                          Inc. and First Investors Auto Capital Corporation.
          10.48(g)  --    Servicing Agreement dated as of January 1, 1998 between First Investors Auto Capital
                          Corporation and General Electric Capital Corporation.

          10.49(h)  --    Employment Agreement dated as of May 1, 1998 between the Registrant and Bennie H. Duck.
          10.50(h)  --    Employment Agreement dated as of May 1, 1998 between the Registrant and Joseph A. Pisano.
          10.51(i)   --   Loan and Security Agreement dated as of October 2, 1998 between Variable Funding Capital
                          Corporation, Auto Lenders Acceptance Corporation, ALAC Receivables Corp. and FIFS
                          Acquisition Funding Company, L.L.C.
          10.52(i)   --   Custodial Agreement dated as of October 2, 1998 among Variable Funding Capital
                          Corporation, Norwest Bank Minnesota, NA, and Auto Lenders Acceptance Corporation.
          10.53(i)   --   Contract Purchase Agreement dated as of October 2, 1998 by and between Auto Lenders
                          Acceptance Corporation and FIFS Acquisition Funding Company, L.L.C.
          10.54(i)   --   NIM Collateral Purchase Agreement dated as of October 2, 1998 by and between Auto Lenders
                          Acceptance Corporation, ALAC Receivables Corporation and FIFS Acquisition Funding Company, L.L.C.
          10.55(k)  --    Third Amendment to the Amended and Restated Credit Agreement dated January 25, 1999 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.56(k)  --    Second Amendment to the Credit Agreement dated January 25, 1999 between First Investors
                          Financial Services, Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.57     --    Amendment Number 2 to Security Agreement dated March 31, 1999 among First Investors Auto
                          Receivables Corporation, Enterprise Funding Corporation, Chase Bank of Texas, National
                          Association, Norwest Bank Minnesota, National Association, MBIA Insurance Corporation,
                          NationsBank N.A., and First Investors Financial Services, Inc.
          10.58     --    Amendment Number 1 to Note Purchase Agreement dated as of March 31, 1999 among First
                          Investors Auto Receivables Corporation and Enterprise Funding Corporation.
          10.59     --    Amendment Number 1 to Insurance Agreement dated March 31, 1999 among First Investors Auto
                          Receivables Corporation, MBIA Insurance Corporation, First Investors Financial Services,
                          Inc., Auto Lenders Acceptance Corporation, Norwest Bank Minnesota, National Association
                          and NationsBank, N.A.
          10.60     --    Servicing Agreement dated March 31, 1999 among First Investors Auto Receivables
                          Corporation, Norwest Bank Minnesota, National Association and Auto Lenders Acceptance Corporation.
          10.61     --    Guaranty dated March 31, 1999 by First Investors Financial Services, Inc., First Investors
                          Auto Receivables Corporation, Auto Lenders Acceptance Corporation and Norwest Bank
                          Minnesota, National Association.

          21.1(j)    --   Subsidiaries of the Registrant.

------------

              (a)   -- Exhibit previously filed with the Company's Registration Statement on Form S-1,
                       Registration No. 33-94336 and incorporated herein by reference.
              (b)   -- Exhibit previously filed on 1996 Form 10-K and incorporated herein by reference.
              (c)   -- Exhibit previously filed on July 31, 1996 First Quarter Form 10-Q and incorporated herein by reference.
              (d)   -- Exhibit previously filed on October 31, 1996 Second Quarter Form 10-Q and incorporated herein by reference.
              (e)   -- Exhibit previously filed on January 31, 1997 Third Quarter Form 10-Q and incorporated herein by reference.
              (f)   -- Exhibit previously filed on July 31, 1997 First Quarter Form 10-Q and incorporated herein by reference.
              (g)   -- Exhibit previously filed on January 31, 1998 Third Quarter Form 10-Q and incorporated herein by reference.
              (h)   -- Exhibit previously filed on 1998 Form 10-K and incorporated herein by reference.
              (i)   -- Exhibit previously filed on October 31, 1998 Second Quarter Form 10-Q and incorporated herein by reference.
              (j)   -- Exhibit previously filed on October 2, 1998 Form 8-K and incorporated herein by reference.
              (k)   -- Exhibit previously filed on January 31, 1999 Third Quarter Form 10-Q and incorporated herein by reference.

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


                                  FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                 (Registrant)

Date:  July 23, 1999              By: /s/ TOMMY A. MOORE, JR.
                                          TOMMY A. MOORE, JR.
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.


           SIGNATURE                    TITLE
          -----------                 ---------

    /s/ FENTRESS BRACEWELL       Chairman of the Board, Director
     FENTRESS BRACEWELL

   /s/ TOMMY A. MOORE, JR.       President and Chief Executive Officer, Director
     TOMMY A. MOORE, JR.         (Principal Executive Officer)

      /s/ BENNIE H. DUCK         Vice President and Chief Financial Officer
       BENNIE H. DUCK            (Principal Financial and Accounting Officer)

   /s/ BRADLEY F. BRACEWELL      Director
    BRADLEY F. BRACEWELL

     /s/ ROBERT L. CLARKE        Director
      ROBERT L. CLARKE

    /s/ ROBERTO MARCHESINI       Director
     ROBERTO MARCHESINI

      /s/ J. W. SMELLEY          Director
        J. W. SMELLEY

    /s/ WALTER A. STOCKARD       Director
     WALTER A. STOCKARD

 /s/ WALTER A. STOCKARD, JR.     Director
   WALTER A. STOCKARD, JR.

Date:  July 23, 1999

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                        PAGE
                                        ----

Report of Independent Public
  Accountants........................   F-2

Consolidated Balance Sheets as of
  April 30, 1998 and 1999............   F-3

Consolidated Statements of Operations
  for the Years Ended April 30, 1997,
  1998
  and 1999...........................   F-4

Consolidated Statements of
  Shareholders' Equity for the Years
  Ended April 30, 1997,
  1998 and 1999......................   F-5

Consolidated Statements of Cash Flows
  for the Years Ended April 30, 1997,
  1998
  and 1999...........................   F-6

Notes to Consolidated Financial
  Statements.........................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Investors Financial Services Group, Inc.:

We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Houston, Texas
July 2, 1999

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1998 AND 1999


                                             1998              1999
                                       ----------------  ----------------
               ASSETS
-------------------------------------
Receivables Held for Investment,
  net................................  $    139,598,675  $    183,318,532
Receivables Acquired for Investment,
  net................................         --               41,023,768
Investment in Trust Certificates.....         --               10,754,512
Cash and Short-Term Investments,
  including restricted cash of
  $3,215,540 and $7,487,636..........         3,698,121        11,515,872
Other Receivables:
     Due from servicer...............        10,229,975        14,065,957
     Accrued interest................         2,057,346         2,365,231
Assets Held for Sale.................         1,219,885         1,693,255
Other Assets:
     Funds held under reinsurance
       agreement.....................         2,016,682         2,620,296
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $846,250 and $1,702,088....         1,638,947         4,898,045
     Deferred income tax asset,
       net...........................           298,235           553,781
     Federal income tax receivable...           495,280         --
                                       ----------------  ----------------
          Total assets...............  $    161,253,146  $    272,809,249
                                       ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Debt:
     Secured credit facilities.......  $    130,813,078  $    176,549,417
     Unsecured credit facility.......         2,500,000         7,235,000
     Acquisition term facility.......         --               55,737,371
Other Liabilities:
     Due to dealers..................           241,988           162,081
     Accounts payable and accrued
       liabilities...................         2,317,840         5,633,304
     Current income taxes payable....           219,770           329,764
                                       ----------------  ----------------
          Total liabilities..........       136,092,676       245,646,937
                                       ----------------  ----------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares
       authorized, 5,566,669 and
       5,566,669 issued
       and outstanding...............             5,567             5,567
     Additional paid-in capital......        18,464,918        18,464,918
     Retained earnings...............         6,689,985         8,691,827
                                       ----------------  ----------------
          Total shareholders'
             equity..................        25,160,470        27,162,312
                                       ----------------  ----------------
          Total liabilities and
             shareholders' equity....  $    161,253,146  $    272,809,249
                                       ================  ================

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED APRIL 30, 1997, 1998 AND 1999

                                            1997            1998            1999
                                       --------------  --------------  --------------
Interest Income......................  $   18,151,669  $   20,049,129  $   31,076,003
Interest Expense.....................       6,706,341       7,833,677      12,781,725
                                       --------------  --------------  --------------
          Net interest income........      11,445,328      12,215,452      18,294,278
Provision for Credit Losses..........       2,520,253       3,900,966       4,661,000
                                       --------------  --------------  --------------
Net Interest Income After Provision
  for Credit Losses..................       8,925,075       8,314,486      13,633,278
                                       --------------  --------------  --------------
Other Income:
     Servicing.......................        --              --             1,199,628
     Late fees and other.............         693,807         617,140       1,594,149
                                       --------------  --------------  --------------
          Total other income.........         693,807         617,140       2,793,777
                                       --------------  --------------  --------------
Operating Expenses:
     Servicing fees..................       1,536,225       1,838,002       2,350,741
     Salaries and benefits...........       2,350,986       2,639,080       6,030,007
     Other...........................       2,356,316       2,526,404       4,893,800
                                       --------------  --------------  --------------
          Total operating expenses...       6,243,527       7,003,486      13,274,548
                                       --------------  --------------  --------------
Income Before Provision for Income
  Taxes..............................       3,375,355       1,928,140       3,152,507
                                       --------------  --------------  --------------
Provision (Benefit) for Income Taxes:
     Current.........................       1,745,352         614,130       1,406,211
     Deferred........................        (513,348)         89,641        (255,546)
                                       --------------  --------------  --------------
          Total provision for income
             taxes...................       1,232,004         703,771       1,150,665
                                       --------------  --------------  --------------
Net Income...........................  $    2,143,351  $    1,224,369  $    2,001,842
                                       ==============  ==============  ==============
Basic and Diluted Net Income Per
  Common Share.......................           $0.39           $0.22           $0.36
                                       ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 1997, 1998 AND 1999

                                                     ADDITIONAL
                                         COMMON        PAID-IN        RETAINED
                                          STOCK        CAPITAL        EARNINGS         TOTAL
                                         -------     -----------   --------------  --------------
Balance, April 30, 1996..............    $5,567      $18,464,918   $    3,322,265  $   21,792,750
     Net income......................      --            --             2,143,351       2,143,351
                                         -------     -----------   --------------  --------------
Balance, April 30, 1997..............     5,567       18,464,918        5,465,616      23,936,101
     Net income......................      --            --             1,224,369       1,224,369
                                         -------     -----------   --------------  --------------
Balance, April 30, 1998..............     5,567       18,464,918        6,689,985      25,160,470
     Net income......................      --            --             2,001,842       2,001,842
                                         -------     -----------   --------------  --------------
Balance, April 30, 1999..............    $5,567      $18,464,918   $    8,691,827  $   27,162,312
                                         =======     ===========   ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED APRIL 30, 1997, 1998 AND 1999

                                             1997              1998              1999
                                       ----------------  ----------------  ----------------
Cash Flows From Operating Activities:
     Net income......................  $      2,143,351  $      1,224,369  $      2,001,842
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
             amortization expense....         1,816,195         2,369,672         3,363,379
          Provision for credit
             losses..................         2,520,253         3,900,966         4,661,000
          Charge-offs, net of
             recoveries..............        (1,968,383)       (3,884,418)       (4,329,894)
       (Increase) decrease in:
          Accrued interest
             receivable..............          (309,407)         (133,986)         (307,885)
          Restricted cash............          (502,243)          334,851          (145,253)
          Deferred financing costs
             and other...............          (436,350)         (664,036)       (1,210,261)
          Funds held under
             reinsurance agreement...           267,235           546,772          (603,614)
          Due from servicer..........        (3,161,034)       (1,802,410)       (3,835,982)
          Deferred income tax asset,
             net.....................          (387,876)           89,641          (255,546)
          Federal income tax
             receivable..............           295,523          (495,280)          495,280
       Increase (decrease) in:
          Due to dealers.............          (463,937)         (100,709)          (79,907)
          Accounts payable and
             accrued liabilities.....           767,743          (142,845)        1,782,812
          Current income taxes
             payable.................           (83,962)          110,298           109,994
          Deferred income tax
             liability, net..........          (125,472)        --                --
                                       ----------------  ----------------  ----------------
       Net cash provided by operating
          activities.................           371,636         1,352,885         1,645,965
                                       ----------------  ----------------  ----------------
Cash Flows From Investing Activities:
     Purchases of receivables held
       for investment................       (68,854,056)      (77,965,915)     (114,309,752)
     Principal payments from
       receivables held for
       investment....................        45,535,622        54,397,892        67,224,322
     Principal payments from
       receivables acquired for
       investment....................         --                --               14,652,354
     Principal payments from trust
       certificates..................         --                --                4,519,183
     Acquisition of a business, net
       of cash acquired..............         --                --              (76,052,178)
     Purchase of furniture and
       equipment.....................           (82,999)         (138,195)         (342,949)
                                       ----------------  ----------------  ----------------
          Net cash used in investing
             activities..............       (23,401,433)      (23,706,218)     (104,309,020)
                                       ----------------  ----------------  ----------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Secured debt...............        61,419,920        68,478,349       104,853,807
          Unsecured debt.............         --                2,500,000        20,435,000
          Acquisition debt...........         --                --               75,000,000
     Principal payments made on --
          Secured debt...............       (39,574,425)      (50,559,402)      (59,117,468)
          Unsecured debt.............         --                --              (15,700,000)
     Acquisition debt................         --                --              (19,262,629)
                                       ----------------  ----------------  ----------------
          Net cash provided by
             financing activities....        21,845,495        20,418,947       106,208,710
                                       ----------------  ----------------  ----------------
Increase (Decrease) in Cash and
  Short-Term Investments.............        (1,184,302)       (1,934,386)        3,545,655
Cash and Short-Term Investments at
  Beginning of Year..................         3,601,269         2,416,967           482,581
                                       ----------------  ----------------  ----------------
Cash and Short-Term Investments at
  End of Year........................  $      2,416,967  $        482,581  $      4,028,236
                                       ================  ================  ================
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the year for --
          Interest...................  $      6,294,815  $      7,748,529  $     12,196,708
          Income taxes...............         1,533,791           999,112           800,937

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 30, 1997, 1998 AND 1999

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors or the Company) was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS's wholly owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), First Investors Auto Capital Corporation (FIACC) and Auto Lenders Acceptance Corporation (ALAC). First Investors, together with its subsidiaries, is hereinafter referred to as the Company.

     FIFS began operations in May 1989 and is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of April 30, 1999, approximately 35 percent of receivables held for investment had been originated in Texas. The Company currently operates in 26 states.

     FIIC was organized under the captive insurance company laws of the state of Vermont for the purpose of reinsuring certain credit enhancement insurance policies which have been written by unrelated third party insurance companies.

     On October 2, 1998, the Company completed the acquisition of ALAC from Fortis, Inc. and the operations of ALAC are included in the consolidated results of the Company since the date of acquisition. See Note 15. Headquartered in Atlanta, Georgia, ALAC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 18 states on a Receivables Acquired for Investment and Receivables Managed Portfolio of $105.5 million.

2.  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates used by the Company relate to the allowance for credit losses and nonaccretable difference. See Notes 3 and 4. Actual results could differ from those estimates.

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

     RECEIVABLES ACQUIRED FOR INVESTMENT. In connection with loans that were acquired in a portfolio purchase, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the loan's contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan's expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan. Additionally, accretion of yield expected to be paid to others is recorded as a reduction of interest income.

     Over the life of the loan, the Company continues to estimate expected cash flows. The Company evaluates whether the present value of any decrease in the loan's actual or expected cash flows should be recorded as a loss provision for the loan. For any material increases in estimated cash flows, the Company adjusts the amount of accretable yield by reclassification from nonaccretable difference. The Company then adjusts the amount of periodic accretion over the loan's remaining life. See Note 4.

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

     Interest-only residuals result from excess cash flows of the securitizations. Interest-only residuals are computed as the differential between the weighted average interest rate earned on the automobile receivables securitized and the rate paid to the noteholders and certificate-holders, net of contractual servicing fees to be paid to the Company. The resulting differential represents an asset in the period in which the automobile receivables are securitized equal to the present value of estimated future excess interest cash flows adjusted for anticipated prepayments and losses.

     Trust certificates and interest-only residuals are valued at the present value of expected future cash flows using discount rates that the Company expects to yield. These discount rates are the result of the purchase price of the interests and the expected future cash flows. Interests are recorded at amortized cost. If actual cash flows are less than expected cash flows, the Company will write down the value of the interests. If actual cash flows exceed expected cash flows, additional yield will be recognized on a prospective basis. The Company utilized prepayment speeds, loss rate and discount

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


rate assumptions to determine the fair value of the trust certificates and interest-only residuals. During 1999, the assumptions used were:

                                          RANGE
                                       ------------
Prepayment...........................  .9% ABS
Loss rate............................  15% to 15.5%
Discount rate........................  17% to 18%

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

     ALLOWANCE FOR CREDIT LOSSES. For receivables financed under the FIRC credit facility, the Company purchases credit enhancement insurance from third-party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance and dealer reserves absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure the credit enhancement insurance coverage. The credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter has been reinsured by FIIC. Beginning in October 1996, all receivables recorded by the Company were covered by credit enhancement insurance while pledged as collateral for the FIRC credit facility. Once receivables are transferred to the FIARC commercial paper facility, credit enhancement insurance is cancelled. In addition, no default insurance is purchased for core receivables originated and financed under the FIACC commercial paper facility. Accordingly, the Company is exposed to credit losses for all receivables either reinsured by FIIC or uninsured and provides an allowance for such losses.

     The allowance for credit losses represents management's estimate of losses for receivables that have become impaired. In making this estimate, management segregates the receivables acquired under its "core program" from receivables acquired under a "dealer recourse program" (see Note 3). For receivables acquired under the dealer recourse program, the Company recovers actual losses from direct dealer reimbursements and from dealer reserves. Management analyzes the core program receivable portfolio characteristics as compared to its underwriting criteria, delinquency and repossession statistics, historical loss experience, size, quality and concentration characteristics of the receivable portfolio, as well as external factors such as future economic outlooks.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     SERVICING AGREEMENT. The Company has entered into a servicing agreement with General Electric Capital Corporation (GECC) which terminates on October 31, 2000, subject to earlier termination depending on the outcome of annual pricing renegotiations. In the event the GECC agreement were to terminate, GECC would remain obligated to continue to service existing receivables through their maturities. The Company, however, reserves the right to cancel the servicing agreement at any time without penalty. Under this agreement, GECC is responsible for (i) receipt, review and verification of all collateral and documentation requirements, (ii) establishment and administration of payment and collection schedules, and (iii) repossession of vehicles securing defaulted receivables. Servicing fees are paid to GECC monthly based on the number of receivables being serviced during the period, and GECC is entitled to reimbursement for certain expenses relating primarily to liquidation of collateral. Due from servicer primarily represents unremitted principal and interest payments and proceeds from sale of repossessed collateral.

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

     SERVICING INCOME. Servicing income is recognized on loan receivables previously sold by ALAC in connection with two asset securitization transactions. Under these transactions, ALAC, as servicer, is entitled to receive a fee of 3% on the outstanding principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer.

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

     INTEREST RATE SWAP AND CAP AGREEMENTS. The Company enters into interest rate swap and cap agreements to manage the exposure of floating interest rates under the terms of its credit facilities (see Note 7). The Company endeavors to maintain the effectiveness of the interest rate swap or cap agreements by selecting products with dollar denominated notional principal amounts, LIBOR rate indices and interest reset periods similar to its credit facilities. The differentials paid or received on interest rate agreements are accrued and recognized currently as adjustments to interest expense. Premiums paid or received on these agreements, if any, are amortized to interest expense over the term of the related agreement. Gains and losses on early terminations of interest rate swap and cap agreements are included in the carrying amount of the related debt and amortized as yield adjustments over the estimated remaining term of the swap.

     EMPLOYEE STOCK OPTIONS. The Company accounts for its stock-based compensation under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. The Company has made annual pro forma disclosures of net income and earnings per share as if the stock based compensation awards were based on the fair value of the awards at the date of grant. See Note 12.

     DERIVATIVES. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 effective for its fiscal year beginning May 1, 2001. Management has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements. However, the Statement could increase volatility in earnings.

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

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders divided by the weighted average number of shares of common stock outstanding (see Note 12 and Note 14).

     FURNITURE AND EQUIPMENT. Furniture and equipment are carried at cost, less accumulated depreciation. Depreciable assets are amortized using the straight-line method over the estimated useful lives (two to five years) of the respective assets.

     CASH AND SHORT-TERM INVESTMENTS. The Company considers all investments with a maturity of three months or less when purchased to be short-term investments and treated as cash equivalents. See Note 5 for components of restricted cash.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1997 and 1998 amounts to conform with the 1999 presentation.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  RECEIVABLES HELD FOR INVESTMENT

     The receivables generally have terms of 36 to 60 months and are collateralized by the underlying vehicles. Net receivable balances consisted of the following at April 30, 1998 and 1999:


                                             1998              1999
                                       ----------------  ----------------
Receivables..........................  $    136,445,808  $    179,807,957
Unamortized premium and deferred
fees.................................         4,351,412         5,040,226
Allowance for credit losses..........        (1,198,545)       (1,529,651)
                                       ----------------  ----------------
     Net receivables.................  $    139,598,675  $    183,318,532
                                       ================  ================

     At April 30, 1999, the weighted average remaining term of the receivable portfolio is 45 months and the weighted average contractual interest rate is
17.4 percent. Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms, are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30-
          2000.......................  $     45,696,371
          2001.......................        45,561,028
          2002.......................        42,167,044
          2003.......................        32,892,835
          2004.......................        13,490,679
                                       ----------------
                                       $    179,807,957
                                       ================

     Under the core program, the Company has nonexclusive agreements with dealerships which may be terminated at any time by either party. These agreements, which contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles and compliance with applicable laws and other matters, do not guarantee collectability solely because of payment default. At April 30, 1998 and 1999, the Company had investments in receivables pursuant to the core program with aggregate principal balances of $134,907,079 and $179,319,373, respectively.

     Activity in the allowance for credit losses for the years ended April 30, 1998 and 1999, was as follows:

                                            1998            1999
                                       --------------  --------------
Balance, beginning of year...........  $    1,181,997  $    1,198,545
     Provision for credit losses.....       3,900,966       4,661,000
     Charge-offs, net of
       recoveries....................      (3,884,418)     (4,329,894)
                                       --------------  --------------
Balance, end of year.................  $    1,198,545  $    1,529,651
                                       ==============  ==============

     At April 30, 1998 and 1999, the Company had investments in receivables pursuant to the dealer recourse program with an aggregate principal balance of $1,538,729 and $488,584; and dealer reserves of $238,000 and $161,052. The
Company instituted a dealer recourse program in November 1992, whereby the participating dealers were obligated for an agreed period of time, usually 12 to 18 months, to reimburse the Company for losses upon the occurrence of default by the borrower. The Company no longer utilizes this program.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 1999:

Contractual payments receivable from
  Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality net of excess cash
  flows to be sold...................  $     62,970,901
Nonaccretable difference.............       (14,314,526)
Accretable yield.....................        (7,632,607)
                                       ----------------
Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net................        41,023,768
                                       ================

     The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has estimated that it would be unable to collect.

                                        NONACCRETABLE      ACCRETABLE
                                          DIFFERENCE         YIELD
                                       ----------------  --------------
Balance at April 30, 1998............  $      --         $     --
     Additions.......................        24,603,781      12,225,259
     Accretion.......................         --             (4,592,652)
     Eliminations....................       (10,289,255)       --
                                       ----------------  --------------
Balance at April 30, 1999............  $     14,314,526  $    7,632,607
                                       ================  ==============

     Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms, are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30 --
     2000...............................  $   19,368,917
     2001...............................      19,368,917
     2002...............................      15,137,878
     2003...............................       9,095,189
                                          --------------
                                          $   62,970,901
                                          ==============

5.  RESTRICTED CASH

     The components of restricted cash at April 30, 1998 and 1999, are as follows:

                                           1998           1999
                                       -------------  -------------
Dealer reserves (Note 3).............  $     238,000  $     161,052
Commercial paper facilities
  compensating balances
  (Note 7)...........................      1,145,912      2,794,117
Acquisition facility compensating
  balance (Note 7)...................       --            3,126,843
Funds held in trust for receivable
  fundings...........................      1,322,427        648,451
Warehouse credit facility account
  (Note 7)...........................        251,511        437,734
Other................................        257,690        319,439
                                       -------------  -------------
     Total restricted cash...........  $   3,215,540  $   7,487,636
                                       =============  =============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  DEFERRED FINANCING COSTS AND OTHER ASSETS

     The components of deferred financing costs and other assets at April 30, 1998 and 1999, are as follows:

                                           1998           1999
                                       -------------  -------------
Deferred financing costs, net........  $     642,044  $     594,596
Furniture and equipment, net.........        206,380      2,193,544
Accounts receivable..................         27,800      1,036,586
Other, net...........................        762,723      1,073,319
                                       -------------  -------------
     Total...........................  $   1,638,947  $   4,898,045
                                       =============  =============

7.  DEBT

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

     FIRC CREDIT FACILITY. The primary source of initial acquisition financing for receivables has been primarily provided through a syndicated warehouse credit facility agented by Bank of America. The borrowing base is defined as the sum of the principal balance of the receivables pledged and the amount on deposit in an escrow account. The Company is required to maintain a reserve account equal to the greater of one percent of the principal amount of receivables financed or $250,000. During fiscal year 1999, the FIRC credit facility was increased to $65 million from $55 million. Borrowings under the FIRC credit facility bear interest at a rate selected by the Company at the time of the advance of either the base rate, defined as the higher of the prime rate or the federal funds rate plus .5 percent, the LIBOR rate plus .5 percent, or a rate agreed to by the Company and the banks. The facility also provides for the payment of a fee of .25 percent per annum based on the total committed amount.

     Borrowings under the FIRC credit facility were $43,610,000 and $65,000,000 at April 30, 1998 and 1999, respectively, and had weighted average interest rates, including the effect of facility fees and hedge instruments, as applicable, of 6.35 percent and 5.84 percent as of such dates. The FIRC credit facility provides for a term of one year at which time the outstanding principal balance will be payable in full, although there are provisions allowing the Company a period of six months to refinance the facility in the event that it is not renewed. The current term of the FIRC credit facility expires on October 15, 1999. The Company presently intends to seek an extension of this arrangement prior to its expiration.

     FIARC COMMERCIAL PAPER FACILITY. The Company has indirect access to the commercial paper market through a commercial paper conduit facility through Enterprise Funding Corporation (Enterprise), a commercial paper conduit administered by Bank of America. Receivables are transferred periodically from the FIRC credit facility to Enterprise through the assignment of an undivided interest in a specified group of receivables. Enterprise issues commercial paper (indirectly secured by the receivables), the proceeds of which are used to repay the FIRC credit facility.

     On October 22, 1996, the Company completed a $105 million commercial paper conduit financing through Enterprise which remained in effect until this facility was increased in March 1999 to $135 million. The financing is provided to a special-purpose, wholly-owned subsidiary of the

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company, FIARC. Credit enhancement for the $135 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. The current term of the FIARC commercial paper facility expires on March 31, 2000. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. At April 30, 1998 and 1999, the Company had borrowings of $87,203,078 and $90,735,214, respectively, outstanding under the commercial paper facility at weighted average interest rates, including the effect of program fees, dealer fees and hedge instruments, as applicable, of 6.17 percent and 5.75 percent, respectively. The Company presently intends to seek an extension of this arrangement prior to its expiration.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with VFCC, a commercial paper conduit administered by First Union National Bank, to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 1999, the maximum borrowings available under the facility were $25 million. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .55 percent. In addition, the Company is required to pay periodic facility fees of
 .25 percent on the unused portion of this facility.

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

     The current term of the FIACC commercial paper facility expires on December 31, 1999. If the facility was not extended, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration. At April 30, 1999, borrowings were $20,814,203 under the FIACC commercial paper facility, and had a weighted average interest rate of 5.26 percent, including the effects of program fees and hedge instruments.

     ACQUISITION FACILITY. On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (FIFS Acquisition), entered into a $75 million non-recourse bridge financing facility with Variable Funding Capital Corporation (VFCC), an affiliate of First Union National Bank, to finance the Company's acquisition of ALAC. Contemporaneously with the Company's purchase of ALAC, ALAC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by ALAC as of the acquisition date, (ii) ALAC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by ALAC, and (iii) certain other financial assets, including charged-off accounts owned by ALAC as of the acquisition date. These assets, along with a $1 million

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35 percent and expires on October 31, 1999. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay ALAC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to ALAC is also utilized to reduce principal outstanding on the indebtedness. The Company is currently negotiating with First Union to refinance the acquisition facility over an extended term sufficient to amortize the outstanding balance of the indebtedness through collections of the underlying receivables and trust certificates. It is anticipated that the permanent financing will consist of issuing various tranches of notes, to be held by VFCC, or certificates to be held by the Company and First Union, which will contain distinct principal amortization requirements and interest rates. The Company anticipates no material change in the weighted average interest rate under the permanent financing. It is anticipated, however, that in conjunction with VFCC providing the permanent financing, VFCC will obtain a beneficial interest in certain portion of the excess cash flow generated by the remaining assets. The amount of excess cash to be received by First Union will vary depending upon the timing and amount of such cash flows. To the extent that the facility is not finalized prior to the expiration date, the Company intends to seek a short-term extension to allow for the completion of the term financing. The Company has no reason to believe that an agreement with VFCC will not grant such an extension or that an agreement to refinance the bridge loan will not be reached prior to the then final maturity of the bridge facility. If the facility were not extended, the remaining outstanding principal balance would be due at maturity.

     WORKING CAPITAL FACILITY. The Company also maintains a $10 million working capital line of credit with Bank of America and First Union National Bank that is utilized for working capital and general corporate purposes. Borrowings under this facility bear interest at the Company's option of (i) NationsBank's prime lending rate, or (ii) a rate equal to 3.0 percent above the LIBOR rate for the applicable interest period. In addition, the Company is also required to pay period facility fees, as well as an annual agency fee. The current term of the $10 million facility expires on October 15, 1999, and is renewable at the option of the lender. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. The Company presently intends to seek an extension of this arrangement prior to its expiration. At April 30, 1998 and 1999, there was $2,500,000 and $7,235,000 outstanding under this facility.

     LOAN COVENANTS. The documentation governing these credit facilities contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and the working capital facility or the termination of the commercial paper facilities. Management of the Company believes it was in compliance with all covenants at April 30, 1999.

     HEDGE INSTRUMENTS. The Company's earnings are directly dependent on its ability to maintain a sufficient net interest spread between its fixed portfolio yield and its floating cost of funds. Accordingly, increases in the interest rates of the Company's borrowings could have an adverse impact on the Company's earnings. The Company has entered into various interest rate swap and cap agreements to minimize the adverse impact of increasing interest rates on its earnings by converting the floating rate exposure of the debt to a fixed rate. There can be no assurance, however, that this

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

strategy will consistently or completely offset adverse interest rate movements. Furthermore, while the Company believes that this strategy will enable it to achieve a sufficient net interest spread, it precludes the Company from realizing higher earnings from decreases in the interest rates of its credit facilities. During the years ended April 30, 1999, 1998 and 1997 amounts paid pursuant to the Company's interest rate management products were not material in relation to interest expense in the aggregate nor did they have a material impact on the Company's weighted average cost of funds during such periods.

     In September 1997, the Company elected to enter into three swap agreements having an aggregate notional amount of $120 million and fixing the Company's weighted average interest rate at 5.63 percent. Two of these swap agreements, having a notional amount of $90 million, were scheduled to expire in September 1998; while the remaining swap agreement, covering a notional amount of $30 million was scheduled to expire in October 1998. Under each swap agreement, Bank of America had the option of extending the maturity for an additional two years from the initial expiration date.

     On January 14, 1998, the Company elected to terminate the three swap agreements having an aggregate notional amount of $120 million in connection with its decision to enter into a swap agreement with Bank of America covering a notional amount of $120 million for an initial term of two years, expiring January 12, 2000. Under this agreement, the Company's interest rate is fixed at
5.565 percent on the $120 million notional amount. Bank of America has the option of extending the maturity to January 14, 2002.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  INCOME TAXES

     The temporary differences which give rise to net deferred tax assets are as follows at April 30, 1998 and 1999, respectively:

                                           1998          1999
                                       ------------  ------------
Deferred tax assets
     Allowance for credit losses.....  $    500,660  $    689,334
     Receivables acquired for
       investment, net...............       --            500,652
     Accrued expenses................        57,251       170,065
                                       ------------  ------------
                                            557,911     1,360,051
                                       ------------  ------------
Deferred tax liabilities
     Receivables held for investment,
       net...........................       (83,328)      --
     Investment in trust
       certificates..................       --           (686,436)
     Deferred costs, net.............       (74,697)      (56,634)
     Internally developed software...      (101,651)      (63,200)
                                       ------------  ------------
                                           (259,676)     (806,270)
                                       ------------  ------------
Net deferred tax assets..............  $    298,235  $    553,781
                                       ============  ============

     The provision (benefit) for income taxes for the years ended April 30, 1997, 1998 and 1999, consists of the following:

                                       1997          1998          1999
                                   -------------  -----------  -------------
Current --
     Federal.....................  $   1,541,900  $   548,343  $   1,347,472
     State.......................        203,452       65,787         58,739
                                   -------------  -----------  -------------
                                   $   1,745,352  $   614,130  $   1,406,211
                                   =============  ===========  =============
Deferred --
     Federal.....................  $    (409,156) $    89,023  $    (255,546)
     State.......................       (104,192)         618       --
                                   -------------  -----------  -------------
                                   $    (513,348) $    89,641  $    (255,546)
                                   =============  ===========  =============

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 1997, 1998 and 1999.

                                         1997       1998       1999
                                       ---------  ---------  ---------
Income tax -- statutory rate.........      34.00%     34.00%     34.00%
State income tax, net of federal
benefit..............................       2.50       2.50       2.10
Non-deductible expenses..............        .20        .50        .50
Tax free income......................      (.20)     (1.10)      (.40)
Other................................     --            .60        .30
                                       ---------  ---------  ---------
     Effective income tax rate.......      36.50%     36.50%     36.50%
                                       =========  =========  =========

9.  CREDIT RISKS

     Approximately 35 percent of the Company's receivables held for investment by principal balance at April 30, 1999, represent receivables acquired from dealers located in Texas. The economy of Texas is primarily dependent on petroleum and natural gas production and sales of related supplies

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and services, petrochemical operations, light and medium manufacturing operations, agribusiness and tourism. Job losses in any or all of these primary economic segments of the Texas economy may result in a significant increase in delinquencies or defaults in the Company's receivable portfolio. While the receivables are secured by vehicles, the Company has recourse to reserve accounts and dealers for losses on certain receivables and the Company has third-party default insurance for receivables originated prior to April 1994, there can be no assurance that such remedies would mitigate additional credit losses.

     The Company is also exposed to credit loss in the event that the counterparties to the swap agreements described in Note 7 do not perform their obligations. The terms of the Company's interest rate agreements provide for settlement on a monthly basis and accordingly, any credit loss due to non-performance of the counterparty would be limited to the amount due from the counterparty for the month non-performance occurred. The Company would be exposed to adverse interest rate fluctuations following any such non-performance. While management believes that it could enter into interest rate swap agreements with other counterparties to effectively manage such rate exposure, there is no assurance that it would be able to enter interest rate agreements on comparable terms as those of its present agreements.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                APRIL 30, 1998                    APRIL 30, 1999
                                        -------------------------------   -------------------------------
                                         CARRYING/                         CARRYING/
                                          NOTIONAL                          NOTIONAL
                                           AMOUNT         FAIR VALUE         AMOUNT         FAIR VALUE
                                        ------------   ----------------   ------------   ----------------
Financial assets --
     Receivables held for investment,
       net of unamortized premium and
       deferred fees.................   $136,445,808   $    145,829,396   $179,807,957   $    192,432,874
Off-balance sheet instruments --
     Swap agreements.................   $120,000,000   $       (152,043)  $171,668,397   $       (764,778)
     Cap agreements..................   $    --        $      --          $ 19,458,941   $        483,541

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

     RECEIVABLES ACQUIRED FOR INVESTMENT. The carrying value approximates fair value. The fair values were estimated by discounting expected cash flows at a risk-adjusted rate of return deemed to

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

be appropriate for investors in such receivables. Expected cash flows take into consideration management's estimates of prepayments, defaults and recoveries.

     INVESTMENT IN TRUST CERTIFICATES. The carrying value approximates fair value. The fair values were determined by utilizing prepayment speeds, loss rate assumptions and discount rate assumptions.

     CREDIT FACILITIES. The carrying amount approximates fair value because of the floating interest rates on the credit facilities.

     SWAP AGREEMENTS. The fair value approximates the payment the Company would have to make to or receive from the swap counterparty to terminate the swap agreements.

     CAP AGREEMENTS. The fair value approximates the payment the Company would have to make to or receive from the cap counterparty to terminate the cap agreements.

11.  DEFINED CONTRIBUTION PLAN

     Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan (the 401(k)) for its employees. An employee becomes eligible to participate on May 1 or November 1 immediately following the employee's attaining age 21 and completing six months of service. The Company pays the administrative expenses of the 401(k), and at the discretion of the Board of Directors, may make contributions to the 401(k). The Company did not make any contributions to the 401(k) during the fiscal years ended April 30, 1997, 1998 and 1999.

12.  SHAREHOLDERS' EQUITY

     PREFERRED STOCK. In June 1995, the shareholders approved a new series of preferred stock (New Preferred Stock) with a $1.00 par value, and authorized 1,000,000 shares. As of April 30, 1999, no shares have been issued.

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

     The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100 percent of the fair market value per share of Common Stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50 percent of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.

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

     A summary of the status of the Company's stock option plans for the years ended April 30, 1997, 1998 and 1999 is presented below:

                                                          WEIGHTED
                                                           AVERAGE
                                                          EXERCISE
                                         SHARES UNDER     PRICE PER
                                            OPTION          SHARE
                                         ------------     ---------
Outstanding at April 30, 1996........        70,000        $ 11.00
     Granted.........................        10,000        $ 11.00
                                         ------------
Outstanding at April 30, 1997........        80,000        $ 11.00
     Granted.........................        68,000        $  7.29
     Forfeited.......................       (10,000)       $ 11.00
                                         ------------
Outstanding at April 30, 1998........       138,000        $  9.17
     Granted.........................        --            $ --
     Forfeited.......................        (1,000)       $  7.38
                                         ------------
Outstanding at April 30, 1999........       137,000        $  9.18
                                         ============
Options available for future grants
  at April 30, 1999..................       183,000
                                         ============

                                                   FISCAL
                                       -------------------------------
                                         1997       1998       1999
                                       ---------  ---------  ---------
Options exercisable at end of year... 30,000 38,000 61,400 Weighted average exercise price of
  options exercisable................  $   11.00  $   11.00  $   10.19
Weighted average fair value of
  options granted....................  $    5.22  $    4.27  $  --

                                                                                              WEIGHTED
                                                                                               AVERAGE
              RANGE OF                      WEIGHTED                                          REMAINING
              EXERCISE                      AVERAGE           OPTIONS         OPTIONS        CONTRACTUAL
                PRICE                    EXERCISE PRICE     OUTSTANDING     EXERCISABLE     LIFE IN YEARS
-------------------------------------    --------------     -----------     -----------     -------------
               $11.00                        $11.00            20,000          20,000          (1)
            $6.75-$11.00                     $ 8.87           117,000          41,400             6.37
                                                            -----------     -----------
                                                              137,000          61,400
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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                       FISCAL
                                                     -------------------------------------------
                                                         1997           1998           1999
                                                     -------------  -------------  -------------
Net Income...........................  As Reported   $   2,143,351  $   1,224,369  $   2,001,842
                                         Pro Forma   $   2,104,516  $   1,194,946  $   1,935,771
Basic and Diluted Net Income Per
  Common Share.......................  As Reported           $0.39          $0.22          $0.36
                                         Pro Forma           $0.38          $0.21          $0.35

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

13.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS TO FUND. As of April 30, 1999, the Company had unfunded receivables in process of approximately $2.3 million.

     EMPLOYMENT AGREEMENT. The Company has entered into employment agreements with two key executives which expire in July 2000. Each agreement provides for an annual salary plus the potential to earn an annual cash bonus to be determined by the Compensation Committee of the Board of Directors based on the financial results for the fiscal year then ended. In the event the executive is terminated for any reason other than death, disability, mutual agreement or conduct of a material illegal act, he is entitled to a sum equal to the annual salary for the remaining term of the agreement.

     LITIGATION. The Company from time to time becomes involved in various routine legal proceedings which are incidental to the business. Management of the Company vigorously defends such matters. As of April 30, 1999, management believes there are no such legal proceedings that would have a material adverse impact on the Company's financial position or results of operations.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     LEASES. The Company is a party to a lease agreement for office space in Houston that expires on February 28, 2003. The Company is party to a lease agreement for office space in Atlanta which expires on December 31, 2001, with an early termination option by either party anytime on or after June 30, 2000. The Company also holds equipment under operating leases which expire in fiscal year 2003. Rent expense for office space and other operating leases for the years ended April 30, 1997, 1998 and 1999, was $283,463, $289,257 and $871,851,
respectively. Required minimum lease payments for the remaining terms of the above leases are:

Year ending April 30-
       2000..........................  $   1,025,367
       2001..........................      1,027,036
       2002..........................        813,462
       2003..........................        188,101

     CAPITAL LEASES. During the year ended April 30, 1999, the Company entered into a sale-and-leaseback transaction for certain of its computer equipment at ALAC for approximately $2.1 million. Gain on sale of this transaction was not significant and is being amortized through the term of the lease. For accounting purposes, the Company has treated this transaction as a capital lease in accordance with SFAS No. 13 "Accounting for Leases" and recorded this obligation in Accounts Payable and Accrued Liabilities. Payments are due in monthly installments of $65,178 through 2002 with an implicit interest rate of
8.8 percent. Depreciation on the equipment has been reflected in accordance with the Company's accounting policies.

     At April 30, 1999, the aggregate amount of annual principal maturities of the capital lease obligation are as follows:

Year Ending April 30 --
       2000..........................  $     782,137
       2001..........................        782,137
       2002..........................        456,247
                                       -------------
                                           2,020,521
       Less -- Amounts representing
       interest......................        219,295
                                       -------------
                                       $   1,801,226
                                       =============

14.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 1997, 1998 and 1999 are as follows:

                                             FOR THE YEAR ENDED APRIL 30,
                                       ----------------------------------------
                                           1997          1998          1999
                                       ------------  ------------  ------------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share....     5,566,669     5,566,669     5,566,669
  Effect of dilutive stock options...           312           628            27
                                       ------------  ------------  ------------
  Weighted average shares outstanding
     for diluted earnings per
     share...........................     5,566,981     5,567,297     5,566,696
                                       ============  ============  ============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At April 30, 1999, the Company had 136,973 employee stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

15.  BUSINESS COMBINATIONS

     On October 2, 1998, the Company acquired all of the outstanding stock of ALAC, a Delaware corporation and wholly-owned subsidiary of Fortis, Inc., for an approximate purchase price of $74.1 million. ALAC's principal business activity is the servicing of retail automobile sales contracts. The transaction was treated as a purchase for accounting purposes and results of operations are included in the Company's consolidated financial statements beginning on October 2, 1998. The net book value of the net assets acquired exceeded the purchase price by $8.5 million. Receivables acquired for investments have been recorded net of amounts estimated to be uncollectible over the life of the receivables.

     In conjunction with the acquisition, liabilities were assumed as follows:

Receivables acquired for
investment...........................  $     55,676,122
Investment in trust certificates.....        15,273,695
Fixed assets and other...............         6,635,013
Cash paid, net of cash acquired......       (76,052,178)
                                       ----------------
Liabilities assumed..................  $      1,532,652
                                       ================

     The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined business. In preparing the pro forma data, adjustments have been made to (i) increase the yield on Receivables Acquired for Investment based on the discounted purchase price, (ii) increase interest expense for the financing of the acquisition, (iii) eliminate intercompany costs, (iv) eliminate costs incurred in preparation of the sale of ALAC, and (v) adjust the federal and state income tax provisions based on the combined operations.

                                             FOR THE YEAR ENDED
                                                 APRIL 30,
                                       ------------------------------
                                            1998            1999
                                       --------------  --------------
                                        (UNAUDITED)     (UNAUDITED)
Interest Income......................  $   46,039,536  $   43,076,429
Net Income (Loss)....................  $   (2,022,170) $      424,193
Basic and Diluted Net Income (Loss)
per common share.....................  $        (0.36) $         0.08

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 1999.

                                                                 FOR THE THREE MONTHS ENDED,
                                           -----------------------------------------------------------------------
                                           JULY 31, 1998    OCTOBER 31, 1998    JANUARY 31, 1999    APRIL 30, 1999
                                           -------------    ----------------    ----------------    --------------
Interest Income.........................    $ 5,658,594        $7,258,254          $9,688,287         $8,470,868
Interest Expense........................      2,224,471         3,191,169           4,449,019          2,917,066
Net Income..............................        314,983           388,878             584,718            713,263
Basic and Diluted Net Income per Common
  Share.................................    $      0.06        $     0.07          $     0.11         $     0.12