Form 10-Q
period 1999-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1999-09-14
CIK 948034

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

                                                            SHARES
                                                         OUTSTANDING AT
                 CLASS                                   AUGUST 31, 1999
    ------------------------------                    ---------------------
     COMMON STOCK-$.001 PAR VALUE                           5,566,669


================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                 JULY 31, 1999

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------
PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1999 and
                   July 31, 1999........................        3

                   Consolidated Statements of Operations
                   for the Three Months
                   Ended July 31, 1998 and 1999.........        4

                   Consolidated Statement of
                   Shareholders' Equity for the Three
                   Months Ended July 31, 1999...........        5

                   Consolidated Statements of Cash Flows
                   for the Three Months Ended
                   July 31, 1998 and 1999...............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       11

           Item 3. Quantitative and Qualitative
                   Disclosures About Market Risk........       19

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       20

           SIGNATURES...................................       20

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1999 AND JULY 31, 1999


                                          APRIL 30,         JULY 31,
                                            1999              1999
                                       ---------------    ------------
                                          (AUDITED)       (UNAUDITED)
               ASSETS
              --------
Receivables Held for Investment,
  net................................  $   183,318,532    $203,987,663
Receivables Acquired for Investment,
  net................................       41,023,768      35,179,487
Investment in Trust Certificates.....       10,754,512       9,065,436
Cash and Short-Term Investments,
  including restricted cash of
  $7,487,636 and $6,609,239..........       11,515,872      19,306,023
Other Receivables:
     Due from servicer...............       14,065,957         --
     Accrued interest................        2,365,231       2,963,423
Assets Held for Sale.................        1,693,255       1,476,092
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,620,296       2,984,333
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $1,702,088 and
       $1,969,137....................        4,898,045       4,946,764
     Deferred income tax asset,
       net...........................          553,781         825,899
                                       ---------------    ------------
          Total assets...............  $   272,809,249    $280,735,120
                                       ===============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
     Secured credit facilities.......  $   176,549,417    $191,871,201
     Acquisition term facility.......       55,737,371      46,559,855
     Unsecured credit facility.......        7,235,000       7,600,000
Other Liabilities:
     Due to dealers..................          162,081         120,071
     Accounts payable and accrued
       liabilities...................        5,633,304       5,799,714
     Current income taxes payable....          329,764         919,551
                                       ---------------    ------------
          Total liabilities..........      245,646,937     252,870,392
                                       ---------------    ------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        8,691,827       9,394,243
                                       ---------------    ------------
          Total shareholders'
          equity.....................       27,162,312      27,864,728
                                       ---------------    ------------
          Total liabilities and
          shareholders' equity.......  $   272,809,249    $280,735,120
                                       ===============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1999
                                  (UNAUDITED)


                                       FOR THE THREE MONTHS ENDED
                                                JULY 31,
                                       --------------------------
                                           1998          1999
                                       ------------  ------------
Interest Income......................  $  5,658,594  $  9,609,333
Interest Expense.....................     2,224,471     3,879,688
                                       ------------  ------------
          Net interest income........     3,434,123     5,729,645
Provision for Credit Losses..........       950,000     1,156,174
                                       ------------  ------------
Net Interest Income After Provision
  for Credit Losses..................     2,484,123     4,573,471
                                       ------------  ------------
Other Income:
     Servicing.......................            --       404,001
     Late fees and other.............       159,603       507,341
                                       ------------  ------------
          Total other income.........       159,603       911,342
                                       ------------  ------------
Operating Expenses:
     Servicing fees..................       505,917       442,674
     Salaries and benefits...........       855,834     2,194,578
     Other...........................       785,939     1,741,394
                                       ------------  ------------
          Total operating expenses...     2,147,690     4,378,646
                                       ------------  ------------
Income Before Provision for Income
  Taxes..............................       496,036     1,106,167
                                       ------------  ------------
Provision for Income Taxes:
     Current.........................       235,749       675,869
     Deferred........................       (54,696)     (272,118)
                                       ------------  ------------
          Total provision for income
            taxes....................       181,053       403,751
                                       ------------  ------------
Net Income...........................  $    314,983  $    702,416
                                       ============  ============
Basic and Diluted Net Income per
  Common Share.......................         $0.06         $0.13
                                       ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1999
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN        RETAINED
                                        STOCK       CAPITAL        EARNINGS        TOTAL
                                       -------   --------------  ------------  --------------
Balance, April 30, 1999..............  $5,567    $   18,464,918  $  8,691,827  $   27,162,312
     Net income......................    --            --             702,416         702,416
                                       -------   --------------  ------------  --------------
Balance, July 31, 1999...............  $5,567    $   18,464,918  $  9,394,243  $   27,864,728
                                       =======   ==============  ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1999
                                  (UNAUDITED)


                                            1998             1999
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $       314,983  $       702,416
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....          708,826        1,035,272
          Provision for credit
            losses...................          950,000        1,156,174
          Charge-offs, net of
            recoveries...............         (947,519)        (913,761)
     (Increase) decrease in, net of
       effects from the acquisition
       of a business:
          Accrued interest
            receivable...............         (229,617)        (598,192)
          Restricted cash............       (1,081,605)         878,397
          Deferred financing costs
            and other................          (11,330)        (361,127)
          Funds held under
            reinsurance agreement....         (656,533)        (364,037)
          Due from servicer..........          955,972       14,065,957
          Deferred income tax asset,
            net......................          (54,696)        (272,118)
          Federal income tax
            receivable...............          261,497        --
     Increase (decrease) in, net of
       effects from the acquisition
       of a business:
          Due to dealers.............          (18,264)         (42,010)
          Accounts payable and
            accrued liabilities......         (480,327)         166,607
          Current income taxes
            payable..................         (109,999)         589,787
                                       ---------------  ---------------
               Net cash provided by
                 operating
                 activities..........         (398,612)      16,043,365
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of receivables held for
       investment....................      (22,370,167)     (37,238,579)
     Principal payments from
       receivables held for
       investment....................       14,427,635       15,821,137
     Principal payments from
       receivables acquired for
       investment....................        --               5,844,281
     Principal payments from trust
       certificates..................        --               1,689,076
     Purchase of furniture and
       equipment.....................          (11,220)       --
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........       (7,953,752)     (13,884,085)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Secured debt...............       18,544,879       31,524,980
          Unsecured debt.............        2,180,000        5,365,000
     Principal payments made on --
          Secured Debt...............      (11,805,356)     (16,203,196)
          Unsecured debt.............       (1,000,000)      (5,000,000)
          Acquisition debt...........        --              (9,177,516)
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........        7,919,523        6,509,268
                                       ---------------  ---------------
Increase (Decrease) in Cash and
  Short-Term Investments.............         (432,841)       8,668,548
Cash and Short-Term Investments at
  Beginning of Period................          482,581        4,028,236
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $        49,740  $    12,696,784
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     2,026,762  $     3,686,941
          Income taxes...............           84,251           86,082


  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1998 AND 1999

1.   THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of July 31, 1999, approximately 33 percent of receivables held for investment were located in Texas. The Company currently originates loans from dealerships located in 26 states.

     On October 2, 1998, the Company completed the acquisition of Auto Lenders Acceptance Corporation (ALAC) from Fortis, Inc. Headquartered in Atlanta, Georgia, ALAC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities. As a result of the acquisition, the Company increased receivables, acquired an interest in certain trust certificates related to two asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology. As of July 31, 1999, ALAC performs servicing and collection functions on a Managed Receivables Portfolio of $291.7 million.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of July 31, 1999, and the results of its operations for the three months ended July 31, 1998 and 1999, and its cash flows for the three months ended July 31, 1998 and 1999.

     The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K filed July 23, 1999.

     Certain reclassifications have been made to the 1998 amounts to conform with the 1999 presentation.

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders divided by the weighted average number of common shares outstanding. See Note 6.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,        JULY 31,
                                            1999             1999
                                       ---------------  ---------------

Receivables..........................  $   179,807,957  $   200,604,162
Unamortized premium and deferred
  fees...............................        5,040,226        5,155,565
Allowance for credit losses..........       (1,529,651)      (1,772,064)
                                       ---------------  ---------------
     Net receivables.................  $   183,318,532  $   203,987,663
                                       ===============  ===============

     Activity in the allowance for credit losses for the three months ended July 31, 1999, was as follows:

Balance, beginning of period.........  $    1,529,651
Provision for credit losses..........       1,156,174
Charge-offs, net of recoveries.......        (913,761)
                                       --------------
Balance, end of period...............  $    1,772,064
                                       ==============

4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of July 31, 1999:

Contractual payments receivable from
  Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality........................  $    53,055,236
Nonaccretable difference................      (11,735,320)
Accretable yield........................       (6,140,429)
                                          ---------------
Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net...................  $    35,179,487
                                          ===============

     The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

                                           NONACCRETABLE      ACCRETABLE
                                            DIFFERENCE           YIELD
                                           -------------      -----------
Balance at April 30, 1999...............    $14,314,526       $ 7,632,607
     Accretion..........................        --             (1,492,178)
     Eliminations.......................     (2,579,206)          --
                                           -------------      -----------
Balance at July 31, 1999................    $11,735,320       $ 6,140,429
                                           =============      ===========

     Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended July 31, 1999.

5.   DEBT

     Borrowings under the F.I.R.C., Inc. (FIRC) credit facility, First Investors Auto Receivables Corporation (FIARC) commercial paper facility and First Investors Auto Capital Corporation (FIACC) commercial paper facility were $65,000,000, $106,681,083 and $20,190,118, respectively, at July 31, 1999, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 5.77 percent, 5.96

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES percent and 6.10 percent, respectively. The effect of the hedge instrument on the weighted average interest rate is immaterial.

     The Company, through its wholly-owned subsidiary, FIFS Acquisition Funding Company, has outstanding non-recourse borrowings of $46,559,855 as of July 31, 1999 which is related to the acquisition of ALAC.

     The Company, through its wholly-owned subsidiary, First Investors Financial Services, Inc. (FIFS), also maintains a working capital facility with Bank of America and First Union National Bank. At July 31, 1999, there was $7,600,000 outstanding borrowings under this facility.

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

6.   EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended July 31, 1998 and 1999, are as follows:
                                            FOR THE THREE MONTHS
                                               ENDED JULY 31,
                                          ------------------------
                                             1998         1999
                                          -----------  -----------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share.......    5,566,669    5,566,669
  Effect of dilutive stock options......          109      --
                                          -----------  -----------
  Weighted average shares outstanding
     for diluted earnings per share.....    5,566,778    5,566,669
                                          ===========  ===========

     For the three months ended July 31, 1998 and 1999, the Company had 137,891 and 138,000, respectively, of stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

7.  BUSINESS COMBINATIONS

     On October 2, 1998, the Company acquired all of the outstanding stock of ALAC, a Delaware corporation and wholly-owned subsidiary of Fortis, Inc., for an approximate purchase price of $74.1 million. ALAC's principal business activity is the servicing of retail automobile sales contracts. The transaction was treated as a purchase for accounting purposes and results of operations are included in the financial statements beginning on October 2, 1998. The book value of the assets exceeded the purchase price by $8.5 million. Receivables acquired for investment have been recorded net of amounts estimated to be uncollectible over the life of the receivables.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

     In conjunction with the acquisition, liabilities were assumed as follows:

     Receivables acquired for
     investment...........................  $    55,676,122
     Investment in trust certificates.....       15,273,695
     Fixed assets and other...............        6,635,013
     Cash paid, net of cash acquired......      (76,052,178)
                                            ---------------
     Liabilities assumed..................  $     1,532,652
                                            ===============

     The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined business. In preparing the pro forma data, adjustments have been made to (i) increase the yield on Receivables Acquired for Investment based on discounted purchase price, (ii) increase interest expense for the financing of the acquisition, (iii) eliminate intercompany costs, (iv) eliminate costs incurred in preparation of the sale of ALAC and (v) adjust the federal and state income tax provisions based on the combined operations.

                                                FOR THE THREE MONTHS ENDED
                                                         JULY 31,
                                               ----------------------------
                                                    1998           1999
                                               --------------  ------------
                                                (UNAUDITED)    (UNAUDITED)
     Interest Income.........................  $   11,694,280  $  9,609,333
     Net Income (Loss).......................  $   (1,688,358) $    702,416
     Basic and Diluted Net Income (Loss) per
       Common Share..........................  $        (0.30) $       0.13

8.   SERVICING

     Effective July 6, 1999, the Company terminated its servicing contract with General Electric Capital Corporation (GECC), an affiliate of the General Electric Corporation, and completed the transition of its portfolio of receivables held for investment from GECC to ALAC. Under a separate agreement, GECC will perform certain daily functions, such as collecting and posting payments on existing accounts, which is expected to continue for a brief period following the transition and certain ongoing responsibilities such as forwarding information, documents or other notices it receives with respect to the account of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended July 31, 1999, was $702,416, an increase of 123% from that reported for the comparable period in the preceding year of $314,983. Earnings per common share was $0.13 for the three months ended July 31, 1999, compared to $0.06 per common share for the comparable period in the preceding year.

NET INTEREST INCOME

     The continued profitability of the Company during this period has been achieved by the growth of the receivables portfolio, income from servicing activities and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                          AS OF OR FOR THE
                                         THREE MONTHS ENDED
                                              JULY 31,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
Receivables Held for Investment:
     Number..........................      13,097      17,267
     Principal balance...............  $  142,975  $  200,314
     Average principal balance of
       receivables outstanding during
       the period....................     139,400     188,669
Receivables Acquired for Investment:
     Number..........................      --           4,459
     Principal balance...............  $   --      $   43,101
Securitized Receivables:(1)
     Number..........................      --           5,795
     Principal balance...............  $   --      $   48,251
Total Managed Receivables Portfolio:
     Number..........................      13,097      27,521
     Principal balance...............  $  142,975  $  291,666
------------
(1) Represents receivables previously owned by ALAC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables.

                                        THREE MONTHS ENDED
                                             JULY 31,
                                       --------------------
                                         1998      1999(2)
                                       ---------  ---------
Interest income(1)...................  $   5,658  $   9,609
Interest expense.....................      2,224      3,880
                                       ---------  ---------
     Net interest income.............  $   3,434  $   5,729
                                       =========  =========
------------
(1) Amounts shown are net of amortization of premium and deferred fees.

(2) The Receivables Acquired for Investment and Investment in Trust Certificates contributed $1,972 to interest income, $954 to interest expense and $1,018 to net interest income for the three months ended.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables held for investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

                                        THREE MONTHS ENDED
                                             JULY 31,
                                       --------------------
                                         1998       1999
                                       ---------  ---------
Receivables Held for Investment:
     Effective yield on receivables
      held for investment(1).........       16.2%      16.2%
     Average cost of debt(2).........        6.6        6.3
                                       ---------  ---------
     Net interest spread(3)..........        9.6%       9.9%
                                       =========  =========
     Net interest margin(4)..........        9.9%      10.0%
                                       =========  =========
------------
(1) Represents interest income as a percentage of average receivables held for investment outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on receivables held for investment less average cost of debt.

(4) Represents net interest income as a percentage of average receivables held for investment outstanding.

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months ended July 31, 1999 to $5.7 million from $3.4 million for the comparable period in the preceding year, an increase of 67%.

     Changes in the principal amount and rate components associated with the receivables held for investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                              THREE MONTHS ENDED
                                             JULY 31, 1998 TO 1999
                                       ---------------------------------
                                         INCREASE DUE TO
                                            CHANGE IN
                                       --------------------
                                        AVERAGE
                                       PRINCIPAL    AVERAGE    TOTAL NET
                                        AMOUNT       RATE      INCREASE
                                       ---------    -------    ---------
Receivables Held for Investment:
     Interest income.................   $ 2,000     $  (21 )    $ 1,979
     Interest expense................       831       (129 )        702
                                       ---------    -------    ---------
     Net interest income.............   $ 1,169     $  108      $ 1,277
                                       =========    =======    =========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 AND 1998 (DOLLARS IN THOUSANDS)

     INTEREST INCOME Interest income for the 1999 period increased to $9,609 compared with $5,658 for the comparable period in 1998 which reflects an increase of 70%. The increase in interest income is primarily due to an increase in the average principal balance of receivables held for investment of 35% from the 1998 to 1999 comparable periods and the contribution to interest income made by the receivables acquired for investment and trust certificates acquired pursuant to the ALAC acquisition.

     INTEREST EXPENSE. Interest expense in 1999 increased to $3,880 as compared to $2,224 in 1998. The increase of 74% was due to an increase of 37% in the weighted average borrowings outstanding under secured credit facilities and interest expense associated with the $75 million acquisition facility. Weighted average cost of debt for secured credit facilities decreased 4% for the three month period as a result of lower market rates which were partially offset by a higher level of facility utilization.

     NET INTEREST INCOME. Net interest income increased to $5,729, an increase of 67%. The increase resulted primarily from the growth in receivables held for investment and contributions to interest income from the receivables acquired for investment and trust certificates. In addition, a decrease in the average cost of debt increased net interest spread .3% over the 1998 period.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1999 increased to $1,156 as compared to $950 in 1998. The increase was the result of the growth of the Company's Receivables Held for Investment portfolio offset by a decrease in net charge-offs.

     SERVICING INCOME. Represents servicing income received on loan receivables previously sold by ALAC in connection with two asset securitization transactions. Under these transactions, ALAC, as servicer, is entitled to receive a fee of 3% on the outstanding balance of the principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer. During the three month period, servicing income was $404.

     LATE FEES AND OTHER INCOME. Late fees and other income increased to $507 in 1999 from $160 in 1998 which primarily represents late fees collected from customers on past due accounts, collections on certain ALAC assets which had previously been charged-off by the Company, and interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fee expenses decreased to $443 in 1999 from $506 in 1998. Servicing fees consist primarily of fees paid by the Company to General Electric Credit Corporation with which the Company has a servicing relationship on its receivables held for investment. Effective July 6, 1999, the Company began servicing its portfolio in-house and terminated the General Electric arrangement. Thus, for July 1999, the Company incurred minimal servicing expenses. This decrease in servicing fee expense was partially offset by an increase during the first two months of the period related to a higher volume of loans serviced as compared to 1998.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs increased to $2,195 in 1999 from $856 in 1998. The increase is a result of increasing staff levels to support an increase in the Company's receivables portfolio, an expansion of its geographic territory and an increase in staffing levels as a result of the acquisition of ALAC and the resulting assumption of loan servicing activities.

     OTHER EXPENSES. Other expenses increased to $1,741 in 1999 from $786 in 1998. The increase is a result of an expansion of the Company's asset base, an increase in the volume of applications for credit processed by the Company in the 1999 period versus the comparable period and operating costs associated with the acquired company which were not applicable to the prior year period.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1999, income before provision for income taxes increased to $1,106 or an increase of 123% from the comparable period in 1998. This change was a result of the increase in net interest income after provision for credit losses of $2,089 and an increase in late fees and other income of $347, offset by an increase in operating expenses of $2,231.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $37.2 million for receivables acquired for the three months ended July 31, 1999 compared to $22.4 million paid in the comparable 1998 period.

     The Company funds the purchase price of the receivables through the use of a $65 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current FIRC credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. Receivables that have accumulated in the FIRC credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $135 million to fund the Company's investment in the receivables portfolio. Credit enhancement for the warehouse lenders is provided by an Auto Loan Protection ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary.

     The Company utilizes a $135 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by Bank of America as its primary source of permanent financing for receivables held for investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancement for the $135 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation.

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

     The current term of the FIRC credit facility expires on October 15, 1999, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of the facility has been extended on eight occasions since its inception in October 1992. The FIARC commercial paper facility was provided for a term of one year and has been extended to March 31, 2000. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility.

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

     The current term of the FIACC commercial paper facility expires on December 31, 1999. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility.

     In addition to the $225 million in currently available debt facilities utilized to fund the acquisition of receivables, the Company also maintains a $10 million working capital facility to be used for working capital and general corporate purposes. The working capital facility expires on October 15, 1999. If the lenders elect not to renew, any outstandings will be amortized over a one year period. There was $7.6 million outstanding under this facility at July 31, 1999.

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

     The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolios. The Company received such payments in the amount of $23.6 million and $20.8 million for the three months ended July 31, 1999 and 1998, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the three months ended, the Company required net cash flow of $21.4 million in 1999 and $7.9 million in 1998 (cash required to acquire receivables held for investment net of principal payments on receivables) to fund the growth of its receivables portfolio.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. As of July 31, 1999, the Company was party to a swap agreement with Bank of America pursuant to which the Company's interest rate is fixed at 5.565% on a notional amount of $120 million. The swap agreement expires on January 12, 2000 and may be extended to January 14, 2002 at the option of Bank of America.

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

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $1,772 as a percentage of receivables is .9% at July 31, 1999.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of July 31, 1999 and April 30, 1999, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 22.1% and 20.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the FIARC and FIACC commercial paper facilities do not carry default insurance. A provision for credit losses of $1,156 has been recorded for the three months ended July 31, 1999, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                            AS OF OR FOR THE THREE MONTHS ENDED JULY 31,
                                        ----------------------------------------------------
                                                 1998                         1999
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
Receivables Held for Investment:
Delinquent amount outstanding:
     30 - 59 days....................      223         $ 3,081          745         $ 8,387
     60 - 89 days....................       67             930           97           1,011
     90 days or more.................      107           1,708           12             111
                                           ---        ---------         ---        ---------
Total delinquencies..................      397         $ 5,719          854         $ 9,509
                                           ===        =========         ===        =========
Total delinquencies as a percentage
  of outstanding receivables.........      2.9%            2.8%        5.0%            4.8%
Net charge-offs as a percentage of
  average receivables outstanding
  during the
  period(2)(3).......................                      2.7%                        1.9%

                                                   (FOOTNOTES ON FOLLOWING PAGE)

------------

(1) Amounts of delinquent receivables outstanding and total delinquencies as a percent of outstanding receivables for the 1998 period are based on gross receivables balances, which include principal outstanding plus unearned interest income and on the outstanding principal balance of receivables for the 1999 period. The change in calculation methodology is a result of the transfer of servicing from GE Capital. GE Capital provided the Company with gross receivable balance information only, therefore, comparable data cannot be obtained. While the dollar amount of delinquent receivables are not comparable period over period, management does not believe that the change in methodology would result in materially different delinquency percentages.

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

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 6.7% and 3.4% as of July 31, 1999 and April 30, 1999, respectively.

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

     Although the risk is not presently quantifiable, the following disclosure is intended to summarize the Company's actions to minimize the risk from the Year 2000 Issue. Programs that will operate in the year 2000 unaffected by the change in year from 1999 to 2000 are referred to herein as "year 2000 compliant."

     STATE OF READINESS. The Company relies almost exclusively on third party application software in its operations. All software applications are designed to run on client server systems. The Company employs three major software applications in its business: (i) a loan origination system which is utilized in the receipt, approval and funding of receivables, (ii) a loan servicing and collection system which is used by the Company's personnel to track and service all active customer accounts as well as repossession and disposition activities, and (iii) accounting systems which process all general ledger and financial reporting activities. Each of the vendors that supply these software applications has certified to the Company that their respective applications are Year 2000 compliant. In addition, the Company has developed internal testing procedures on each system and presently intends to conduct these tests prior to September 30, 1999 to confirm the vendors' certification as to compliance.

     The Company has also requested confirmation from all other Counterparties, which an internal review indicated may be exposed to Year 2000 Issues. As of September 14, 1999, the only material Counterparties which had not confirmed Year 2000 compliance were national banks, upon which the company relies for cash management, lockbox and certain custodial services relating to its credit facilities, and the credit reporting agencies upon which the Company relies in obtaining credit histories on the loan applications it reviews for approval. All other Counterparties have assured the Company that they expect to be Year 2000 compliant prior to December 31, 1999.

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

     CONTINGENCY PLANS. Contingency planning is an integral part of the Company's year 2000 readiness project. The Company has and is continuing to develop contingency plans, which document the processes necessary to maintain critical business functions should significant third party system or mission critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures.

     The disclosure in this section contains information regarding Year 2000 readiness which constitutes "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward Looking Information."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary risks are credit risk and interest rate risk. There have been no material changes to these market risk factors as included in the Company's 1999 Annual Report on Form 10-K. See the Annual Report on Form 10-K for the year ended April 30, 1999 for a complete discussion of the Company's market risk.

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

                                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                              (Registrant)


Date:  September 14, 1999        By: /s/ TOMMY A. MOORE, JR.
                                         TOMMY A. MOORE, JR.
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  September 14, 1999        By: /s/ BENNIE H. DUCK
                                         BENNIE H. DUCK
                                         SECRETARY, TREASURER AND CHIEF
                                           FINANCIAL OFFICER