Form 10-Q
period 1999-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 1999-12-15
CIK 948034

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

                                                             SHARES
                                                          OUTSTANDING AT
                CLASS                                   NOVEMBER 30, 1999
                -----                                   -----------------
    COMMON STOCK-$.001 PAR VALUE                            5,566,669

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                OCTOBER 31, 1999

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------

PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1999 and October 31, 1999..        3

                   Consolidated Statements of Operations
                   for the Three Months and Six Months
                   Ended October 31, 1998 and 1999......        4

                   Consolidated Statement of Shareholders'
                   Equity for the Six Months Ended
                   October 31, 1999.....................        5

                   Consolidated Statements of Cash Flows
                   for the Six Months Ended October 31,
                   1998 and 1999........................        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       11

           Item 3. Quantitative and Qualitative
                   Disclosures About Market Risk........       20

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       21

           SIGNATURES...................................       21

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1999 AND OCTOBER 31, 1999

                                          APRIL 30,       OCTOBER 31,
                                            1999              1999
                                       ---------------    ------------
                                          (AUDITED)       (UNAUDITED)

               ASSETS
-------------------------------------
Receivables Held for Investment,
  net................................  $   183,318,532    $213,524,763
Receivables Acquired for Investment,
  net................................       41,023,768      30,161,594
Investment in Trust Certificates.....       10,754,512       7,607,732
Cash and Short-Term Investments,
  including restricted cash of
  $7,487,636 and $22,575,651.........       11,515,872      23,814,266
Other Receivables:
     Due from servicer...............       14,065,957         --
     Accrued interest................        2,365,231       3,213,873
Assets Held for Sale.................        1,693,255       1,461,691
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,620,296       2,330,668
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $1,702,088 and
       $2,321,829....................        4,898,045       5,037,934
     Deferred income tax asset,
       net...........................          553,781       1,359,665
                                       ---------------    ------------
          Total assets...............  $   272,809,249    $288,512,186
                                       ===============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Debt:
     Secured credit facilities.......  $   176,549,417    $202,899,489
     Acquisition term facility.......       55,737,371      39,530,493
     Unsecured credit facilities.....        7,235,000      12,500,000
Other Liabilities:
     Accounts payable and accrued
       liabilities...................        5,795,385       3,819,096
     Current income taxes payable....          329,764       1,122,968
                                       ---------------    ------------
          Total liabilities..........      245,646,937     259,872,046
                                       ---------------    ------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        8,691,827      10,169,655
                                       ---------------    ------------
          Total shareholders'
          equity.....................       27,162,312      28,640,140
                                       ---------------    ------------
          Total liabilities and
          shareholders' equity.......  $   272,809,249    $288,512,186
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1998 AND 1999
                                  (UNAUDITED)

                                           FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                            ENDED OCTOBER 31,              ENDED OCTOBER 31,
                                       ----------------------------  ------------------------------
                                           1998           1999            1998            1999
                                       ------------  --------------  --------------  --------------
Interest Income......................  $  6,953,343  $   10,063,124  $   12,611,936  $   19,672,457
Interest Expense.....................     2,886,258       3,984,995       5,110,728       7,864,683
                                       ------------  --------------  --------------  --------------
          Net interest income........     4,067,085       6,078,129       7,501,208      11,807,774
Provision for Credit Losses..........     1,200,000       1,912,398       2,150,000       3,068,572
                                       ------------  --------------  --------------  --------------
Net Interest Income After Provision
  for Credit Losses..................     2,867,085       4,165,731       5,351,208       8,739,202
                                       ------------  --------------  --------------  --------------
Other Income:
     Servicing.......................       246,005         346,021         246,005         750,022
     Late fees and other.............       203,322         764,830         362,925       1,272,171
                                       ------------  --------------  --------------  --------------
          Total other income.........       449,327       1,110,851         608,930       2,022,193
Operating Expenses:
     Servicing fees..................       573,844        --             1,079,762         434,572
     Salaries and benefits...........     1,129,191       2,502,347       1,985,025       4,696,925
     Other...........................     1,000,971       1,553,114       1,786,909       3,302,610
                                       ------------  --------------  --------------  --------------
          Total operating expenses...     2,704,006       4,055,461       4,851,696       8,434,107
                                       ------------  --------------  --------------  --------------
Income Before Provision for Income
  Taxes..............................       612,406       1,221,121       1,108,442       2,327,288
                                       ------------  --------------  --------------  --------------
Provision for Income Taxes:
     Current.........................       322,735         979,475         558,484       1,655,344
     Deferred........................       (99,207)       (533,766)       (153,903)       (805,884)
                                       ------------  --------------  --------------  --------------
          Total provision for income
            taxes....................       223,528         445,709         404,581         849,460
                                       ------------  --------------  --------------  --------------
Net Income...........................  $    388,878  $      775,412  $      703,861  $    1,477,828
                                       ============  ==============  ==============  ==============
Basic and Diluted Net Income per
  Common Share.......................         $0.07           $0.14           $0.13           $0.27
                                       ============  ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1999
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN         RETAINED
                                        STOCK       CAPITAL         EARNINGS         TOTAL
                                       -------   --------------  --------------  --------------
Balance, April 30, 1999..............  $5,567    $   18,464,918  $    8,691,827  $   27,162,312
     Net income......................    --            --             1,477,828       1,477,828
                                       -------   --------------  --------------  --------------
Balance, October 31, 1999............  $5,567    $   18,464,918  $   10,169,655  $   28,640,140
                                       =======   ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND 1999
                                  (UNAUDITED)

                                            1998             1999
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $       703,861  $     1,477,828
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....        1,561,095        2,124,287
          Provision for credit
            losses...................        2,150,000        3,068,572
          Charge-offs, net of
            recoveries...............       (2,036,247)      (2,653,139)
     (Increase) decrease in, net of
       effects from the acquisition
       of a business:
          Accrued interest
            receivable...............         (536,843)        (848,642)
          Restricted cash............          508,380      (15,088,015)
          Deferred financing costs
            and other................       (1,076,152)        (789,711)
          Funds held under
            reinsurance agreement....         (138,781)         289,628
          Due from servicer..........       (2,402,887)      14,065,957
          Deferred income tax asset,
            net......................         (153,903)        (805,884)
          Federal income tax
            receivable...............          495,280        --
     Increase (decrease) in, net of
       effects from the acquisition
       of a business:
          Accounts payable and
            accrued liabilities......          295,980       (1,976,289)
          Current income taxes
            payable..................          (21,287)         793,204
                                       ---------------  ---------------
               Net cash used in
                 operating
                 activities..........         (651,504)        (342,204)
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of Receivables Held for
       Investment....................      (52,489,514)     (71,407,840)
     Principal payments from
       Receivables Held for
       Investment....................       30,806,592       39,556,953
     Principal payments from
       Receivables Acquired for
       Investment....................        1,830,764       10,862,174
     Principal payments from Trust
       Certificates..................        2,744,510        3,146,780
     Acquisition of business, net of
       cash acquired.................      (76,887,410)       --
     Purchase of furniture and
       equipment.....................          (35,387)         (13,678)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........      (94,030,445)     (17,855,611)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Secured debt...............       47,802,788       61,685,546
          Unsecured debt.............        6,500,000       11,565,000
          Acquisition debt...........       75,000,000        --
     Principal payments made on --
          Secured Debt...............      (24,476,423)     (35,335,474)
          Unsecured debt.............       (4,500,000)      (6,300,000)
          Acquisition debt...........         (579,257)     (16,206,878)
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........       99,747,108       15,408,194
                                       ---------------  ---------------
Increase (Decrease) in Cash and
  Short-Term Investments.............        5,065,159       (2,789,621)
Cash and Short-Term Investments at
  Beginning of Period................          482,580        4,028,236
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $     5,547,739  $     1,238,615
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     4,328,251  $     7,575,878
          Income taxes...............           84,491          862,140

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1998 AND 1999

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of October 31, 1999, approximately 34 percent of Receivables Held for Investment were located in Texas. The Company currently originates loans from dealerships located in 26 states.

     On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation from Fortis, Inc. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities. As a result of the acquisition, the Company increased receivables, acquired an interest in certain Trust Certificates related to two asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology. As of October 31, 1999, FISC performs servicing and collection functions on a Managed Receivables Portfolio of $290.4 million.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of October 31, 1999, and the results of its operations for the three months and six months ended October 31, 1998 and 1999, and its cash flows for the six months ended October 31, 1998 and 1999.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:


                                          APRIL 30,       OCTOBER 31,
                                            1999             1999
                                       ---------------  ---------------
Receivables..........................  $   179,807,957  $   211,137,580
Unamortized premium and deferred
  fees...............................        5,040,226        4,332,257
Allowance for credit losses..........       (1,529,651)      (1,945,074)
                                       ---------------  ---------------
     Net receivables.................  $   183,318,532  $   213,524,763
                                       ===============  ===============

     Activity in the allowance for credit losses was as follows:



                                              FOR THE SIX MONTHS
                                              ENDED OCTOBER 31,
                                       --------------------------------
                                            1998             1999
                                       ---------------  ---------------
Balance, beginning of period.........  $     1,198,545  $     1,529,651
Provision for credit losses..........        2,150,000        3,068,572
Charge-offs, net of recoveries.......       (2,036,247)      (2,653,139)
                                       ---------------  ---------------
Balance, end of period...............  $     1,312,298  $     1,945,084
                                       ===============  ===============

4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of October 31, 1999:

Contractual payments receivable from
  Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality........................  $    44,832,892
Nonaccretable difference................       (9,811,857)
Accretable yield........................       (4,859,441)
                                          ---------------
Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net...................  $    30,161,594
                                          ===============

     The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.


                                           NONACCRETABLE      ACCRETABLE
                                            DIFFERENCE           YIELD
                                           -------------      -----------
Balance at April 30, 1999...............    $14,314,526       $ 7,632,607
     Accretion..........................        --             (2,773,166)
     Eliminations.......................     (4,502,669)          --
                                           -------------      -----------
Balance at October 31, 1999.............    $ 9,811,857       $ 4,859,441
                                           =============      ===========

     Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended October 31, 1999.

5.  DEBT

     Borrowings under the F.I.R.C., Inc. (FIRC) credit facility, First Investors Auto Receivables Corporation (FIARC) commercial paper facility and First Investors Auto Capital Corporation (FIACC) commercial paper facility were $62,960,000, $119,324,517 and $20,614,972, respectively, at October 31, 1999, and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees, and hedge instruments, as applicable, of 5.97 percent,

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.14 percent and 6.01 percent, respectively. The effect of the hedge instrument on the weighted average interest rate is immaterial.

     The Company, through its wholly-owned subsidiary, FIFS Acquisition Funding Company, has outstanding non-recourse borrowings of $39,530,493 as of October 31, 1999 which is related to the acquisition of FISC.

     The Company, through its wholly-owned subsidiary, First Investors Financial Services, Inc. (FIFS), also maintains a working capital facility with Bank of America and First Union National Bank. At October 31, 1999, there was $10,000,000 in prime rate borrowings outstanding under this facility. In addition, the Company had outstanding borrowings of $2.5 million with a 12 percent fixed rate from a director and shareholder.

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

6.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and six months ended October 31, 1998 and 1999, are as follows:

                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                             ENDED OCTOBER 31,         ENDED OCTOBER 31,
                                          ------------------------  ------------------------
                                             1998         1999         1998         1999
                                          -----------  -----------  -----------  -----------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share.......    5,566,669    5,566,669    5,566,669    5,566,669
  Effect of dilutive stock options......      --           --                54      --
                                          -----------  -----------  -----------  -----------
  Weighted average shares outstanding
     for diluted earnings per share.....    5,566,669    5,566,669    5,566,723    5,566,669
                                          ===========  ===========  ===========  ===========

     For the three months and six months ended October 31, 1998 and 1999, the Company had 137,946 and 135,500, respectively, of stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

7.  BUSINESS COMBINATIONS

     On October 2, 1998, the Company acquired all of the outstanding stock of Auto Lenders Acceptance Corporation, a Delaware corporation and wholly-owned subsidiary of Fortis, Inc., for an approximate purchase price of $74.1 million. Auto Lenders Acceptance Corporation's principal business activity was the servicing of retail automobile sales contracts. The transaction was treated as a purchase for accounting purposes and results of operations are included in the financial statements beginning on October 2, 1998. The book value of the assets exceeded the purchase price by $8.5 million. Receivables Acquired for Investment have been recorded net of amounts estimated to be uncollectible over the life of the receivables.

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
                                       ===============

     The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined business. In preparing the pro forma data, adjustments have been made to (i) increase the yield on Receivables Acquired for Investment based on discounted purchase price, (ii) increase interest expense for the financing of the acquisition, (iii) eliminate intercompany costs, (iv) eliminate costs incurred in preparation of the sale of FISC and (v) adjust the federal and state income tax provisions based on the combined operations.


                                             FOR THE SIX MONTHS ENDED
                                                   OCTOBER 31,
                                          ------------------------------
                                               1998            1999
                                          --------------  --------------
                                           (UNAUDITED)     (UNAUDITED)
Interest Income.........................  $   25,561,595  $   19,672,457
Net Income (Loss).......................  $     (464,758) $    1,477,828
Basic and Diluted Net Income (Loss) per
  Common Share..........................  $        (0.08) $         0.27

8.  SERVICING

     Effective July 6, 1999, the Company terminated its servicing contract with General Electric Capital Corporation (GECC), an affiliate of the General Electric Corporation, and completed the transition of its portfolio of Receivables Held for Investment from GECC to FISC. Under a separate agreement, GECC will perform certain daily functions, such as collecting and posting payments on existing accounts, which is expected to continue for a brief period following the transition and certain ongoing responsibilities such as forwarding information, documents or other notices it receives with respect to the account of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended October 31, 1999 was $775,412 an increase of 99% from that reported for the comparable period in the preceding year of $388,878. Net income for the six months ended October 31, 1999 was $1,477,828, an increase of 110% from that reported for the comparable period in the preceding year of $703,861. Earnings per common share was $0.14 for the three months ended October 31, 1999, compared to $0.07 per common share for the prior year period. Earnings per common share was $0.27 for the six months ended October 31, 1999, compared to $0.13 per common share for the prior year period.

NET INTEREST INCOME

     The continued profitability of the Company during this period has been achieved by the growth of the receivables portfolio, income from servicing activities and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                          AS OF OR FOR THE
                                          SIX MONTHS ENDED
                                            OCTOBER 31,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
Receivables Held for Investment:
     Number..........................      14,089      17,878
     Principal balance...............  $  155,871  $  211,138
     Average principal balance of
       receivables outstanding during
       the six month period..........     144,014     196,953
     Average principal balance of
       receivables outstanding during
       the three month period........     148,337     206,077
Receivables Acquired for Investment:
     Number..........................       5,877       4,088
     Principal balance...............  $   63,990  $   37,774
Securitized Receivables:(1)
     Number..........................       7,729       5,275
     Principal balance...............  $   77,283  $   41,483
Total Managed Receivables Portfolio:
     Number..........................      27,695      27,241
     Principal balance...............  $  297,144  $  290,395
------------

(1) Represents receivables previously owned by FISC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables.

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                           OCTOBER 31,           OCTOBER 31,
                                       --------------------  --------------------
                                        1998(2)     1999      1998(2)     1999
                                       ---------  ---------  ---------  ---------
Interest income(1):
     Receivables Held for
       Investment....................  $   6,085  $   8,323  $  11,744  $  15,943
     Receivables Acquired for
       Investment and Investment in
       Trust Certificates............        868      1,741        868      3,730
                                       ---------  ---------  ---------  ---------
                                           6,953     10,064     12,612     19,673
Interest expense:
     Receivables Held for
       Investment....................      2,393      3,195      4,618      6,121
     Receivables Acquired for
       Investment and Investment in
       Trust Certificates............        493        791        493      1,744
                                       ---------  ---------  ---------  ---------
                                           2,886      3,986      5,111      7,865
                                       ---------  ---------  ---------  ---------
          Net interest income........  $   4,067  $   6,078  $   7,501  $  11,808
                                       =========  =========  =========  =========

------------

(1) Amounts shown are net of amortization of premium and deferred fees.

(2) Amounts shown reflect a reduction of $305 in both interest income and interest expense for Receivables Acquired for Investment with no impact on net interest income. This reclassification was made to conform with the 1999 presentation.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on receivables held for investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

                                          THREE MONTHS           SIX MONTHS
                                              ENDED                ENDED
                                           OCTOBER 31,           OCTOBER 31,
                                       --------------------  --------------------
                                         1998       1999       1998       1999
                                       ---------  ---------  ---------  ---------
Receivables Held for Investment:
     Effective yield on Receivables
       Held for Investment(1)........       16.4%      16.1%      16.3%      16.2%
     Average cost of debt(2).........        6.7        6.5        6.6        6.4
                                       ---------  ---------  ---------  ---------
     Net interest spread(3)..........        9.7%       9.6%       9.7%       9.8%
                                       =========  =========  =========  =========
     Net interest margin(4)..........       10.0%       9.9%       9.9%      10.0%
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

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months and six months ended October 31, 1999 to $6.1 and $11.8 million from $4.1 and $7.5 million for the comparable periods in the preceding year. Net interest income in 1999 represents increases of 49% and 57% from the same periods in 1998.

     Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           OCTOBER 31, 1998 TO 1999             OCTOBER 31, 1998 TO 1999
                                       ---------------------------------    ---------------------------------
                                         INCREASE DUE TO                      INCREASE DUE TO
                                            CHANGE IN                            CHANGE IN
                                       --------------------                 --------------------
                                        AVERAGE                              AVERAGE
                                       PRINCIPAL    AVERAGE    TOTAL NET    PRINCIPAL    AVERAGE    TOTAL NET
                                        AMOUNT       RATE      INCREASE      AMOUNT       RATE      INCREASE
                                       ---------    -------    ---------    ---------    -------    ---------
Receivables Held for Investment:
     Interest income.................   $ 2,368     $ (131)     $ 2,237      $ 4,317     $ (118)     $ 4,199
     Interest expense................       890        (89)         801        1,706       (203)       1,503
                                       ---------    -------    ---------    ---------    -------    ---------
     Net interest income.............   $ 1,478     $  (42)     $ 1,436      $ 2,611     $   85      $ 2,696
                                       =========    =======    =========    =========    =======    =========

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998 (DOLLARS IN
THOUSANDS)

     INTEREST INCOME Interest income for the 1999 periods increased to $10,064 and $19,673 compared with $6,953 and $12,612 for the comparable periods in 1998 which reflects an increase of 45% and 56%. The increase in interest income is primarily due to an increase in the average principal balance of Receivables Held for Investment of 39% and 37% from the 1998 to 1999 comparable periods and the contribution to interest income made by the Receivables Acquired for Investment and Trust Certificates acquired pursuant to the FISC acquisition.

     INTEREST EXPENSE. Interest expense in 1999 increased for both the three and six month periods to $3,986 and $7,865 as compared to $2,886 and $5,111 in 1998. The increase of 38% and 54% was due to an increase of 37% in the weighted average borrowings outstanding under secured credit facilities and interest expense associated with the $75 million acquisition facility. Weighted average cost of debt for secured credit facilities decreased 3% for both the three and six month periods as a result of lower market rates which were partially offset by a higher level of facility utilization.

     NET INTEREST INCOME. Net interest income increased to $6,078 and $11,808, an increase of 49% and 57%. The increase resulted primarily from the growth in Receivables Held for Investment and contributions to interest income from the Receivables Acquired for Investment and Trust Certificates. In addition, during the three month period, a decrease in the average cost of debt partially offset the decrease in effective yield on Receivables Held for Investment resulting in a .1% decline in net interest spread. During the six month period, the decrease in the average cost of debt exceeded the decrease in the effective yield on Receivables Held for Investment, thereby increasing the net interest spread over the 1998 period.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 1999 increased to $1,913 and $3,069 as compared to $1,200 and $2,150 in 1998. The increase was the result of the growth of the Company's Receivables Held for Investment portfolio and the related increase in net charge-offs.

     SERVICING INCOME. Represents servicing income received on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3% on the outstanding balance of the principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer. During the three and six month periods, servicing income was $346 and $750, respectively.

     LATE FEES AND OTHER INCOME. Late fees and other income increased to $765 and $1,272 in 1999 from $203 and $363 in 1998 which primarily represents late fees collected from customers on past due accounts, collections on certain FISC assets which had previously been charged-off by the Company, and interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fees consist primarily of fees paid by the Company to General Electric Credit Corporation with which the Company had a servicing relationship on its Receivables Held for Investment. Effective July 6, 1999, the Company began servicing its portfolio in-house and terminated the General Electric arrangement. Thus, beginning in July 1999 and for the entire second quarter, the Company incurred no third party servicing expenses.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs increased to $2,502 and $4,697 in 1999 from $1,129 and $1,985 in 1998. The increase is a result of increasing staff levels to support an increase in the Company's receivables portfolio, an expansion of its geographic territory and an increase in staffing levels as a result of the acquisition of FISC and the resulting assumption of loan servicing activities.

     OTHER EXPENSES. Other expenses increased to $1,553 and $3,303 in 1999 from $1,001 and $1,787 in 1998. The increase is a result of an expansion of the Company's asset base, an increase in the volume of applications for credit processed by the Company in the 1999 period versus the comparable period and operating costs associated with the acquired company which were not applicable to the prior year period.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 1999, income before provision for income taxes increased to $1,220 and $2,327 or an increase of 99% and 110% from the comparable periods in 1998. This change was a result of the increase in net interest income after provision for credit losses of $1,298 and $3,388 and an increase in late fees and other income of $562 and $909, offset by an increase in operating expenses of $1,352 and $3,582.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF CASH FLOWS. The Company's business requires significant cash flow to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire receivables from dealers and fund required reserve accounts, (ii) amounts necessary to fund premiums for credit enhancement insurance, and (iii) amounts necessary to fund costs to retain receivables, primarily interest expense. The Company also requires a significant amount of cash flow for working capital to fund fixed operating expenses, primarily salaries and benefits.

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $34.2 million and $71.4 million for receivables acquired for the three months and six months ended October 31, 1999 compared to $30.1 million and $52.5 million paid in the comparable 1998 periods.

     The Company funds the purchase price of the receivables through the use of a $65 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current FIRC credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. Receivables that have accumulated in the FIRC credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $135 million to fund the Company's investment in the receivables portfolio. Credit enhancement for the warehouse lenders is provided by an Auto Loan Protection Insurance ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary.

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

     The current term of the FIRC credit facility expires on December 15, 1999, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of the facility has been extended on eight occasions since its inception in October 1992. The Company is currently in negotiations with the lenders on the FIRC credit facility to extend the maturity date to June 15, 2000. While the Company has no reason to believe the facility will not be extended, failure of the lenders to extend the maturity date would have a material adverse affect on the Company. The FIARC commercial paper facility was provided for a term of one year and has been extended to March 31, 2000. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility.

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

     The current term of the FIACC commercial paper facility expires on December 31, 1999. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. The Company is currently in negotiations with the lenders on the FIACC credit facility to extend the maturity date to December 31, 2000. While the Company has no reason to believe the facility will not be extended, failure of the lenders to extend the maturity date would have a material adverse affect on the Company.

     In addition to the $225 million in currently available debt facilities utilized to fund the acquisition of receivables, the Company also maintains a $10 million working capital facility to be used for working capital and general corporate purposes. The working capital facility expires on December 15, 1999. If the lenders elect not to renew, any outstandings will be amortized over a one year period. There was $10 million outstanding under this facility at October 31, 1999. The Company has received a commitment from its lenders to extend the maturity date on the facility to February 28, 2000 and increase the total commitment to $13.5 million, subject to the completion of final documentation.

     On September 20, 1999, the Company entered into an unsecured promissory note with a director and shareholder of the Company under which the Company borrowed $2.5 million to fund its working capital requirement. The note matures on December 20, 1999 and bears interest at a rate of 12% per annum with the outstanding principal balance and all accrued interest due at maturity. The Company anticipates utilizing a portion of the proposed increase in the $10 million working capital facility to repay this indebtedness.

     On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC ("FIFS Acquisition"), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35%. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3% on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness. The bridge facility expires on December 31, 1999. The Company is currently negotiating with First Union to refinance the acquisition facility over an extended term sufficient to amortize the outstanding balance of the indebtedness through collections of the underlying receivables and Trust Certificates. It is anticipated that the permanent financing will consist of issuing various tranches of notes, to be held by VFCC, or certificates to be held by the Company and First Union, which will contain distinct principal amortization requirements and interest rates. The Company anticipates no material change in the weighted average interest rate under the permanent financing. It is anticipated, however, that in conjunction with VFCC providing the permanent financing, VFCC will obtain a beneficial interest in certain portion of the excess cash flow generated by the remaining assets. The amount of excess cash to be received by First Union will vary depending upon the timing and amount of such cash flows. To the extent that the facility is not finalized prior to the expiration date, the Company intends to seek a short-term extension to allow for the completion of the term financing. The Company has no reason to believe that an agreement with VFCC will not grant such an extension or that an agreement to refinance the bridge loan will not be reached prior to the then final maturity of the bridge facility. If the facility were not extended, the remaining outstanding principal balance would be due at maturity.

     Substantially all of the Company's receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company's lenders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

     The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolios. The Company received such payments in the amount of $54.7 million and $41.9 million for the six months ended October 31, 1999 and 1998, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodial fees. During the six months ended, the Company required net cash flow of $31.9 million in 1999 and

$21.7 million in 1998 (cash required to acquire receivables held for investment net of principal payments on receivables) to fund the growth of its receivables portfolio.

     INTEREST RATE MANAGEMENT. The Company's credit facilities bear interest at floating interest rates which are reset on a short-term basis whereas its receivables bear interest at fixed rates which are generally at the maximum rates allowable by law and do not generally vary with changes in interest rates. To manage the risk of fluctuation in the interest rate environment, the Company enters into interest rate swaps and caps with notional principal amounts which approximate the balance of its debt outstanding to lock in what management believes to be an acceptable net interest spread. However, the Company will be exposed to limited rate fluctuation risk to the extent it cannot perfectly match the timing of net advances from its credit facilities and acquisitions of additional interest rate protection agreements. As of October 31, 1999, the Company was party to a swap agreement with Bank of America pursuant to which the Company's interest rate is fixed at 5.565% on a notional amount of $120 million. The swap agreement expires on January 12, 2000 and may be extended to January 14, 2002 at the option of Bank of America.

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

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $1,945 as a percentage of receivables is .9% at October 31, 1999.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of October 31, 1999 and April 30, 1999, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 21.9% and 20.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the FIARC and FIACC commercial paper facilities do not carry default insurance. A provision for credit losses of $1,913 and $3,069 has been recorded for the three months ended and six months ended October 31, 1999, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                           AS OF OR FOR THE SIX MONTHS ENDED OCTOBER 31,
                                        ----------------------------------------------------
                                                 1998                         1999
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
Receivables Held for Investment:
Delinquent amount outstanding:
     30 - 59 days....................      255         $ 3,363          368         $ 4,434
     60 - 89 days....................       57             932          132           1,541
     90 days or more.................      100           1,501          131           1,478
                                           ---        ---------         ---        ---------
Total delinquencies..................      412         $ 5,796          631         $ 7,453
                                           ===        =========         ===        =========
Total delinquencies as a percentage
  of outstanding receivables.........      2.7%            2.6%        3.5%            3.5%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period(2)(3)............                      2.8%                        2.7%

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

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 6.8% and 3.4% as of October 31, 1999 and April 30, 1999, respectively.

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

     STATE OF READINESS. The Company relies almost exclusively on third party application software in its operations. All software applications are designed to run on client server systems. The Company employs three major software applications in its business: (i) a loan origination system which is utilized in the receipt, approval and funding of receivables, (ii) a loan servicing and collection system which is used by the Company's personnel to track and service all active customer accounts as well as repossession and disposition activities, and (iii) accounting systems which process all general ledger and financial reporting activities. Each of the vendors that supply these software applications has certified to the Company that their respective applications are Year 2000 compliant. In addition, the Company has developed internal testing procedures on each system and has completed these tests to confirm the vendors' certification as to compliance.

     The Company has also requested confirmation from all other Counterparties, which an internal review indicated may be exposed to Year 2000 Issues. As of November 30, 1999, the only material Counterparties which had not confirmed Year 2000 compliance were credit reporting agencies upon which the Company relies in obtaining credit histories on the loan applications it reviews for approval. All other Counterparties have assured the Company that they expect to be Year 2000 compliant prior to December 31, 1999.

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

                                         FIRST INVESTORS FINANCIAL SERVICES
                                         GROUP, INC.
                                                   (Registrant)

Date:  December 14, 1999                 By: /s/ TOMMY A. MOORE, JR.
                                                 TOMMY A. MOORE, JR.
                                                 PRESIDENT AND CHIEF EXECUTIVE
                                                 OFFICER

Date:  December 14, 1999                 By: /s/ BENNIE H. DUCK
                                                 BENNIE H. DUCK
                                                 SECRETARY, TREASURER AND
                                                 CHIEF FINANCIAL OFFICER