Form 10-Q
period 2000-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2000-03-15
CIK 948034

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

                                                          SHARES
                                                      OUTSTANDING AT
              CLASS                                   MARCH 1, 2000
  ----------------------------                        --------------
  COMMON STOCK-$.001 PAR VALUE                          5,566,669

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                JANUARY 31, 2000

                               TABLE OF CONTENTS

                                                           PAGE NO.
                                                           --------

PART I     FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of
                   April 30, 1999 and
                   January 31, 2000.....................        3

                   Consolidated Statements of Operations
                   for the Three Months
                   and Nine Months Ended January 31,
                   1999 and 2000........................        4

                   Consolidated Statement of
                   Shareholders' Equity for the Nine
                   Months Ended January 31, 2000........        5

                   Consolidated Statements of Cash Flows
                   for the Nine Months Ended
                   January 31, 1999 and 2000............        6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................       11

           Item 3. Quantitative and Qualitative
                   Disclosures About Market Risk........       20

PART II    OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K.....       21

           SIGNATURES...................................       21

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1999 AND JANUARY 31, 2000

                                          APRIL 30,       JANUARY 31,
                                            1999              2000
                                       ---------------    ------------
                                          (AUDITED)       (UNAUDITED)

               ASSETS
-------------------------------------
Receivables Held for Investment,
  net................................  $   183,318,532    $219,990,577
Receivables Acquired for Investment,
  net................................       41,023,768      26,220,708
Investment in Trust Certificates.....       10,754,512       6,919,989
Cash and Short-Term Investments,
  including restricted cash of
  $7,487,636 and $22,596,460.........       11,515,872      24,673,323
Other Receivables:
     Due from servicer...............       14,065,957         --
     Accrued interest................        2,365,231       3,174,849
Assets Held for Sale.................        1,693,255       1,489,189
Other Assets:
     Funds held under reinsurance
       agreement.....................        2,620,296       2,703,183
     Deferred financing costs and
       other, net of accumulated
       amortization and depreciation
       of $1,702,088 and
       $2,677,961....................        4,898,045       6,738,842
     Deferred income taxes
       receivable, net...............          553,781         --
     Current income taxes
       receivable....................        --                107,581
                                       ---------------    ------------
          Total assets...............  $   272,809,249    $292,018,241
                                       ===============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Debt:
     Secured Term Notes..............  $     --           $167,969,000
     Secured credit facilities.......      176,549,417      45,140,000
     Acquisition term facility.......       55,737,371      33,653,821
     Unsecured credit facilities.....        7,235,000      13,300,000
Other Liabilities:
     Accounts payable and accrued
       liabilities...................        5,795,385       2,173,311
     Current income taxes payable....          329,764         --
     Deferred income taxes payable,
       net...........................        --                334,099
                                       ---------------    ------------
          Total liabilities..........      245,646,937     262,570,231
                                       ---------------    ------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669,
       shares issued and
       outstanding...................            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............        8,691,827      10,977,525
                                       ---------------    ------------
          Total shareholders'
          equity.....................       27,162,312      29,448,010
                                       ---------------    ------------
          Total liabilities and
          shareholders' equity.......  $   272,809,249    $292,018,241
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1999 AND 2000
                                  (UNAUDITED)

                                           FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                            ENDED JANUARY 31,              ENDED JANUARY 31,
                                       ----------------------------  ------------------------------
                                           1999           2000            1999            2000
                                       ------------  --------------  --------------  --------------
Interest Income......................  $  9,202,081  $   10,584,724  $   21,814,018  $   30,257,181
Interest Expense.....................     3,962,813       4,142,041       9,073,541      12,006,724
                                       ------------  --------------  --------------  --------------
          Net interest income........     5,239,268       6,442,683      12,740,477      18,250,457
Provision for Credit Losses..........     1,115,000       1,542,800       3,265,000       4,611,372
                                       ------------  --------------  --------------  --------------
Net Interest Income After Provision
  for Credit Losses..................     4,124,268       4,899,883       9,475,477      13,639,085
                                       ------------  --------------  --------------  --------------
Other Income:
     Servicing.......................       474,918         293,365         720,922       1,043,387
     Late fees and other.............       241,764         544,162         604,690       1,816,333
                                       ------------  --------------  --------------  --------------
          Total other income.........       716,682         837,527       1,325,612       2,859,720
Operating Expenses:
     Servicing fees..................       602,165        --             1,681,927         434,572
     Salaries and benefits...........     1,908,905       2,543,712       3,893,930       7,240,637
     Other...........................     1,409,064       1,921,462       3,195,974       5,224,072
                                       ------------  --------------  --------------  --------------
          Total operating expenses...     3,920,134       4.465,174       8,771,831      12,899,281
                                       ------------  --------------  --------------  --------------
Income Before Provision for Income
  Taxes..............................       920,816       1,272,236       2,029,258       3,599,524
                                       ------------  --------------  --------------  --------------
Provision for Income Taxes:
     Current.........................       548,012      (1,229,398)      1,106,496         425,946
     Deferred........................      (211,914)      1,693,764        (365,817)        887,880
                                       ------------  --------------  --------------  --------------
          Total provision for income
            taxes....................       336,098         464,366         740,679       1,313,826
                                       ------------  --------------  --------------  --------------
Net Income...........................  $    584,718  $      807,870  $    1,288,579  $    2,285,698
                                       ============  ==============  ==============  ==============
Basic and Diluted Net Income per
  Common Share.......................         $0.11           $0.15           $0.23           $0.41
                                       ============  ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2000
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN         RETAINED
                                        STOCK       CAPITAL         EARNINGS         TOTAL
                                       -------   --------------  --------------  --------------
Balance, April 30, 1999..............  $5,567    $   18,464,918  $    8,691,827  $   27,162,312
     Net income......................    --            --             2,285,698       2,285,698
                                       -------   --------------  --------------  --------------
Balance, January 31, 2000............  $5,567    $   18,464,918  $   10,977,525  $   29,448,010
                                       =======   ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JANUARY 31, 1999 AND 2000
                                  (UNAUDITED)

                                             1999              2000
                                       ----------------  ----------------
Cash Flows From Operating Activities:
     Net income......................  $      1,288,579  $      2,285,698
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....         2,387,142         3,138,934
          Provision for credit
            losses...................         3,265,000         4,611,372
          Charge-offs, net of
            recoveries...............        (3,048,492)       (4,134,205)
     (Increase) decrease in:
          Accrued interest
            receivable...............          (707,487)         (809,618)
          Restricted cash............        (1,913,057)      (15,108,824)
          Deferred financing costs
            and other................        (1,168,219)       (2,754,579)
          Funds held under
            reinsurance agreement....          (517,108)          (82,887)
          Due from servicer..........        (1,650,338)       14,065,957
          Deferred income taxes
            receivable, net..........          (365,817)          553,781
          Current income taxes
            receivable...............           495,280          (107,581)
     Increase (decrease) in:
          Accounts payable and
            accrued liabilities......         2,135,676        (3,622,074)
          Current income taxes
            payable..................           214,773          (329,764)
          Deferred income taxes
            payable, net.............         --                  334,099
                                       ----------------  ----------------
               Net cash provided by
                 (used in) operating
                 activities..........           415,932        (1,959,691)
                                       ----------------  ----------------
Cash Flows From Investing Activities:
     Purchase of Receivables Held for
       Investment....................       (80,651,221)     (101,390,576)
     Principal payments from
       Receivables Held for
       Investment....................        47,309,013        62,268,679
     Principal payments from
       Receivables Acquired for
       Investment....................         7,166,517        14,803,060
     Principal payments from Trust
       Certificates..................         3,236,211         3,834,523
     Acquisition of business, net of
       cash acquired.................       (76,887,410)        --
     Purchase of furniture and
       equipment.....................          (206,554)          (48,401)
                                       ----------------  ----------------
               Net cash used in
                 investing
                 activities..........      (100,033,444)      (20,532,715)
                                       ----------------  ----------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Secured Term Notes.........         --              167,969,000
          Secured debt...............        74,144,320        88,960,602
          Unsecured debt.............        14,535,000        14,865,000
          Acquisition debt...........        75,000,000         --
     Principal payments made on --
          Secured debt...............       (39,933,611)     (220,370,019)
          Unsecured debt.............       (11,450,000)       (8,800,000)
          Acquisition debt...........        (9,550,669)      (22,083,550)
                                       ----------------  ----------------
               Net cash provided by
                 financing
                 activities..........       102,745,040        20,541,033
                                       ----------------  ----------------
Increase (Decrease) in Cash and
  Short-Term Investments.............         3,127,528        (1,951,373)
Cash and Short-Term Investments at
  Beginning of Period................           482,581         4,028,236
                                       ----------------  ----------------
Cash and Short-Term Investments at
  End of Period......................  $      3,610,109  $      2,076,863
                                       ================  ================
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $      8,509,052  $     11,873,836
          Income taxes...............           396,443           863,291

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1999 AND 2000

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of January 31, 2000, approximately 31 percent of Receivables Held for Investment were located in Texas. The Company currently originates loans from dealerships located in 26 states.

     On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation from Fortis, Inc. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities. As a result of the acquisition, the Company increased receivables, acquired an interest in certain Trust Certificates related to two asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology. As of January 31, 2000, FISC performs servicing and collection functions on a Managed Receivables Portfolio of $286.1 million.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of January 31, 2000, and the results of its operations for the three months and nine months ended January 31, 1999 and 2000, and its cash flows for the nine months ended January 31, 1999 and 2000.

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

     INVESTMENT IN TRUST CERTIFICATES. The Company utilized prepayment speeds and loss rate assumptions to determine the fair value of the Trust Certificates and interest-only residuals. The resulting discount rate is used to accrue income. During 2000, the assumptions used were:

                                             RANGE
                                        ---------------
Prepayment...........................   .9% ABS
Loss rate............................    14.5% to 15.5%

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders divided by the weighted average number of common shares outstanding. See Note 6.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1999 amounts to conform with the 2000 presentation.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,       JANUARY 31,
                                            1999             2000
                                       ---------------  ---------------
Receivables..........................  $   179,807,957  $   217,924,975
Unamortized premium and deferred
  fees...............................        5,040,226        4,072,420
Allowance for credit losses..........       (1,529,651)      (2,006,818)
                                       ---------------  ---------------
     Net receivables.................  $   183,318,532  $   219,990,577
                                       ===============  ===============

     Activity in the allowance for credit losses was as follows:


                                             FOR THE NINE MONTHS
                                              ENDED JANUARY 31,
                                       --------------------------------
                                            1999             2000
                                       ---------------  ---------------
Balance, beginning of period.........  $     1,198,545  $     1,529,651
Provision for credit losses..........        3,265,000        4,611,372
Charge-offs, net of recoveries.......       (3,048,492)      (4,134,205)
                                       ---------------  ---------------
Balance, end of period...............  $     1,415,053  $     2,006,818
                                       ===============  ===============

4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of January 31, 2000:

Contractual payments receivable from
  Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net of excess cash
  flows to be sold......................  $    35,275,090
Nonaccretable difference................       (4,699,844)
Accretable yield........................       (4,354,538)
                                          ---------------
Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net...................  $    26,220,708
                                          ===============

     The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.


                                           NONACCRETABLE      ACCRETABLE
                                            DIFFERENCE           YIELD
                                           -------------      -----------
Balance at April 30, 1999...............    $14,314,526       $ 7,632,607
     Accretion..........................        --             (3,951,991)
     Eliminations.......................     (8,940,760)          --
     Reclassifications..................       (673,922)          673,922
                                           -------------      -----------
Balance at January 31, 2000.............    $ 4,699,844       $ 4,354,538
                                           =============      ===========

     Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended January 31, 2000.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  DEBT

     GENERAL. Borrowings under the F.I.R.C., Inc. (FIRC) credit facility and the First Investors Auto Owner Trust 2000-A (Auto Trust) (see Secured Term Notes below) were $45,140,000 and $167,969,000, respectively, at January 31, 2000 and had weighted average interest rates, including the effect of facility fees, program fees, dealer fees and hedge instruments, as applicable, of 6.39% and 6.67%, respectively. The effects of the hedge instrument on the weighted average interest rate lowered the effective interest rate on the Auto Trust borrowings by approximately 0.86%. The current term of the FIRC credit facility expires on June 15, 2000. There were no borrowings outstanding at January 31, 2000 under the First Investors Auto Receivables Corporation (FIARC) commercial paper facility or the First Investors Auto Capital Corporation (FIACC) commercial paper facility. The current term of the FIARC commercial paper facility expires on March 31, 2000. The current term of the FIACC commercial paper facility expires on December 31, 2000.

     SECURED TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A (Auto Trust) completed the issuance of $167,969,000 of 7.174% asset-backed notes (Notes). The Notes are secured by a pool of automobile receivables totaling $174,968,641 which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the Note holders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2% of the original balance of the receivables pool and a 4% over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.

     The Company, through its wholly-owned subsidiary, FIFS Acquisition Funding Company, has outstanding non-recourse borrowings of $33,653,821 as of January 31, 2000 which are related to the acquisition of FISC. This facility expires on April 15, 2000.

     The Company, through its wholly-owned subsidiary, First Investors Financial Services, Inc. (FIFS), also maintains a working capital facility with Bank of America and First Union National Bank. At January 31, 2000, there was $13,300,000 in prime rate borrowings outstanding under this facility. This facility expires on April 15, 2000.

     The Company's secured credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates which do not generally vary with the change in interest rates. Since a primary contributor to the Company's profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of fluctuations in market interest rates on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company's interest rate was fixed at 5.565% on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505% and receives a fixed rate of 7.174% from the counterparty. The initial notional amount of the swap was $167,969,000 which amortizes in accordance with the expected amortization of the Notes. Final maturity of the swap is February 15, 2006.

6.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and nine months ended January 31, 1999 and 2000, are as follows:

                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                             ENDED JANUARY 31,         ENDED JANUARY 31,
                                          ------------------------  ------------------------
                                             1999         2000         1999         2000
                                          -----------  -----------  -----------  -----------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share.......    5,566,669    5,566,669    5,566,669    5,566,669
  Effect of dilutive stock options......      --               383           36          567
                                          -----------  -----------  -----------  -----------
  Weighted average shares outstanding
     for diluted earnings per share.....    5,566,669    5,567,052    5,566,705    5,567,236
                                          ===========  ===========  ===========  ===========

     For the three months and nine months ended January 31, 1999 and 2000, the Company had 134,117 and 133,933, respectively, of stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended January 31, 2000 was $807,870, an increase of 38% from that reported for the comparable period in the preceding year of $584,718. Net income for the nine months ended January 31, 2000 was $2,285,698, an increase of 77% from that reported for the comparable period in the preceding year of $1,288,579. Earnings per common share were $0.15 for the three months ended January 31, 2000, compared to $0.11 per common share for the prior year period. Earnings per common share were $0.41 for the nine months ended January 31, 2000, compared to $0.23 per common share for the prior year period.

NET INTEREST INCOME

     The continued profitability of the Company during this period has been achieved by the growth of the Receivables Held for Investment, income from servicing activities and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                          AS OF OR FOR THE
                                         NINE MONTHS ENDED
                                            JANUARY 31,
                                       ----------------------
                                          1999        2000
                                       ----------  ----------
Receivables Held for Investment:
     Number..........................      14,990      18,540
     Principal balance...............  $  166,769  $  217,925
     Average principal balance of
       receivables outstanding during
       the nine-month period.........     149,827     202,711
     Average principal balance of
       receivables outstanding during
       the three-month period........     161,438     214,921
Receivables Acquired for Investment:
     Number..........................       5,418       3,716
     Principal balance...............  $   56,697  $   32,724
Securitized Receivables(1):
     Number..........................       7,119       4,807
     Principal balance...............  $   67,481  $   35,408
Total Managed Receivables Portfolio:
     Number..........................      27,527      27,063
     Principal balance...............  $  290,947  $  286,057

------------

(1) Represents receivables previously owned by FISC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables.

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          JANUARY 31,            JANUARY 31,
                                       ------------------    ------------------
                                       1999(2)     2000      1999(2)     2000
                                       -------    -------    -------    -------
Interest income(1):
     Receivables Held for
       Investment .................    $ 6,579    $ 8,820    $18,323    $24,762
     Receivables Acquired for
       Investment and Investment in
       Trust Certificates .........      2,623      1,765      3,491      5,495
                                       -------    -------    -------    -------
                                         9,202     10,585     21,814     30,257
Interest expense:
     Receivables Held for
       Investment .................      2,608      3,472      7,226      9,593
     Receivables Acquired for
       Investment and Investment in
       Trust Certificates .........      1,355        670      1,848      2,414
                                       -------    -------    -------    -------
                                         3,963      4,142      9,074     12,007
                                       -------    -------    -------    -------
          Net interest income .....    $ 5,239    $ 6,443    $12,740    $18,250
                                       =======    =======    =======    =======

------------

(1) Amounts shown are net of amortization of premium and deferred fees.

(2) Amounts shown reflect a reduction of $486 and $791 for the three- and nine-month periods, respectively, in both interest income and interest expense for receivables acquired for investment with no impact on net interest income. This reclassification was made to conform with the 2000 presentation.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):


                                       THREE MONTHS       NINE MONTHS
                                          ENDED              ENDED
                                        JANUARY 31,       JANUARY 31,
                                       -------------     -------------
                                       1999     2000     1999     2000
                                       ----     ----     ----     ----
Receivables Held for Investment:
     Effective yield on Receivables
       Held for Investment(1) .....    16.3%    16.4%    16.3%    16.3%
     Average cost of debt(2) ......     6.5      6.7      6.6      6.5
                                       ----     ----     ----     ----
     Net interest spread(3) .......     9.8%     9.7%     9.7%     9.8%
                                       ====     ====     ====     ====
     Net interest margin(4) .......     9.8%    10.0%     9.9%    10.0%
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

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months and nine months ended January 31, 2000 to $6.4 million and $18.3 million from $5.2 million and $12.7 million for the comparable periods in the preceding year. Net interest income in 2000 represents increases of 23% and 43% from the same periods in 1999.

     Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                           JANUARY 31, 1999 TO 2000             JANUARY 31, 1999 TO 2000
                                       ---------------------------------    ---------------------------------
                                         INCREASE DUE TO                      INCREASE DUE TO
                                            CHANGE IN                            CHANGE IN
                                       --------------------                 --------------------
                                        AVERAGE                              AVERAGE
                                       PRINCIPAL    AVERAGE    TOTAL NET    PRINCIPAL    AVERAGE    TOTAL NET
                                        AMOUNT       RATE      INCREASE      AMOUNT       RATE      INCREASE
                                       ---------    -------    ---------    ---------    -------    ---------
Receivables Held for Investment:
     Interest income.................   $ 2,181      $  60      $ 2,241      $ 6,467     $  (28 )    $ 6,439
     Interest expense................       774         90          864        2,479       (112 )      2,367
                                       ---------    -------    ---------    ---------    -------    ---------
     Net interest income.............   $ 1,407      $ (30)     $ 1,377      $ 3,988     $   84      $ 4,072
                                       =========    =======    =========    =========    =======    =========

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2000 AND 1999 (DOLLARS IN THOUSANDS)

     INTEREST INCOME Interest income for the 2000 periods increased to $10,585 and $30,257 compared with $9,202 and $21,814 for the comparable periods in 1999. Interest income on Receivables Held for Investment increased 34% and 35% for the three-month and nine-month periods. This is due to an increase in the average principal balance of Receivables Held for Investment of 33% and 35% from the 1999 comparable periods. Interest income on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 33% for the comparable three-month periods and increased 57% for the nine-month periods. The quarterly decrease is attributable to a 46% reduction in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates. The increase in interest income for the comparable nine-month periods is attributable to a full nine months of income for fiscal 2000 as compared to the four-month period in fiscal 1999 from the FISC acquisition in October 1998 to January 1999.

     INTEREST EXPENSE. Interest expense in 2000 increased for both the three and nine month periods to $4,142 and $12,007 as compared to $3,963 and $9,074 in 1999. Interest expense on Receivables Held for Investment increased 33% for both the three-month and nine-month periods. This is due to an increase of 30% and 34% in the weighted average borrowings outstanding under secured credit facilities. Interest expense on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 51% for the comparable three-month periods and increased 31% for the nine-month periods. The quarterly decrease is attributable to a 47% reduction in the weighted average borrowings under the unsecured acquisition facility. The increase in interest expense for the comparable nine-month periods is attributable to a full nine months of expense for fiscal 2000 as compared to the four-month period in fiscal 1999 from the FISC acquisition in October 1998 to January 1999.

     NET INTEREST INCOME. Net interest income increased to $6,443 and $18,250, an increase of 23% and 43%. The increase resulted primarily from the growth in Receivables Held for Investment and contributions to interest income from the Receivables Acquired for Investment and Trust Certificates.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2000 increased to $1,543 and $4,611 as compared to $1,115 and $3,265 in 1999. The increase was the result of the growth of the Company's Receivables Held for Investment portfolio and the related increase in net charge-offs.

     SERVICING INCOME. Represents servicing income received on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3% on the outstanding principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer. During the three- and nine-month periods, servicing income was $293 and $1,043, respectively, compared to $475 and $721 for the same periods in 1999. Servicing income continues to decrease as the principal balance outstanding on the securitizations declines.

     LATE FEES AND OTHER INCOME. Late fees and other income increased to $544 and $1,816 in 2000 from $242 and $605 in 1999 which primarily represents late fees collected from customers on past due accounts, collections on certain FISC assets which had previously been charged-off by the Company, and interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fees consist primarily of fees paid by the Company to General Electric Credit Corporation with which the Company had a servicing relationship on its Receivables Held for Investment. Effective July 6, 1999, the Company began servicing its portfolio in-house and terminated the General Electric arrangement. Thus, beginning in July 1999 and for the entire second and third quarters, the Company incurred no third party servicing expenses.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs increased to $2,544 and $7,241 in 2000 from $1,909 and $3,894 in 1999. The increase is a result of increasing staff levels to support an increase in the Company's receivables portfolio, an expansion of its geographic territory and an increase in staffing levels as a result of the acquisition of FISC and the resulting assumption of loan servicing activities.

     OTHER EXPENSES. Other expenses increased to $1,921 and $5,224 in 2000 from $1,409 and $3,196 in 1999. The increase is a result of an expansion of the Company's asset base, an increase in the volume of applications for credit processed by the Company in the 2000 period versus the comparable period and operating costs associated with the acquired company which were not applicable to the prior year period.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 2000, income before provision for income taxes increased to $1,272 and $3,600 or 38% and 77% from the comparable periods in 1999. This change was a result of the increase in net interest income after provision for credit losses of $776 and $4,164 and an increase in late fees and other income of $302 and $1,212, offset by an increase in operating expenses of $512 and $2,028.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF CASH FLOWS. The Company's business requires significant cash flow to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire receivables from dealers and fund required reserve accounts, (ii) amounts necessary to fund premiums for credit enhancement insurance, and (iii) amounts necessary to fund costs to retain receivables, primarily interest expense. The Company also requires a significant amount of cash flow for working capital to fund operating expenses, primarily salaries and benefits.

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $30.0 million and $101.4 million for receivables acquired for the three months and nine months ended January 31, 2000 compared to $28.2 million and $80.7 million paid in the comparable 1999 periods.

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

     The Company utilizes a $135 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by Bank of America as an additional source of warehouse financing for Receivables Held for Investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancement for the $135 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation.

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

     The current term of the FIRC credit facility expires on June 15, 2000, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of the facility has been extended on nine occasions since its inception in October 1992. The FIARC commercial paper facility was provided for a term of one year and has been extended to March 31, 2000. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility.

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

     The current term of the FIACC commercial paper facility expires on December 31, 2000. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility.

     In addition to the $225 million in currently available debt facilities utilized to fund the acquisition of new receivables, the Company also maintains a $13.5 million working capital facility to be used for working capital and general corporate purposes. The working capital facility expires on April 15, 2000. If the lenders elect not to renew, any outstandings will be amortized over a one year period. There was $13.3 million outstanding under this facility at January 31, 2000.

     On September 20, 1999, the Company entered into an unsecured promissory note with a director and shareholder of the Company under which the Company borrowed $2.5 million to fund its working capital requirement. The note was repaid in full on December 20, 1999 with the proceeds from borrowings under the working capital facility.

     On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A (Auto Trust) completed the issuance of $167,969,000 of 7.174% asset-backed notes (Notes). The Notes are secured by a pool of automobile receivables totaling $174,968,641 which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the Note holders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2% of the original balance of the receivables pool and a 4% over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.

     On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC ("FIFS Acquisition"), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35%. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3% on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness. The bridge facility expires on April 15, 2000. The Company is currently negotiating with First Union to refinance the acquisition facility over an extended term sufficient to amortize the outstanding balance of the indebtedness through collections of the underlying receivables and Trust Certificates. It is anticipated that the permanent financing will consist of issuing various tranches of notes, to be held by VFCC, or certificates to be held by the Company and First Union, which will contain distinct principal amortization requirements and interest rates. The Company anticipates no material change in the weighted average interest rate under the permanent financing. It is anticipated, however, that in conjunction with VFCC providing the permanent financing, VFCC will obtain a beneficial interest in certain portion of the excess cash flow generated by the remaining assets. The amount of excess cash to be received by First Union will vary depending upon the timing and amount of such cash flows. To the extent that the facility is not finalized prior to the expiration date, the Company intends to seek a short-term extension to allow for the completion of the term financing. The Company has no reason to believe that VFCC will not grant such an extension or that an agreement to refinance the bridge loan will not be reached prior to the then final maturity of the bridge facility. If the facility were not extended, the remaining outstanding principal balance would be due at maturity.

     Substantially all of the Company's receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company's lenders and the Noteholders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

     The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolio. The Company received such payments in the amount of $86.2 million and $63.7 million for the nine months ended January 31, 2000 and 1999, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodial fees. During the nine months ended, the Company required net cash flow of $39.1 million in 2000 and $33.3 million in 1999 (cash required to acquire Receivables Held for Investment net of principal payments on receivables) to fund the growth of its receivables portfolio.

     INTEREST RATE MANAGEMENT. The Company's secured credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates which do not generally vary with the change in interest rates. Since a primary contributor to the Company's profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

     The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company's interest rate was fixed at 5.565% on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505% and receives a fixed rate of 7.174% from the counterparty. The initial notional amount of the swap was $167,969,000 which amortizes in accordance with the expected amortization of the Notes. Final maturity of the swap is February 15, 2006.

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

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,007 as a percentage of Receivables Held for Investment is .9% at January 31, 2000.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of January 31, 2000 and April 30, 1999, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 13.3% and 20.6%, respectively. The decrease is related to several factors; actual portfolio losses have been less than originally anticipated, the seasoning of the portfolio and the amount of loan prepayments have been larger than initially expected. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. A provision for credit losses of $1,543 and $4,611 has been recorded for the three months ended and nine months ended January 31, 2000, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                           AS OF OR FOR THE NINE MONTHS ENDED JANUARY 31,
                                        ----------------------------------------------------
                                                 1999                         2000
                                        -----------------------      -----------------------
                                         NUMBER                       NUMBER
                                        OF LOANS      AMOUNT(1)      OF LOANS      AMOUNT(1)
                                        --------      ---------      --------      ---------
Receivables Held for Investment:
Delinquent amount outstanding:
     30 - 59 days....................      390         $ 5,030          428         $ 4,842
     60 - 89 days....................      104           1,346          116           1,331
     90 days or more.................       98           1,482          111           1,161
                                           ---        ---------         ---        ---------
Total delinquencies..................      592         $ 7,858          655         $ 7,334
                                           ===        =========         ===        =========
Total delinquencies as a percentage
  of outstanding receivables.........      3.6%            3.3%        3.5%            3.4%
Net charge-offs as a percentage of
  average receivables outstanding
  during the
  period(2)(3).......................                      2.7%                        2.7%

------------

(1) Amounts of delinquent receivables outstanding and total delinquencies as a percent of outstanding receivables for the 1999 period are based on gross receivables balances, which include principal outstanding plus unearned interest income and on the outstanding principal balance of receivables for the 2000 period. The change in calculation methodology is a result of the transfer of servicing from GE Capital. GE Capital provided the Company with gross receivable balance information only, therefore, comparable data cannot be obtained. While the dollar amount of delinquent receivables are not comparable period over period, management does not believe that the change in methodology would result in materially different delinquency percentages.

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

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 6.4% and 3.4% as of January 31, 2000 and April 30, 1999, respectively.

YEAR 2000 ISSUE

     The transition to the year 2000 date change was made without significant problems or interruption of business activity. The Company had implemented programs to assess the impact of the year 2000 date change on software and related technologies. Testing and modifications of the Company's critical information systems were completed prior to December 31, 1999. The Company did not incur any significant costs relating to year 2000 issues.

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

     The Company's operating revenues are derived almost entirely from the collection of interest on the receivables it retains and its primary expense is the interest that it pays on borrowings incurred to purchase and retain such receivables. The Company's secured credit facilities bear interest at floating rates which are reset on a short-term basis, whereas its receivables bear interest at fixed rates which do not generally vary with changes in interest rates. Additionally, in connection with the issuance of the Notes, the Company entered into a swap agreement with Bank of America to swap the fixed term note interest rate to a one month floating rate. The Company is therefore exposed primarily to market risks associated with movements in interest rates on the outstanding credit and term facilities.

     As of January 31, 2000 and considering the term note swap, the Company had $213 million of floating rate secured debt. For every 1% increase in interest rates (e.g., commercial paper rates), annual after-tax earnings would decrease by approximately $1.35 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

        Exhibit
         Number                      Description
-------------------------------------------------------------
          10.62     --  Sale and Allocation Agreement dated
                        January 1, 2000 among First Investors
                        Financial Services, Inc., First
                        Investors Servicing Corporation,
                        First Investors Auto Investment
                        Corp., Norwest Bank Minnesota,
                        National Association and First
                        Investors Auto Owner Trust 2000-A.
          10.63     --  Indenture dated as of January 1, 2000
                        $167,969,000 7.174% Asset-Backed
                        Notes among First Investors Auto
                        Owner Trust 2000-A, First Investors
                        Financial Services, Inc. and Norwest
                        Bank Minnesota, National Association.
          10.64     --  Amended and Restated Trust Agreement
                        dated as of January 24, 2000 among
                        First Investors Auto Investment Corp.
                        and Bankers Trust (Delaware).
          10.65     --  Servicing Agreement dated as of
                        January 1, 2000 by and among First
                        Investors Auto Owner Trust 2000-A,
                        Norwest Bank Minnesota, National
                        Association, First Investors Auto
                        Investment Corp. and First Investors
                        Servicing Corporation.
          10.66     --  Insurance Agreement dated as of
                        January 1, 2000 among MBIA Insurance
                        Corporation, First Investors
                        Servicing Corporation, First
                        Investors Financial Services, Inc.,
                        First Investors Auto Investment
                        Corp., First Investors Auto Owner
                        Trust 2000-A, Bankers Trust
                        (Delaware) and Norwest Bank Min-
                        nesota, National Association.
          10.67     --  Indemnification Agreement dated as of
                        January 12, 2000 among MBIA Insur-
                        ance Corporation, First Investors
                        Financial Services, Inc. and Banc of
                        America Securities LLC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                 (Registrant)

Date:  March 14, 2000                     By: /s/ TOMMY A. MOORE, JR.
                                                  TOMMY A. MOORE, JR.
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  March 14, 2000                     By: /s/ BENNIE H. DUCK
                                                  BENNIE H. DUCK
                                             SECRETARY, TREASURER AND
                                             CHIEF FINANCIAL OFFICER