Form 10-Q/A
period 2000-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2000-03-21
CIK 948034

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

                                FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                 (Registrant)

Date:  March 21, 2000                     By: /s/ TOMMY A. MOORE, JR.
                                                  TOMMY A. MOORE, JR.
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  March 21, 2000                     By: /s/ BENNIE H. DUCK
                                                  BENNIE H. DUCK
                                             SECRETARY, TREASURER AND
                                             CHIEF FINANCIAL OFFICER