Form 10-K
period 2000-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2000-07-25
CIK 948034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED APRIL 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                                TITLE OF EACH CLASS
--------------------------------------------------------------------------------------------------------------------
                                           Common Stock - $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [____]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2000, based on the closing price of the Common Stock on the NASDAQ National Market on said date, was $16,546,884.

     There were 5,566,669 shares of Common Stock of the registrant outstanding as of June 30, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 7, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2000.

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-K
                                 APRIL 30, 2000

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
                                     PART I
Item 1.  Business.................................................................       1
Item 2.  Properties...............................................................      14
Item 3.  Legal Proceedings........................................................      14
Item 4.  Submission of Matters to a Vote of Security Holders......................      14

                                     PART II
Item 5.  Market for Registrants' Common Equity and Related Shareholder Matters....      15
Item 6.  Selected Consolidated Financial Data.....................................      16
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations..........................................................      18
Item 8.  Financial Statements and Supplementary Data..............................      30
Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...................................................      30

                                    PART III
Item 10. Directors and Executive Officers.........................................      31
Item 11. Executive Compensation...................................................      31
Item 12. Security Ownership of Certain Beneficial Owners and Management...........      31
Item 13. Certain Relationships and Related Transactions...........................      31

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........      31

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     First Investors Financial Services Group, Inc. (the "Company") is a consumer finance company engaged in both the purchase of receivables originated by franchised automobile dealers and originating loans directly to consumers in connection with the sale of new and late-model used vehicles. The Company specializes in lending to consumers with impaired credit profiles. The Company does not utilize off-balance sheet securitization to finance its Receivables Held for Investment. As of April 30, 2000, the Company had Receivables Held for Investment in the aggregate principal amount of $231,696,539, having an effective yield of 16.0% and a net interest spread to the Company of 9.3% (net of cost of funds and other carrying costs).

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

     On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation ("FISC") formally known as Auto Lenders Acceptance Corporation from Fortis, Inc. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management.

INDUSTRY

     The automobile finance industry is the second largest consumer finance market in the United States. Most automobile financing is provided by captive finance subsidiaries of major automobile manufacturers, banks, thrifts, credit unions and independent finance companies such as the Company. The overall industry is generally segmented according to the type of vehicle sold (new vs.
used), the nature of the dealership (franchised vs. independent) and the credit characteristics of the borrower (prime vs. non-prime). The non-prime market is comprised of individuals who are relatively high credit risks and who have limited access to traditional financing sources, generally due to unfavorable past credit experience, low income or limited financial resources and/or the absence or limited extent of prior credit history.

ORIGINATING DEALER BASE

     GENERAL. The Company primarily purchases receivables from the new and used car departments of dealers operating under franchises from the major automobile manufacturers. The Company does not generally do business with "independent" dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5% of the receivables owned by the Company at

April 30, 2000, and no dealer or group of related dealers originated more than 5% of the receivables held by the Company at that date. The volume and frequency of receivable purchases from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

     LOCATION OF DEALERS. Approximately 17% of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989. The Company commenced operations in Utah and Idaho in 1992 and has since expanded its dealership base into 23 additional states.

     The following table summarizes, with respect to each state in which the Company operates, the date operations commenced, the number of dealers with whom the Company had agreements in such state as of April 30, 2000, and the number of receivables (and percentage of total receivables), outstanding as of these dates which were originated by the Company from dealers in such state during the last two fiscal years:

                                                                               RECEIVABLES HELD FOR INVESTMENT
                                                                       -----------------------------------------------
                                                                             YEAR ENDED               YEAR ENDED
                                          DATE         NUMBER OF           APRIL 30, 1999           APRIL 30, 2000
                                        BUSINESS       DEALERS AT      ----------------------   ----------------------
STATE                                   COMMENCED    APRIL 30, 2000    LOAN COUNT       %       LOAN COUNT       %
-------------------------------------   ---------    --------------    ----------   ---------   ----------   ---------
Texas................................      2/89             336           5,626          35.1%      5,684         29.3%
Ohio.................................      9/94             381           3,047          19.0%      3,472         17.9%
Georgia..............................      9/94             136           2,408          15.0%      2,998         15.4%
Oklahoma.............................      7/94             103           1,476           9.2%      2,195         11.4%
Missouri.............................     12/93             101             705           4.4%        960          5.0%
Michigan.............................     10/94             162             481           3.0%        665          3.4%
Virginia.............................      4/98              49             351           2.2%        557          2.9%
North Carolina.......................     11/95              77             305           1.9%        455          2.4%
Kansas...............................     12/93              58             361           2.3%        385          2.0%
Colorado.............................      8/94              91             182           1.1%        330          1.7%
Tennessee............................     11/95              48             199           1.2%        291          1.5%
Arizona..............................      2/96              37             176           1.1%        189          1.0%
Pennsylvania.........................      8/98              62           --           --             156          0.8%
Washington...........................     10/98              35           --           --             149          0.8%
Utah.................................     10/92              68             156           1.0%        138          0.7%
All others(1)........................     --                263             542           3.5%        750          3.8%
                                                     --------------    ----------   ---------   ----------   ---------
                                                          2,007          16,015         100.0%     19,374        100.0%
                                                     ==============    ==========   =========   ==========   =========

------------

(1) Includes dealers located in California, Connecticut, Florida, Iowa, Idaho, Illinois, Indiana, Kentucky, Nebraska, New Jersey and South Carolina.

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

     In 1997, the Company established a telemarketing department to supplement the efforts of its marketing representatives in the field. The telemarketing staff (Dealer Sales Representatives) are located in Houston and are primarily responsible for (i) new loan volume in rural areas or states in which the Company cannot justify a field marketing representative, (ii) customer service support for marketing representatives who typically cover large geographic areas, and (iii) customer support for the bank alliance partners (see "Financing Programs").

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

FINANCING PROGRAMS

     The Company originates loans from three sources: (i) dealer indirect (the "core program"), (ii) alliance referrals and (iii) consumer direct utilizing the Internet and direct marketing. The core program generates approximately 85% of the Company's current volume and consists of loans purchased directly from dealerships in states not covered under the alliance agreement. Alliance referrals represent approximately 7% of current originations and consist of indirect loan applications which are declined by the Company's alliance partner, National City Bank, N.A. and forwarded to the Company for consideration. Consumer direct originations involve applications for credit obtained through either direct marketing efforts or through the Company's Internet initiative from consumers who are seeking to acquire a vehicle or refinance an existing automobile loan.

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

     In addition to purchasing receivables from dealers under the core program as they are originated or making loans directly to consumers, the Company has also acquired seasoned receivables in bulk portfolio acquisitions or from other third party originators and may continue to do so from time to time.

     The Company had active dealership agreements with 2,007 dealers at April 30, 2000. These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The agreements with the core program dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to repurchase receivables which do not conform to these warranties, under the core program the dealers do not guarantee collectability or obligate themselves to repurchase receivables solely because of payment default. The receivables are purchased at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables and the Company's assessment of relative credit risk. The pricing and credit terms upon which the Company agrees to acquire receivables is governed by the Company's credit policy and a credit score generated by the Company's proprietary, empirical based scoring model.

CREDIT EVALUATION

     GENERAL. In connection with the origination of a receivable for purchase by the Company, the Company follows systematic procedures designed to eliminate unacceptable risks. This involves a three-step process whereby (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company's credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company's funding department, and (iii) additional collateral verification procedures and customer interviews are conducted by the Company. During the course of this process, the Company's credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers tendering receivables or with individuals to whom the Company lends directly. The Company has developed various financing programs under which it approves loans that vary in pricing and loan terms depending on the relative credit risk determined for each loan. Credit or default risk is evaluated by the Company's loan officers in conjunction with a proprietary, empirical based credit scoring model developed based on the Company's 11 year database of non-prime lending results.

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

SERVICING

     The Company believes that competent, attentive and efficient loan servicing is as important as sound credit evaluation for purposes of assuring the integrity of a receivable.

     Since its inception in 1989 until July, 1999, the Company had a servicing relationship with General Electric Capital Corporation ("GECC") an affiliate of General Electric Corporation. The division of GECC which serviced the Company's receivables operates primarily as a servicer of automobile installment loans and is one of the largest such servicers in the United States. The Company's relationship with GECC was governed by a servicing agreement entered into in October 1992 although the Company had done business with GECC under previous agreements since 1989. Under the agreement, GECC was responsible for all aspects of loan servicing and collections with the exception of the disposition of repossessed vehicles, which was the responsibility of the Company.

     Servicing fees paid by the Company to GECC represented a variable cost that increased in proportion to the volume of receivables carried. During its two fiscal years ended April 30, 2000, the Company incurred servicing and related fees in the amount of $2,350,741 and $434,572, respectively.

     In July 1999, the Company elected to terminate the servicing agreement with GECC in connection with the transfer of the servicing and collection activities on the receivables to the Company's internal servicing and collection platform. Under a separate agreement, GECC will continue to perform certain functions such as forwarding to the Company any payments, information, documents and other information received related to the Company's accounts.

PORTFOLIO CHARACTERISTICS

     GENERAL. In selecting receivables for inclusion in its portfolio, the Company seeks to identify potential borrowers whom it regards as creditworthy despite credit histories that limit their access to traditional sources of consumer credit. In addition to personal credit qualifications, the Company attempts to assure that the characteristics of the automobile sold and the terms of the sale are likely to result in a consistently performing receivable. These considerations include amount financed, monthly payments required, duration of the loan, age of the automobile, mileage on the automobile and other factors.

     CUSTOMER PROFILE. The Company's primary goal in credit evaluation is to make loans to customers having stable personal situations, predictable incomes and the ability and inclination to perform their obligations in a timely manner. Many of the Company's customers are persons who have experienced credit difficulties in the past by reason of illness, divorce, job loss, reduction in pay or other adversities, but who appear to the Company to have the capability and commitment to meet their obligations. Through its credit evaluation process, the Company seeks to distinguish these persons from those applicants who are chronically poor credit risks. Certain information concerning the Company's obligors for the past two fiscal years (based on credit information compiled at the time of the loan origination) is set forth in the following table:

                                            APRIL 30,
                                       --------------------
                                         1999       2000
                                       ---------  ---------
Average monthly gross income.........  $   4,020  $   4,030
Average ratio of consumer debt to
  gross income.......................         32%        33%
Average years in current
  employment.........................          6          6
Average years in current residence...          5          5
Residence owned......................         44%        42%
Residence rented.....................         52%        53%
Other residence arrangements(1)......          4%         5%

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

                                             APRIL 30,
                                       ----------------------
                                          1999        2000
                                       ----------  ----------
New Vehicles:
     Percentage of portfolio(1)......          25%         23%
     Number of receivables
      outstanding....................       3,968       4,052
     Average amount at date of
      acquisition....................  $   17,027  $   17,601
     Average term (months) at date of
      acquisition(2).................          60          60
     Average remaining term
      (months)(2)....................          37          45
     Average monthly payment.........        $428        $471
     Average annual percentage
      rate...........................        17.3%       17.0%
Used Vehicles:
     Percentage of portfolio(1)......          75%         77%
     Number of receivables
      outstanding....................      12,047      15,322
     Average age of vehicle at date
      of acquisition (years).........         2.1         1.9
     Average amount at date of
      acquisition....................  $   13,977  $   14,665
     Average term (months) at date of
      acquisition(2).................          55          57
     Average remaining term
      (months)(2)....................          40          46
     Average monthly payment.........        $373        $413
     Average annual percentage
      rate...........................        17.7%       17.6%

------------

(1) Calculated on the basis of number of receivables outstanding as of the date indicated.

(2) Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average stated term of receivables included in a portfolio will not correspond with actual average life.

FINANCING ARRANGEMENTS

     GENERAL. At the time the Company acquires receivables, they are financed by transferring them, at an amount equal to the outstanding principal balance, to one of two wholly-owned special-purpose financing subsidiaries, F.I.R.C, Inc. ("FIRC") or First Investors Auto Capital Corporation ("FIACC"). FIRC maintains a $65 million revolving bank facility with Bank of America, First Union National Bank and Wells Fargo Bank (Texas), (the "FIRC credit facility"). FIACC maintains a $25 million commercial paper warehouse facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank (the "FIACC commercial paper facility"). Together, these two facilities provide warehouse financing for the initial purchase of receivables. The Company selects the warehouse facility to be utilized for a specific funding based primarily upon the remaining availability under the respective facilities. In addition, a wholly-owned special-purpose financing subsidiary, First Investors Auto Receivables Corporation ("FIARC") has a $135 million conduit finance facility with Enterprise Funding Corporation ("Enterprise"), a commercial paper conduit administered by Bank of America, (the "FIARC commercial paper facility") which allows the Company to refinance borrowings under the FIRC credit facility in order to maintain sufficient capacity to acquire new receivables. Together, these warehouse credit facilities provide $225 million in financing capacity to fund the purchase and long-term financing of receivables. When necessary, the Company will transfer receivables from the warehouse credit facilities and issue additional term notes.

     FIRC CREDIT FACILITY. As designated receivables are originated by the Company and transferred to FIRC, they are immediately pledged to a commercial bank that serves as the collateral agent for the bank lenders. The FIRC credit facility has a borrowing base that, subject to certain adjustments, permits FIRC to draw advances up to the outstanding principal balance of qualified receivables but not in excess of the present facility limit of $65 million. Uninsured losses on receivables, or certain other events adversely affecting the collectability of receivables, can result in their ineligibility for inclusion in the borrowing base, and in the event that the Company's advances exceed the borrowing base the Company must prepay the credit line until the imbalance is corrected.

     Under the FIRC credit facility the Company has three interest rate options:
(i) the Bank of America prime rate in effect from time to time, (ii) a rate equal to .5% above the "LIBOR" rate (the average U.S. dollar deposit rate prevailing from time to time in the London interbank market) for selected advance terms, or (iii) any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company is also required to pay periodic facility fees as well as an annual agency fee, and to maintain certain collection reserves. This facility is secured by the pledge of all of the receivables financed, as well as the related escrow accounts and all of the capital stock of FIRC. Collections of principal and interest on the Company's receivables are remitted directly to the collateral agent for application to the payment of interest due on the credit facility and certain other charges, with the balance of collections then being distributed to the Company.

     The current term of the FIRC credit facility expires on September 30, 2000, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of this facility has been extended on ten occasions since its inception in October, 1992. The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIARC COMMERCIAL PAPER FACILITY. When a sufficient number of receivables have been accumulated under the FIRC credit facility, they may be refinanced under the FIARC commercial paper facility through a transfer of a group of specified receivables from FIRC to FIARC. FIARC's purchase is funded through borrowings under the commercial paper facility equal to 90% of the aggregate principal balance of the receivables transferred. The remaining 10% of funds required to repay borrowings under the FIARC credit facility are advanced by the Company in the form of an equity contribution to FIARC. Enterprise funds the advance to FIARC through the issuance, by an affiliate of Enterprise, of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper.

At April 30, 2000, the maximum borrowings available under the commercial paper facility was $135 million. The Company's interest cost is based on Enterprise's commercial paper rates for specific maturities plus .30%. In addition, the Company is required to pay periodic facility fees and other costs related to the issuance of commercial paper.

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

     In March 1999, the Company increased its commercial paper facility, with Enterprise, which is credit enhanced by a surety bond issued by MBIA Insurance Corporation from $105 million to $135 million. The new facility expires on August 15, 2000. If the facility were terminated, no new receivables could be transferred to FIARC from FIRC and the receivables financed under the commercial paper facility would be allowed to amortize. The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with VFCC, a commercial paper conduit administered by First Union National Bank, to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquires receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 2000, the maximum borrowings available under the facility were $25 million. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus
 .55%. In addition, the Company is required to pay periodic facility fees of .25% on the unused portion of this facility.

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

     The current term of the facility expires on December 31, 2000. If the facility was not extended, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration.

     TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174% asset-backed notes ("Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. As of April 30, 2000, the outstanding principal balance on the Notes was $151,104,279. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Note holders. Additional credit support is provided by the cash reserve account, which equals 2% of the original balance of the receivables pool and a 4% over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.

     ACQUISITION FACILITY. On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (FIFS Acquisition), entered into a $75 million non-recourse bridge financing facility with VFCC to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing, serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35% and expires on July 31, 2000. Under the terms of the facility, all cash collections from the acquired receivables or cash distributions to the certificate holder under the securitizations are applied to pay FISC a servicing fee in the amount of 3% on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness. The Company is currently negotiating with First Union to refinance the acquisition facility over an extended term sufficient to amortize the outstanding balance of the indebtedness through collections of the underlying receivables and trust certificates. It is anticipated that the permanent financing will consist of issuing various tranches of notes, to be held by VFCC, which will contain distinct principal amortization requirements and interest rates. The Company anticipates no material change in the weighted average interest rate under the permanent financing. It is anticipated, however, that a partnership will be created to purchase FIFS, Acquisition assets and issue the notes. The partnership interests will be held by the Company and First Union and will enable the partners to share excess cash flow generated by the remaining assets. The amount of excess cash to be received by First Union will vary depending upon the timing and amount of such cash flows. To the extent that the facility is not finalized prior to the expiration date, the Company intends to seek a short-term extension to allow for the completion of the term financing. The Company has no reason to believe that VFCC will not grant such an extension or that an agreement to refinance the bridge loan will not be reached prior to the then final maturity of the bridge facility. If the facility were not extended, the remaining outstanding principal balance would be due at maturity.

     WORKING CAPITAL FACILITY. The Company also maintains a $13.5 million working capital line of credit with Bank of America and First Union National Bank that is utilized for working capital and general corporate purposes. Borrowings under this facility bear interest at the Company's option of (i) Bank of America's prime lending rate, or (ii) a rate equal to 3.0% above the LIBOR rate for the applicable interest period. In addition, the Company is also required to pay periodic facility fees, as well as an annual agency fee. The current expiration of the facility is September 30, 2000. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     On September 20, 1999, the Company entered into an unsecured promissory note with a director and shareholder of the Company under which the Company borrowed $2.5 million to fund its working capital requirement. The note was repaid in full on December 20, 1999 with the proceeds from borrowings under the increased working capital facility.

     LOAN COVENANTS. The documentation governing each of the Company's financing arrangements contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and working capital facility or the termination of the commercial paper facilities. Through the operation of the collateral agency arrangements described above, which are in the nature of a "lock-box" security device covering the collection of principal and interest on almost all of the Company's receivables, such a default could cause the immediate termination of the Company's primary sources of liquidity. The Company is currently in compliance with all covenants governing these financing arrangements.

     INTEREST RATE MANAGEMENT. The Company's warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates which do not generally vary with the change in interest rates. Since a primary contributor to the Company's profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

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

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's interest rate is fixed at 4.81%; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the Company's interest rate is fixed at 5.50%. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 30, 2002 while Swap B matured on February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81% on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6% on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B.

     CREDIT ENHANCEMENT -- FIRC CREDIT FACILITY. In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as "ALPI" insurance) together with certain supplemental coverages relating to physical damage and other risks. These coverages are carried solely by the Company at its expense and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company's ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh ("National Union"), which is a wholly-owned subsidiary of American International Group. As of April 30, 2000, National Union had been assigned a rating of A+ + by A.M. Best Company, Inc.

     The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, which consist primarily of the basic ALPI insurance, represented approximately 3.9% of the principal amount of the receivables acquired during the year. Aggregate premiums paid for ALPI coverage alone during the three fiscal years ended April 30, 2000 were $2,860,491, $3,537,416 and $5,344,975, respectively, and accounted for 3.8%,
3.2% and 3.8% of the aggregate principal balance of the receivables acquired during such respective periods.

     Prior to establishing its relationship with National Union in March 1994, the Company's ALPI policy was provided by another third-party insurer. In April 1994 the Company organized First Investors Insurance Company (the "Insurance Affiliate") under the captive insurance company laws of the State of Vermont. The Insurance Affiliate is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Affiliate reinsures 100% of the risk under the Company's ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Affiliate. When a loss covered by the ALPI policy occurs, it is paid by National Union after the claim is processed, and National Union is then reimbursed in full by the Insurance Affiliate. As of April 30, 2000, gross premiums had been ceded to the Insurance Affiliate by National Union in the amount of $18,550,243 and, since its formation, the Insurance Affiliate reimbursed National Union for aggregate reinsurance claims in the amount of $5,501,351. In addition to the monthly premiums and liquidity reserves of the Insurance Affiliate, a trust account is maintained by National Union to secure the Insurance Affiliates obligations for losses it has reinsured.

     The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy and the Company, through its Insurance Affiliate, is obligated to indemnify National Union for all such losses. As of April 30, 2000, the Insurance Affiliate had capital and surplus of $851,656 and unencumbered cash reserves of $2,738,198 in addition to the $1,386,328 trust account.

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

     CREDIT ENHANCEMENT -- FIARC COMMERCIAL PAPER FACILITY. Prior to October 1996, the ALPI Policy, through the structure outlined above, served as credit enhancement for both the bank warehouse credit facility and the commercial paper facility. In October 1996, in connection with the increase in the commercial paper facility to $105 million, the Company elected to diversify its credit enhancement mechanisms, obtaining a surety bond from MBIA Insurance Corporation to enhance the commercial paper facility and retaining the ALPI Policy to enhance the FIRC warehouse facility. The surety bond provides payment of principal and interest to Enterprise in the event of a payment default by FIARC. MBIA is paid a surety premium equal to 0.35% per annum on the average outstanding borrowings under the facility. The surety bond was issued for an initial term of two years and has been extended to August 15, 2000. Termination of the surety bond would result in a default under the commercial paper facility. The Company presently intends to seek an extension of this arrangement in conjunction with the facility renewal.

     CREDIT ENHANCEMENT -- FIACC COMMERCIAL PAPER FACILITY. Under the structure of the FIACC commercial paper facility, no third-party credit insurance or surety bond is required. Credit enhancement is provided in the form of the 88% advance rate and 2% cash reserve requirement.

     CREDIT ENHANCEMENT -- TERM NOTES. The Term Notes issued in January 2000 are enhanced by a surety bond issued by MBIA Insurance Corporation. The surety bond provides payment of principal and interest to the noteholders in the event of payment default by the 2000-A Trust. MBIA is paid a surety premium equal to 0.35% per annum on the outstanding balance of the Term Notes. The surety bond was issued for the term of the underlying notes, which mature on February 15, 2006.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,133,994 as of April 30, 2000 and $1,529,651 as of April 30, 1999 as a
percentage of Receivables Held for Investment of $231,696,539 as of April 30, 2000 and $179,807,957 as of April 30, 1999 was .9% at April 30, 2000 and April
30, 1999.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of April 30, 2000 and 1999, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 17.3% and 20.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows.

     The following table sets forth certain information regarding the Company's delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

                                        AS OF OR FOR THE YEARS ENDED APRIL 30,
                                       ----------------------------------------
                                               1999                 2000
                                       --------------------   -----------------
                                        NUMBER                 NUMBER
                                       OF LOANS   AMOUNT(1)   OF LOANS   AMOUNT
                                       --------   ---------   --------   ------
Receivables Held for Investment:
     Delinquent amount outstanding:
          30 - 59 days...............     359      $ 4,554       469     $5,308
          60 - 89 days...............      50          621       157      1,778
          90 days or more............      67          963       162      1,799
                                       --------   ---------   --------   ------
Total delinquencies..................     476      $ 6,138       788     $8,885
                                       ========   =========   ========   ======
Total delinquencies as a percentage
  of outstanding receivables.........     2.8%         2.4%      4.1%       3.8%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period..................                  2.8%                 2.8%

------------

(1) Amounts of delinquent receivables outstanding and total delinquencies as a percentage of outstanding receivables for the 1999 period are based on gross receivables balances, which include principal outstanding plus unearned interest income.

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 8.7% and 3.4% as of April 30, 2000, and 1999, respectively.

     The Company believes that the fundamental factors in minimizing delinquencies are prudent loan origination procedures, the initial contact with customers made by Company personnel (described above under "Credit
Evaluation") and attentive servicing of receivables. In addition, based on its experience, the Company believes that delinquency risk can be reduced to some degree by more conservative loan structures which limit loan terms and loan-to-value ratios and by managing the composition of its portfolio to include a relatively large proportion of receivables arising from the sale of new or late-model used cars. These vehicles are less likely to experience mechanical problems during the initial 24 months of the loan (which is the period of highest delinquency risk) and the purchasers of such vehicles appear to have a relatively higher commitment to loan performance than the purchasers of older used automobiles. Therefore, the Company (unlike many of its competitors in the sub-prime market) concentrates on financing new and late-model used cars to the extent practicable. In view of the popularity in recent years of new automobile leasing programs sponsored by manufacturers and franchised dealers, the Company believes that large numbers of late-model used automobiles will be available for sale over the near term as these vehicles come "off lease". As of April 30, 2000, approximately 23% of the receivables that had been acquired by the Company related to new vehicles and approximately 77% of the receivables arose from the sale of used vehicles. Of the Company's Receivables Held for Investment at that date, approximately 77% originated from the sale of vehicles that were either new or no more than two model years old at the time of sale.

SECURITIZATION

     Many finance companies similar to the Company engage in "securitization" transactions whereby receivables are pooled and conveyed to a trust or other special purpose entity, with interests in the entity being sold to investors. As the pooled receivables amortize, finance charge collections are passed through to the investors at a specified rate for the life of the pool and an interest in collections exceeding the specified rate is retained by the sponsoring finance company. For accounting purposes, the sponsor often recognizes as revenue the discounted present value of this excess interest as estimated over the life of the pool. This revenue, or "gain on sale", is recognized for the period in which the transaction occurs.

     The Company does not use off-balance sheet financing structures for receivables originated by the Company and therefore, recognizes interest income on the accrual method over the life of the receivables rather than recording gains when those receivables are sold. The Company does not currently intend to engage in off-balance sheet securitization transactions resulting in gains on sale of receivables.

     In connection with the acquisition of FISC in October 1998, the Company obtained interests in two securitizations of automobile receivables (as further described in Note 2 in the Notes to Consolidated Financial Statements).

EMPLOYEES

     The Company had 177 employees as of April 30, 2000, including 61 located at its headquarters in Houston, 107 located at its loan servicing center in Atlanta and 9 regional marketing representatives. The Company's employees are covered by group health insurance, but the Company has no pension, profit-sharing or bonus plans or other material benefit programs. Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant's voluntary contributions up to a maximum voluntary contribution of 3% of the participant's compensation. In fiscal year 2000, the Company made matching contributions to the 401(k) plan of $31,954. Prior to fiscal year 2000, no matching contributions were made. The Company has no collective bargaining agreements and considers its employee relations to be satisfactory.

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

     The servicing and collection platform, acquired by the Company through the FISC acquisition, is provided by a software package and the system is designed to provide support for all collections and servicing activities including billing, collection process management, account activity history, repossession management, loan accounting information and payment posting. The Company also utilizes an auto dialer software which interfaces with the system and serves as an efficiency tool in the collection process.

     Both the front-end and back-end platforms are highly compatible from an integration standpoint with all loans boarded electronically following funding from the origination system to the collection system.

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

COMPETITION

     The business of direct and indirect lending for the purchase of new and used automobiles is intensely competitive in the United States. Such financing is provided by commercial banks, thrifts, credit unions, the large captive finance companies affiliated with automobile manufacturers, and many independent finance companies such as the Company. Many of these competitors and potential competitors have significantly greater financial resources than the Company and, particularly in the case of the captive finance companies, enjoy ready access to large numbers of dealers. The Company believes that a number of factors including historical market orientations, traditional risk-aversion preferences and in some cases regulatory constraints, have discouraged many of these entities from entering the non-prime sector of the market where the Company operates. However, as competition intensifies, these well-capitalized concerns could enter the market, and the Company could find itself at a competitive disadvantage.

     The non-prime market in which the Company operates also consists of a number of both large and mid-sized independent finance companies doing business on a local, regional or national basis including some which are affiliated with captive finance companies or large insurance groups. Reliable data regarding the number of such companies and their market shares is unavailable; however, the market is highly fragmented and intensely competitive.

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

     The Company's offices in suburban Houston consist of approximately 11,752 square feet on the first and seventh floor of an eight-story office building. This space is held under a lease requiring average annual rentals of approximately $165,000 and expiring on February 28, 2003, with an option to renew for five years at the market rate then prevailing.

     The Company's offices in suburban Atlanta consist of approximately 30,747 square feet on the sixth and seventh floor of an eight-story office building. This space is held under a lease requiring average annual rentals of approximately $575,000 and expiring on December 31, 2001, with an early termination option by either party any time on or after June 30, 2000. The Company did exercise this early termination option and entered into a new lease of approximately 27,467 square feet on the third and fourth floor of a four-story office building. The space is held under a lease requiring average annual rentals of approximately $557,000 and expiring on June 30, 2007, with an option to renew for two consecutive five-year periods at the market rate then prevailing.

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

         THREE MONTHS ENDED              HIGH       LOW
         ------------------             ------    -------

April 30, 2000.......................    5 1/2     4 1/2

January 31, 2000.....................    6 1/32    4 3/4

October 31, 1999.....................    6 7/16    5

July 31, 1999........................    6 1/2     5 26/128

April 30, 1999.......................    6 9/16    5 3/8

January 31, 1999.....................    5 3/4     4 3/4

October 31, 1998.....................    6 3/8     3 3/4

July 31, 1998........................    7 13/16   5 7/8

     As of June 30, 2000, there were approximately 40 shareholders of record of the Company's common stock. The number of beneficial owners is unknown to the Company at this time.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company for the five fiscal years ended April 30, 2000, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except share data).

                                                       YEARS ENDED APRIL 30,
                                       -----------------------------------------------------
                                         1996       1997       1998      1999(4)     2000
                                       ---------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS:
    Interest income..................  $  14,144  $  18,151  $  20,049  $  31,076  $  40,276
    Interest expense.................      5,245      6,706      7,834     12,782     16,510
                                       ---------  ---------  ---------  ---------  ---------
         Net interest income.........      8,899     11,445     12,215     18,294     23,766
    Provision for credit losses(1)...        704      2,520      3,901      4,661      6,414
                                       ---------  ---------  ---------  ---------  ---------
         Net interest income after
           provision for credit
           losses....................      8,195      8,925      8,314     13,633     17,352
                                       ---------  ---------  ---------  ---------  ---------
    Servicing........................     --         --         --          1,200      1,293
    Late fees and other..............        587        693        617      1,594      2,728
                                       ---------  ---------  ---------  ---------  ---------
         Total other income..........        587        693        617      2,794      4,021
                                       ---------  ---------  ---------  ---------  ---------
    Servicing fees...................      1,126      1,536      1,838      2,350        435
    Salaries and benefits............      1,900      2,351      2,639      6,030      9,413
    Other interest expense...........     --         --            111        540      1,153
    Other............................      2,002      2,356      2,415      4,354      5,705
                                       ---------  ---------  ---------  ---------  ---------
         Total operating expenses....      5,028      6,243      7,003     13,274     16,706
                                       ---------  ---------  ---------  ---------  ---------
    Income before provision for
       income taxes..................      3,754      3,375      1,928      3,153      4,667
    Provision for income taxes.......      1,295      1,232        704      1,151      1,703
                                       ---------  ---------  ---------  ---------  ---------
    Net income.......................  $   2,459  $   2,143  $   1,224  $   2,002  $   2,964
                                       ---------  ---------  ---------  ---------  ---------

    Preferred stock dividends(2).....        (50)    --         --         --         --
                                       ---------  ---------  ---------  ---------  ---------
    Net income allocable to common
       shareholders before redemption
       of preferred stock............      2,409      2,143      1,224      2,002      2,964
    Premium paid upon redemption of
       preferred stock...............       (160)    --         --         --         --
                                       ---------  ---------  ---------  ---------  ---------
    Net income allocable to common
       shareholders after redemption
       of preferred stock............  $   2,249  $   2,143  $   1,224  $   2,002  $   2,964
                                       =========  =========  =========  =========  =========
    Basic and Diluted net income per
       common share before redemption
       of preferred stock(3).........  $    0.51  $    0.39  $    0.22  $    0.36  $    0.53
                                       =========  =========  =========  =========  =========
    Basic and Diluted net income per
       common share after redemption
       of preferred stock(3).........  $    0.47  $    0.39  $    0.22  $    0.36  $    0.53
                                       =========  =========  =========  =========  =========

                                                            AS OF APRIL 30,
                                       ----------------------------------------------------------
                                          1996        1997        1998      1999(4)       2000
                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
    Receivables Held for Investment,
       net...........................  $   96,263  $  118,299  $  139,599  $  183,319  $  235,955
    Receivables Acquired for
       Investment, net...............      --          --          --          41,024      21,888
    Investment in Trust
       Certificates..................      --          --          --          10,755       5,849
    Other assets.....................      19,397      21,444      21,654      37,711      39,567
                                       ----------  ----------  ----------  ----------  ----------
         Total assets................  $  115,660  $  139,743  $  161,253  $  272,809  $  303,259
                                       ==========  ==========  ==========  ==========  ==========
    Debt:
         Term Notes..................  $   --      $   --      $   --      $   --      $  151,104
         Acquisition term facility...      --          --          --          55,737      26,212
         Warehouse credit
           facilities................      91,049     112,894     130,813     176,549      77,545
         Working capital facility....      --          --           2,500       7,235      13,300
    Other liabilities................       2,818       2,913       2,780       6,126       4,972
    Shareholders' equity.............      21,793      23,936      25,160      27,162      30,126
                                       ----------  ----------  ----------  ----------  ----------
         Total liabilities and
           shareholders' equity......  $  115,660  $  139,743  $  161,253  $  272,809  $  303,259
                                       ==========  ==========  ==========  ==========  ==========

                                                   (FOOTNOTES ON FOLLOWING PAGE)

------------

(1) The Company purchases credit enhancement insurance from third-party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance and dealer reserves absorbed substantially all credit losses. In May 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. Beginning in October 1996, the Company limited the extent of the receivables covered by credit enhancement insurance to those receivables financed under the FIRC credit facility. Receivables financed under the other credit facilities are uninsured. Accordingly, the Company is exposed to credit losses on receivables which are either uninsured or reinsured by its captive insurance subsidiary and must provide an allowance for such losses.

(2) The nonvoting cumulative preferred stock had a par value of $1.00 per share and was entitled to receive cumulative cash dividends of $.07 per share on May 31, 1995, and on the last day of each succeeding November and May thereafter. The nonvoting cumulative preferred stock was redeemable at the option of the Company, either in whole or in part, upon receiving written consent of the holders of at least 65 % of the shares. In May 1995, the Board of Directors approved the redemption of the nonvoting cumulative preferred stock for $960,000 plus dividends accruing through the date of redemption. The premium of $160,000 over the stated redemption price was consideration for the holders' consent for the redemption and was recorded as a reduction of retained earnings. Proceeds from the offering of Common Stock were used to redeem all of the outstanding nonvoting cumulative preferred stock.

(3) Basic and Diluted net income per common share amounts are calculated based on net income available to common shareholders after preferred dividends, if any, and in the case of the year ended April 30, 1996, the premium paid to the holders of the 1993 preferred stock upon its redemption divided by the weighted average number of shares outstanding, adjusted for the 3-for-1 stock split.

(4) On October 2, 1998, the Company completed the acquisition of FISC. FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. The transaction was treated as a purchase for accounting purposes and results of operations are included in the Company's consolidated financial statements beginning on October 2, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Net income for the year ended April 30, 2000, was $2,963,535 or $0.53 per common share. Net income for the year ended April 30, 1999, was $2,001,842 or $0.36 per common share. This represents an increase of 48% in net income and 47% in earnings per common share.

OVERVIEW

     The Company is a consumer finance company engaged in both the purchase of receivables originated by franchised automobile dealers and originating loans directly to consumers in connection with the sale of new and late-model used vehicles. The Company specializes in lending to consumers with impaired credit profiles. At April 30, 2000, the Company had a network of 2,007 franchised dealers in 26 states from which it regularly purchases receivables at the time of origination. The Company also maintained alliance partnerships with a large regional bank and an Internet market firm from which it receives referral applications for credit consideration. While the Company intends to continue to geographically diversify its receivables portfolio, approximately 29% of Receivables Held for Investment at April 30, 2000 represent receivables acquired from dealers or originated to consumers located in Texas.

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

     Therefore, since November 1992, the primary source of the Company's revenues has been interest income from receivables retained as investments, while its primary cost has been interest expense arising from the financing of the Company's investment in such receivables. The profitability of the Company during this period has been determined by the growth of the receivables portfolio and effective management of net interest income and fixed operating expenses. In addition, on October 2, 1998, the Company completed the acquisition of First Investors Financial Servicing Corporation ("FISC") formally known as Auto Lenders Acceptance Corporation from Fortis, Inc. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates and interest strips related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. FISC performs servicing and collection functions on a $289.1 million portfolio of loans, including loans serviced for others, originated in 31 states.

     The following table summarizes the Company's growth in receivables and net interest income for the last two fiscal years (dollars in thousands):

                                           AS OF OR FOR THE
                                        YEARS ENDED APRIL 30,
                                       ------------------------
                                          1999         2000
                                       -----------  -----------
Receivables Held for Investment:
     Number..........................       16,015       19,374
     Principal balance...............  $   179,808  $   231,697
     Average principal balance of
       receivables outstanding during
       the twelve-month period.......  $   155,431  $   208,160
     Average principal balance of
       receivables outstanding during
       the three-month period........  $   172,287  $   224,286
Receivables Acquired for Investment:
     Number..........................        4,871        3,375
     Principal balance...............  $    48,853  $    28,097
Securitized Receivables(1):
     Number..........................        6,461        4,281
     Principal balance...............  $    56,614  $    29,337
Total Managed Receivables Portfolio:
     Number..........................       27,347       27,030
     Principal Balance...............  $   285,275  $   289,131

------------

(1) Represents receivables previously owned by FISC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables.

                                        YEARS ENDED APRIL 30,
                                       ------------------------
                                          1999         2000
                                       -----------  -----------
Interest income(1):
     Receivables Held for
       Investment....................  $    25,147  $    33,333
     Receivables Acquired for
       Investment and Investment in
       Trust Certificates............        5,929        6,943
                                       -----------  -----------
                                            31,076       40,276
Interest expense:
     Receivables Held for
       Investment(2).................        9,807       13,573
     Receivables Acquired for
       Investment and Investment in
       Trust Certificates............        2,975        2,937
                                       -----------  -----------
                                            12,782       16,510
                                       -----------  -----------
     Net interest income.............  $    18,294  $    23,766
                                       ===========  ===========

------------

(1) Amounts shown are net of amortization of premium and deferred fees.

(2) Includes facility fees and fees on the unused portion of the credit facilities.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

                                           YEARS ENDED
                                            APRIL 30,
                                       --------------------
                                         1999       2000
                                       ---------  ---------
Receivables Held for Investment:
     Effective yield on Receivables
      Held for Investment(1).........       16.2%      16.0%
     Average cost of debt(2).........        6.5        6.7
                                       ---------  ---------
     Net interest spread(3)..........        9.7%       9.3%
                                       =========  =========
     Net interest margin(4)..........        9.9%       9.5%
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

     The Company intends to increase its acquisition of receivables by expanding its dealer base in existing states served, by expanding its dealer base into new states, by generating additional loan volume through alliances with major banks and by increasing direct to consumer lending. To the extent that the Company's receivables acquisitions exceed the extinguishment of receivables through principal payments, payoffs or defaults, its receivables portfolio and interest income will continue to increase. The following table summarizes the activity in the Company's receivables portfolio (dollars in thousands):

                                             YEARS ENDED
                                              APRIL 30,
                                       ------------------------
                                          1999         2000
                                       -----------  -----------
Receivables Held for Investment:
     Principal balance, beginning of
      period.........................  $   136,446  $   179,808
     Acquisitions....................      111,060      137,204
     Principal payments and
      payoffs........................      (55,509)     (73,500)
     Defaults prior to liquidations
      and recoveries (1).............      (12,189)     (11,815)
                                       -----------  -----------
     Principal balance, end of
      period.........................  $   179,808  $   231,697
                                       ===========  ===========

------------

(1) Represents gross receivable balances for fiscal 1999, which include principal outstanding plus unearned interest income.

     Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See "Delinquency and Credit Loss Experience".

ANALYSIS OF NET INTEREST INCOME

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased to $23.8 million in 2000, an increase of 30% and 95% when compared to amounts reported in 1999 and 1998. The increase resulted primarily from the growth of the receivables held for investment and contributions to interest income from the receivables acquired for investment and trust certificates.

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

                                                              YEARS ENDED APRIL 30,
                                       -------------------------------------------------------------------
                                                 1998 TO 1999                       1999 TO 2000
                                       --------------------------------   --------------------------------
                                            INCREASE                           INCREASE
                                           (DECREASE)                         (DECREASE)
                                        DUE TO CHANGE IN                   DUE TO CHANGE IN
                                       -------------------                -------------------
                                        AVERAGE                            AVERAGE
                                       PRINCIPAL   AVERAGE   TOTAL NET    PRINCIPAL   AVERAGE   TOTAL NET
                                        AMOUNT      RATE      INCREASE     AMOUNT      RATE      INCREASE
                                       ---------   -------   ----------   ---------   -------   ----------
Receivables Held for Investment:
     Interest income.................   $ 4,994    $   104     $5,098      $ 8,531    $ (345)     $8,186
     Interest expense................     1,989        (16)     1,973        3,278       488       3,766
                                       ---------   -------   ----------   ---------   -------   ----------
     Net interest income.............   $ 3,005    $   120     $3,125      $ 5,253    $ (833)     $4,420
                                       =========   =======   ==========   =========   =======   ==========

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED APRIL 30, 2000, COMPARED TO FISCAL YEAR ENDED APRIL 30, 1999 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for 2000 increased by $9,200, or 30% over 1999, primarily as a result of an increase in the average principal balance of Receivables Held for Investment of 34% from 1999 to 2000 and the increase in interest income on Receivables Acquired for Investment and Investment in Trust Certificates of 17%. The increase in interest income on Receivables Acquired for Investment and Investment in Trust Certificates is attributable to a full twelve-month period for fiscal 2000 as compared to a seven-month period for fiscal 1999 from the FISC acquisition in October 1998. This is offset by a 41% decline in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates for 2000 as compared to 1999.

     INTEREST EXPENSE. Interest expense for 2000 increased by $3,728, or 29%, over 1999. An increase in the weighted average borrowings outstandings under credit and term facilities of 33% resulted in $3,766 of this difference. The remaining difference is primarily due to a 33% decrease in the average outstanding borrowing for the FISC acquisition facility. This decrease is offset by a full twelve-month period for the acquisition facility in fiscal 2000 compared to seven months for fiscal 1999. Lastly, the weighted average cost of debt to fund Receivables Held for Investment increased to 6.7% for the year ended April 30, 2000 compared to 6.5% for the year ended April 30, 1999.

     NET INTEREST INCOME. Net interest income increased by $5,472 in 2000, an increase of 30% over 1999. The increase resulted primarily from the growth in Receivables Held for Investment and the contributions to interest income from the Receivables Acquired for Investment and Investment in Trust Certificates.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2000 increased by $1,753, or 38%, over 1999, as a result in the growth of Receivables Held for Investment and the maintenance of an allowance for credit losses of .9% of outstanding receivables. Net charge-offs increased from $4,330 in fiscal 1999 to $5,810 in fiscal 2000, also as a result of the increase in Receivables Held for Investment.

     SERVICING INCOME. Represents servicing income received on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3% on the outstanding principal balance of the securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Servicing income increased 8% for fiscal 2000 as compared to fiscal 1999. This increase results from a full twelve months activity for 2000 compared to the seven months from the acquisition date of October 1998 to April 1999 for fiscal 1999. This increase is offset by a 46% decline in the average outstanding principal balance of the securitized loans during 2000 as compared to 1999.

     LATE FEES AND OTHER INCOME. Late fees and other income primarily represents late fees collected from customers on past due accounts, collections on certain FISC assets which had previously been charged off by the Company, and interest income earned on short-term marketable securities and money market instruments. Late fees and other income increased to $2,728 in 2000 from $1,594 in 1999 mainly attributable to the growth in Receivables Held for Investment and an increased emphasis on collection of late fees since the Company began servicing its own loans in July 1999.

     SERVICING FEE EXPENSES. Servicing fees consist of fees paid by the Company to General Electric Credit Corporation with which the Company had a servicing relationship on its Receivables Held for Investment. Effective July 6, 1999, the Company began servicing its portfolio in-house and terminated the General Electric arrangement. Thus, beginning in July 1999, the Company incurred no third party servicing expenses.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased from $6,030 in 1999 to $9,413 in 2000, an increase of $3,383 or 56%. The increase is a result of increasing staff levels to support an increase in the Company's receivables portfolio, an expansion of its geographic territory and an increase in staffing levels as a result of the acquisition of FISC and the resulting assumption of loan servicing activities. Contributing to the increase is the inclusion of a full twelve-month period for FISC in fiscal 2000 as compared to only seven months for fiscal 1999. As of April 30, 2000, the Company had 177 employees compared to 148 as of April 30, 1999.

     OTHER INTEREST EXPENSE. Other interest expense increased $613, or 114%, for the year ended April 30, 2000 over the year ended April 30, 1999. The increase is related to an increase in the average borrowings outstanding under the working capital facility of 130% and an increase in the average borrowing rate.

     OTHER EXPENSES. Other expenses increased 31% in fiscal 2000. The increase is primarily due to including a full twelve-month period for FISC in fiscal 2000 compared to only seven months in 1999.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 2000, income before provision for income taxes increased by $1,514, or 48% from 1999 as a result of the positive factors discussed above.

FISCAL YEAR ENDED APRIL 30, 1999, COMPARED TO FISCAL YEAR ENDED APRIL 30, 1998 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for 1999 increased by $11,027, or 55%, over 1998, primarily as a result of an increase in the average principal balance of Receivables Held for Investment of 25% from 1998 to 1999 and the contribution to interest income made by the Receivables Acquired for Investment and the Trust Certificates acquired pursuant to the FISC acquisition. In addition, the interest income was positively influenced for the year ended April 30, 1999, by a .1% increase in effective yield. Management attributes the increase in yield to increases in the interest rates charged on its financing programs in the fourth quarter and to a decrease in the percentage of Receivables Held for Investment on which rate participation is paid to dealers as incentive to utilize the Company's financing programs.

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

     LATE FEES AND OTHER INCOME. Late fees and other income increased to $1,594 in 1999 from $617 in 1998 which primarily represents late fees collected from customers on past due accounts, collections on certain FISC assets which had previously been charged-off by the Company and interest income earned on short-term marketable securities and money market instruments.

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

     SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased from $2,639 in 1998 to $6,030 in 1999, an increase of $3,391 or 128%. The increase is a result of expansion of the Company's operation as a result of an increase in its receivables portfolio, expansion of its geographic territory and an increase in staffing levels as a result of the acquisition of FISC. As of April 30, 1999, the Company had 148 employees as compared to 66 as of April 30, 1998.

     OTHER INTEREST EXPENSE. Other interest expense increased $429 for the year ended April 30, 1999 over the year ended April 30, 1998. The increase was primarily due to an increase in the average borrowings outstanding under the working capital facility of $375,000 in fiscal 1998 to $4,681,667 in fiscal 1999.

     OTHER EXPENSES. Other expenses for 1999 increased 80% from 1998. The increase is a result of an expansion of the Company's asset base and an increase in the volume of applications for credit processed by the Company in the 1999 period versus the comparable period and operating costs associated with the acquired company which were not applicable to the prior year period.

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

     The Company's most significant cash flow requirement is the acquisition of receivables. The Company paid $141.3 million for receivables acquired to be held for investment for 2000 compared to $114.3 million in 1999.

     The Company funds the purchase price of receivables through a combination of three warehouse facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, but not to exceed $65 million. The FIACC commercial paper facility generally allows the Company to borrow up to 88% of the outstanding principal balance of the receivables, but not to exceed $25 million. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source up to $135 million. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued Term Notes. Substantially all of the Company's receivables are pledged to collateralize these credit facilities and Term Notes.

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolios. The Company received such payments in the amount of $118.2 million in 2000 and $88.7 million in 1999. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During fiscal years 2000 and 1999, the Company required net cash flow, respectively, of $55.5 million and $47.1 million (cash required to acquire receivables held for investment net of principal payments on receivables) to fund the growth of its receivables portfolio. The Company has relied on borrowed funds to provide the source of cash flow to fund such growth.

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

     FIRC CREDIT FACILITY. The primary source of acquisition financing for Receivables Held for Investment has been through a syndicated warehouse credit facility agented by Bank of America. The FIRC credit facility currently provides for maximum borrowings, subject to certain adjustments, up to the outstanding principal balance of qualified receivables, but not to exceed the current facility limit of $65 million. Borrowings under the FIRC credit facility bear interest pursuant to certain indexed variable rate options at the election of the Company or any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company bases its selection of the interest rate option primarily on its expectations of market interest rate fluctuations, the timing and the amount of the required funding and the period of time it anticipates requiring the funding prior to transfer to the FIARC commercial paper facility. The FIRC credit facility provides for a term of one year, matures September 30, 2000, at which time the outstanding principal balance will be payable in full, although there are provisions allowing the Company a period of six months to refinance the facility in the event that it is not renewed. Borrowings under the FIRC credit facility were $65,000,000 and $59,540,000 at April 30, 1999 and 2000, respectively.

     The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIARC COMMERCIAL PAPER FACILITY. The Company has indirect access to the commercial paper market through a $135 million commercial paper conduit facility with Enterprise Funding Corporation ("Enterprise"), a commercial paper conduit managed by Bank of America. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility by transferring a specific group of receivables to a discrete special purpose financing subsidiary and pledging those receivables as collateral. Receivables are generally transferred from the FIRC credit facility to the FIARC commercial paper facility to refinance them on a longer term basis at interest rates based on commercial paper rates and to provide additional borrowing capacity under the FIRC credit facility. Borrowings under this commercial paper facility bear interest at the commercial paper rate plus .30%. The current term of the FIARC commercial paper facility expires on August 15, 2000. If the FIARC commercial paper facility were terminated, no new receivables could be transferred from the FIRC credit facility to Enterprise; however, the then outstanding receivables would continue to be financed until fully amortized. At April 30, 1999 and 2000, the Company had borrowings of $90,735,214 and $18,004,889, respectively, outstanding under the commercial paper facility.

     The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

     There were no outstanding borrowings at April 30, 2000. At April 30, 1999, borrowings were $20,814,203 under the FIACC commercial paper facility.

     The current term of the FIACC commercial paper facility expires on December 31, 2000. If the facility was terminated, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize.

     TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174% asset-backed notes ("Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. As of April 30, 2000, the outstanding principal balance on the Notes was $151,104,279. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Note holders. Additional credit support is provided by the cash reserve account, which equals 2% of the original balance of the receivables pool and a 4% over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.

     The following table summarizes borrowings under the warehouse credit facility, the FIARC and FIACC commercial paper facilities and the Term Notes (dollars in thousands):

                                           AS OF OR FOR THE
                                             YEARS ENDED
                                              APRIL 30,
                                       ------------------------
                                          1999         2000
                                       -----------  -----------
At period-end:
     Balance outstanding.............  $   176,549  $   228,649
     Weighted average interest
      rate(1)........................         5.63%        6.91%
During period(2):
     Maximum borrowings
      outstanding....................  $   176,549  $   228,649
     Weighted average balance
      outstanding....................      151,705      202,405
     Weighted average interest
      rate...........................          6.5%         6.7%

------------

(1) Based on interest rates, facility fees, surety bond fees and hedge instruments applied to borrowings outstanding at period-end.

(2) Based on month-end balances.

     ACQUISITION FACILITY. On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC ("FIFS Acquisition"), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35%. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3% on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness. The bridge facility expires on July 31, 2000. The Company is currently negotiating with First Union to refinance the acquisition facility over an extended term sufficient to amortize the outstanding balance of the indebtedness through collections of the underlying receivables and trust certificates. It is anticipated that the permanent financing will consist of issuing various tranches of notes, to be held by VFCC, which will contain distinct principal amortization requirements and interest rates. The Company anticipates no material change in the weighted average interest rate under the permanent financing. It is anticipated, however, that a partnership will be created to purchase FIFS, Acquisition assets and issue the notes. The partnership interests will be held by the Company and First Union and will enable the partners to share excess cash flow generated from the remaining assets. The amount of excess cash to be received by First Union will vary depending upon the timing and amount of such cash flows. To the extent that the facility is not finalized prior to the expiration date, the Company intends to seek a short-term extension to allow for the completion of the term financing. The Company has no reason to believe that VFCC will not grant such an extension or that an agreement to refinance the bridge loan will not be reached prior to the then final maturity of the bridge facility. If the facility were not extended, the remaining outstanding principal balance would be due at maturity.

     WORKING CAPITAL FACILITY. The Company also maintains a $13.5 million working capital line of credit with Bank of America and First Union National Bank that is utilized for working capital and general corporate purposes. This facility was increased to $13.5 million in December 1999. Borrowings under this facility bear interest at the Company's option of (i) Bank of America's prime lending rate, or (ii) a rate equal to 3.0% above the LIBOR rate for the applicable interest period. In addition, the Company is also required to pay period facility fees, as well as an annual agency fee. The expiration of the facility is September 30, 2000. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. At April 30, 1999 and 2000, there was $7,235,000 and $13,300,000 outstanding under this facility.

     The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

     The Company was previously a party to a swap agreement with Bank of America pursuant to which the company's interest rate was fixed at 5.565% on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505% and receives a fixed rate of 7.174% from the counterparty. The initial notional amount of the swap was $167,969,000 which amortizes in accordance with the expected amortization of the Notes. Final maturity of the swap is February 15, 2006. During the years ended April 30, 2000, 1999 and 1998 amounts paid pursuant to the Company's interest rate management products were not material in relation to interest expense in the aggregate nor did they have a material impact on the Company's weighted average costs of funds during such periods.

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's interest rate is fixed at 4.81%; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the

Company's interest rate is fixed at 5.50%. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 20, 2002 while Swap B matured on February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81% on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6% on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,133,994 as of April 30, 2000 and $1,529,651 as of April 30, 1999 as a
percentage of the Receivables Held for Investment of $231,696,539 as of April 30, 2000 and $179,807,957 as of April 30, 1999 was .9% at April 30, 2000 and
April 30, 1999.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of April 30, 2000 and 1999, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 17.3% and 20.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     Under its financing programs, the Company retains the credit risk associated with the receivables acquired. Historically, the Company has purchased credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the FIARC and FIACC commercial paper facilities and receivables financed under the FIAIC Term Notes do not carry default insurance. Provisions for credit losses of $6,414,572 and $4,661,000 have been recorded for the years ended April 30, 2000 and 1999, respectively for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of all receivables acquired by the Company (dollars in thousands):

                                            AS OF OR FOR THE YEARS ENDED APRIL 30,
                                       ------------------------------------------------
                                                1999                      2000
                                       ----------------------    ----------------------
                                        NUMBER                    NUMBER
                                       OF LOANS    AMOUNT(1)     OF LOANS      AMOUNT
                                       --------    ----------    --------    ----------
Receivables Held for Investment:
Delinquent amount outstanding:
  30 - 59 days.......................     359        $4,554         469        $5,308
  60 - 89 days.......................      50           621         157         1,778
  90 days or more....................      67           963         162         1,799
                                       --------    ----------    --------    ----------
Total delinquencies..................     476        $6,138         788        $8,885
                                       ========    ==========    ========    ==========
Total delinquencies as a percentage
  of outstanding receivables.........    2.87%          2.4%        4.1%          3.8%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period..................                   2.8%                      2.8%

------------

(1) Amounts of delinquent receivables outstanding and total delinquencies as a percentage of outstanding receivables are based on gross receivables balances, which include principal outstanding plus unearned interest income.

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Managed Receivables was 8.7% and 3.4% as of April 30, 2000 and 1999, respectively.

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

     The Company relies almost exclusively on revolving credit facilities to fund its origination of receivables. Periodically, the Company will transfer receivables from a revolving to a term credit facility. Currently all of the Company's credit facilities in combination with various swaps bear interest at floating rates tied to either a commercial paper index or LIBOR.

     As of April 30, 2000, the Company had $192.3 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $1,250,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information responsive to this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders expected to be held September 7, 2000, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information responsive to this item appears under the caption "Summary Compensation Table" in the Company's Proxy Statement for the 2000 Annual
Meeting of Shareholders expected to be held September 7, 2000, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information responsive to this item appears under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders expected to be held September 7, 2000, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this item appears under the caption "Certain Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders expected to be held September 7, 2000, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See Index to Consolidated Financial Statements on Page F-1.

          (3) EXHIBITS

           2.1(j)    --   Stock Purchase Agreement, dated as of September 9, 1998, between First Investors Financial
                          Services Group, Inc. and Fortis, Inc. to purchase Auto Lenders Acceptance Corporation, a wholly-owned subsidiary of Fortis, Inc.
           3.1(a)    --   Articles of Incorporation, as amended
           3.2(a)    --   Bylaws, as amended
           4.1(a)    --   Excerpts from the Articles of Incorporation, as amended (included in
                          Exhibit 3.1).
           4.3(a)    --   Specimen Stock Certificate
          10.5(a)    --   Credit Agreement dated as of October 16, 1992 among F.I.R.C., Inc. ("FIRC") and
                          NationsBank of Texas, N.A., individually and as agent for the banks party thereto, as amended by First Amendment to Credit Agreement and Loan Documents dated as of November 5,
                          1993, Second Amendment to Credit Agreement and Loan Documents dated as of March 3, 1994,
                          Third Amendment to Credit Agreement and Loan Documents dated as of March 17, 1995 and
                          Fourth Amendment to Credit Agreement and Loan Documents dated as of July 7, 1995.
          10.6(a)    --   Collateral Security Agreement dated as of October 16, 1992 between FIRC and Texas Commerce
                          Bank National Association as collateral agent for the ratable benefit of NationsBank of
                          Texas, N.A., as agent, and the banks party to the Credit Agreement filed as Exhibit 10.5.

          10.7(a)    --   Escrow Agreement dated as of October 16, 1992 among FIRC, NationsBank of Texas, N.A. as agent for the banks party to the Credit Agreement filed as Exhibit 10.5, and Texas
                          Commerce Bank National Association as Escrow Agent.
          10.8(a)    --   Transfer and Administration Agreement dated as of March 3, 1994 among FIRC, Enterprise
                          Funding Corporation, Texas Commerce Bank National Association and NationsBank N.A.
                          (Carolinas) (formerly NationsBank of North Carolina, N.A.), as amended by Amendment Number
                          1 dated August 1, 1994, Amendment Number 2 dated February 28, 1995 and Amendment No. 3 dated March 21, 1995.
          10.9(a)    --   Servicing Agreement dated as of October 16, 1992 between FIRC and General Electric Capital
                          Corporation, as amended by First Amendment to Servicing Agreement dated as of November 4,
                          1993, Second Amendment to Servicing Agreement dated as of March 1, 1994 and Third
                          Amendment to Servicing Agreement dated as of June 1, 1995.
          10.10(a)  --    Purchase Agreement between FIRC and First Investors Financial Services, Inc. ("First
                          Investors") dated October 16, 1992, as amended by First Amendment to Purchase Agreement dated as of November 5, 1993 and Second Amendment to Purchase Agreement dated as of March
                          3, 1994.
          10.11(a)  --    Auto Loan Protection Insurance Policy dated October 13, 1992 issued by Agricultural Excess
                          & Surplus Insurance Company to FIRC as insured.
          10.12(a)  --    Auto Loan Protection Insurance Policy dated April 8, 1994 issued by National Union Fire
                          Insurance Company of Pittsburgh to FIRC as insured.
          10.13(a)  --    Facultative Reinsurance Agreement between National Fire Insurance Company of Pittsburgh and First Investors Insurance Company, as reinsurer, dated as of May 26, 1995.
          10.14(a)  --    Blanket Collateral Protection Insurance Policy dated October 5, 1992 issued by
                          Agricultural Excess & Surplus Insurance Company to FIRC as insured.
          10.15(a)  --    ISDA Master Agreement dated August 12, 1994 between FIRC and NationsBank of Texas, N.A.
                          together with Confirmation of U.S. Dollar Rate Swap Transaction dated June 14, 1995 and
                          Confirmation for U.S. Dollar Rate Swap Transaction dated May 16, 1995.
          10.16(a)  --    Employment Agreement dated as of March 20, 1992 between the Registrant and Tommy A. Moore,
                          Jr., as amended by First Amendment dated as of March 15, 1995 and Second Amendment dated as of July 1, 1995.
          10.17(a)  --    Lease Agreement between A.I.G. Realty, Inc. and First Investors dated as of June 1, 1992, as amended by Amendment One dated October 29, 1993 and Amendment Two dated October 26,
                          1994.
          10.18(a)  --    Redemption Agreement dated as of June 8, 1995 among the Registrant and all holders of its class of 1993 Preferred Stock.
          10.21(a)  --    1995 Employee Stock Option Plan of the Registrant.
          10.22(a)  --    Form of Stock Option Agreement between the Registrant and Robert L. Clarke dated August
                          25, 1995.
          10.23(b)  --    Amendment No. 4 dated November 20, 1995 to the Transfer and Administration Agreement dated as of March 3, 1994, filed as Exhibit 10.8.
          10.24(b)  --    Employment Agreement dated as of May 1, 1996 between the Registrant and Bennie H. Duck.
          10.25(b)  --    Amendment Three dated October 10, 1995 to the Lease Agreement between A.I.G. Realty, Inc.
                          and the Registrant, filed as Exhibit 10.17.
          10.26(b)  --    Confirmation for U.S. Dollar Rate Swap Transaction dated November 16, 1995.
          10.27(b)  --    Commitment Letter dated June 24, 1996 between Enterprise Funding Corporation and FIRC,
                          Inc.
          10.28(c)  --    Confirmation for U.S. Dollar Rate Swap Transaction dated August 7, 1996.

          10.29(d)  --    Security Agreement dated as of October 22, 1996 among First Investors Auto Receivables
                          Corporation, Enterprise Funding Corporation, Texas Commerce Bank National Association,
                          MBIA Insurance Corporation, NationsBank N.A., and First Investors Financial Services, Inc.
          10.30(d)  --    Note Purchase Agreement dated as of October 22, 1996 between First Investors Auto
                          Receivables Corporation and Enterprise Funding Corporation.
          10.31(d)  --    Purchase Agreement dated as of October 22, 1996 between First Investors Financial
                          Services, Inc. and First Investors Auto Receivables Corporation.
          10.32(d)  --    Insurance Agreement dated as of October 1, 1996 among First Investors Auto Receivables
                          Corporation, MBIA Insurance Corporation, First Investors Financial Services, Inc., Texas
                          Commerce Bank National Association, and NationsBank N.A.
          10.33(d)  --    Servicing Agreement dated as of October 22, 1996 between First Investors Auto Receivables
                          Corporation and General Electric Capital Corporation.
          10.34(d)  --    Amended and Restated Credit Agreement dated as of October 30, 1996 among F.I.R.C., Inc.
                          and NationsBank of Texas, N.A., individually and as Agent for the financial institutions party thereto.
          10.35(d)  --    Amended and Restated Collateral Security Agreement dated as of October 30, 1996 between
                          F.I.R.C., Inc. and Texas Commerce Bank National Association as collateral agent for the ratable benefit of NationsBank of Texas, N.A. individually and as agent for the financial institutions party to the Amended and Restated Credit Agreement filed as Exhibit 10.34.
          10.36(d)  --    Amended and Restated Purchase Agreement dated as of October 30, 1996 between First
                          Investors Financial Services, Inc. and F.I.R.C., Inc.
          10.37(d)  --    Amended and Restated Servicing Agreement between F.I.R.C., Inc. and General Electric
                          Capital Corporation.
          10.38(e)  --    Third Amendment dated January 20, 1997 to the Employment Agreement dated as of March 20,
                          1992 between the Registrant and Tommy A. Moore, Jr.
          10.39(f)   --   First Amendment to the Amended and Restated Credit Agreement dated January 31, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.40(f)   --   Second Amendment to the Amended and Restated Credit Agreement dated May 15, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.41(f)   --   Employment Agreement dated July 16, 1997 between First Investors Financial Services, Inc.
                          and Tommy A. Moore, Jr.
          10.42(f)   --   Credit Agreement dated as of July 18, 1997 between First Investors Financial Services,
                          Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.43(f)   --   Pledge and Security Agreement dated as of July 18, 1997 by and among First Investors
                          (Vermont) Holdings, Inc. and NationsBank of Texas, N.A., as agent for the banks party thereto.
          10.44(f)   --   Pledge Agreement dated as of July 18, 1997 by and among First Investors Financial
                          Services, Inc. and NationsBank of Texas, N.A., as agent for the banks party thereto.
          10.45(g)  --    Security Agreement dated as of January 1, 1998 among First Investors Auto Capital
                          Corporation, First Union Capital Markets Corp., and First Investors Financial Services,
                          Inc.
          10.46(g)  --    Note Purchase Agreement dated as of January 1, 1998 between First Investors Auto Capital
                          Corporation, First Union Capital Markets Corp., the Investors, First Union National Bank,
                          and Variable Funding Capital Corporation.
          10.47(g)  --    Purchase Agreement dated as of January 1, 1998 between First Investors Financial Services,
                          Inc. and First Investors Auto Capital Corporation.
          10.48(g)  --    Servicing Agreement dated as of January 1, 1998 between First Investors Auto Capital
                          Corporation and General Electric Capital Corporation.

          10.49(h)  --    Employment Agreement dated as of May 1, 1998 between the Registrant and Bennie H. Duck.
          10.50(h)  --    Employment Agreement dated as of May 1, 1998 between the Registrant and Joseph A. Pisano.
          10.51(i)   --   Loan and Security Agreement dated as of October 2, 1998 between Variable Funding Capital
                          Corporation, Auto Lenders Acceptance Corporation, ALAC Receivables Corp. and FIFS
                          Acquisition Funding Company, L.L.C.
          10.52(i)   --   Custodial Agreement dated as of October 2, 1998 among Variable Funding Capital
                          Corporation, Norwest Bank Minnesota, NA, and Auto Lenders Acceptance Corporation.
          10.53(i)   --   Contract Purchase Agreement dated as of October 2, 1998 by and between Auto Lenders
                          Acceptance Corporation and FIFS Acquisition Funding Company, L.L.C.
          10.54(i)   --   NIM Collateral Purchase Agreement dated as of October 2, 1998 by and between Auto Lenders
                          Acceptance Corporation, ALAC Receivables Corporation and FIFS Acquisition Funding Company,
                          L.L.C.
          10.55(k)  --    Third Amendment to the Amended and Restated Credit Agreement dated January 25, 1999 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.56(k)  --    Second Amendment to the Credit Agreement dated January 25, 1999 between First Investors
                          Financial Services, Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
          10.57(l)  --    Amendment Number 2 to Security Agreement dated March 31, 1999 among First Investors Auto
                          Receivables Corporation, Enterprise Funding Corporation, Chase Bank of Texas, National
                          Association, Norwest Bank Minnesota, National Association, MBIA Insurance Corporation,
                          NationsBank N.A., and First Investors Financial Services, Inc.
          10.58(l)  --    Amendment Number 1 to Note Purchase Agreement dated as of March 31, 1999 among First
                          Investors Auto Receivables Corporation and Enterprise Funding Corporation.
          10.59(l)  --    Amendment Number 1 to Insurance Agreement dated March 31, 1999 among First Investors Auto
                          Receivables Corporation, MBIA Insurance Corporation, First Investors Financial Services,
                          Inc., Auto Lenders Acceptance Corporation, Norwest Bank Minnesota, National Association
                          and NationsBank, N.A.
          10.60(l)  --    Servicing Agreement dated March 31, 1999 among First Investors Auto Receivables
                          Corporation, Norwest Bank Minnesota, National Association and Auto Lenders Acceptance
                          Corporation.
          10.61(l)  --    Guaranty dated March 31, 1999 by First Investors Financial Services, Inc., First Investors
                          Auto Receivables Corporation, Auto Lenders Acceptance Corporation and Norwest Bank
                          Minnesota, National Association.
          10.62(m)  --    Sale and Allocation Agreement dated January 1, 2000 among First Investors Financial
                          Services, Inc., First Investors Servicing Corporation, First Investors Auto Investment
                          Corp., Norwest Bank Minnesota, National Association and First Investors Auto Owner Trust
                          2000-A.
          10.63(m)  --    Indenture dated as of January 1, 2000 $167,969,000 7.174% Asset-Backed Notes among First
                          Investors Auto Owner Trust 2000-A, First Investors Financial Services, Inc. and Norwest
                          Bank Minnesota, National Association.
          10.64(m)  --    Amended and Restated Trust Agreement dated as of January 24, 2000 among First Investors
                          Auto Investment Corp. and Bankers Trust (Delaware).
          10.65(m)  --    Servicing Agreement dated as of January 1, 2000 by and among First Investors Auto Owner
                          Trust 2000-A, Norwest Bank Minnesota, National Association, First Investors Auto
                          Investment Corp. and First Investors Servicing Corporation.

          10.66(m)  --    Insurance Agreement dated as of January 1, 2000 among MBIA Insurance Corporation, First
                          Investors Servicing Corporation, First Investors Financial Services, Inc., First Investors
                          Auto Investment Corp., First Investors Auto Owner Trust 2000-A, Bankers Trust (Delaware)
                          and Norwest Bank Minnesota, National Association.
          10.67(m)  --    Indemnification Agreement dated as of January 12, 2000 among MBIA Insurance Corporation,
                          First Investors Financial Services, Inc. and Banc of America Securities LLC.
          21.1(j)    --   Subsidiaries of the Registrant.

------------

              (a)         -- Exhibit previously filed with the Company's Registration Statement on Form S-1,
                             Registration No. 33-94336 and incorporated herein by reference.
              (b)         -- Exhibit previously filed on 1996 Form 10-K and incorporated herein by reference.
              (c)         -- Exhibit previously filed on July 31, 1996 First Quarter Form 10-Q and incorporated herein by reference.
              (d)         -- Exhibit previously filed on October 31, 1996 Second Quarter Form 10-Q and incorporated herein by reference.
              (e)         -- Exhibit previously filed on January 31, 1997 Third Quarter Form 10-Q and incorporated herein by reference.
              (f)         -- Exhibit previously filed on July 31, 1997 First Quarter Form 10-Q and incorporated herein by reference.
              (g)         -- Exhibit previously filed on January 31, 1998 Third Quarter Form 10-Q and incorporated herein by reference.
              (h)         -- Exhibit previously filed on 1998 Form 10-K and incorporated herein by reference.
              (i)         -- Exhibit previously filed on October 31, 1998 Second Quarter Form 10-Q and incorporated herein by reference.
              (j)         -- Exhibit previously filed on October 2, 1998 Form 8-K and incorporated herein by reference.
              (k)         -- Exhibit previously filed on January 31, 1999 Third Quarter Form 10-Q and incorporated herein by reference.
              (l)         -- Exhibit previously filed on 1999 Form 10-K and incorporated herein by reference.
              (m)         -- Exhibit previously filed on March 21, 2000 Third Quarter Form 10-Q/A and incorporated herein by reference.

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

                                            FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                             (Registrant)

Date:  July 21, 2000                                  By: /s/Tommy A. Moore, Jr.
                                                         TOMMY A. MOORE, JR.
                                                PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                    (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.

              SIGNATURE                                         TITLE
-------------------------------------  -------------------------------------------------------
       /s/Tommy A. Moore, Jr.          President and Chief Executive Officer, Director
         TOMMY A. MOORE, JR.           (Principal Executive Officer)

          /s/Bennie H. Duck            Vice President and Chief Financial Officer
           BENNIE H. DUCK              (Principal Financial and Accounting Officer)

         /s/Robert L. Clarke           Director
          ROBERT L. CLARKE

        /s/Roberto Marchesini          Director
         ROBERTO MARCHESINI

        /s/Walter A. Stockard          Director
         WALTER A. STOCKARD

     /s/Walter A. Stockard, Jr.        Director
       WALTER A. STOCKARD, JR.

Date:  July 21, 2000

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants.................................    F-2

Consolidated Balance Sheets as of April 30, 1999 and 2000................    F-3

Consolidated Statements of Operations for the Years Ended
  April 30, 1998, 1999 and 2000..........................................    F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
  April 30, 1998, 1999 and 2000..........................................    F-5

Consolidated Statements of Cash Flows for the Years Ended April 30, 1998,
  1999 and 2000..........................................................    F-6

Notes to Consolidated Financial Statements...............................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Investors Financial Services Group, Inc.:

We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                   ARTHUR ANDERSEN LLP

Houston, Texas
June 29, 2000

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS -- APRIL 30, 1999 AND 2000

                                             1999              2000
                                       ----------------  ----------------
               ASSETS
               ------
Receivables Held for Investment,
  net................................  $    183,318,532  $    235,954,788
Receivables Acquired for Investment,
  net................................        41,023,768        21,888,454
Investment in Trust Certificates.....        10,754,512         5,848,688
Cash and Short-Term Investments,
  including restricted cash of
  $10,804,461 and $23,411,293........        11,515,872        25,520,158
Other Receivables:
     Due from servicer...............        14,065,957         --
     Accrued interest................         2,365,231         3,313,630
Assets Held for Sale.................         1,693,255         1,007,256
Other Assets:
     Funds held under reinsurance
       agreement.....................         2,620,296         3,842,641
     Deferred financing costs and
       other assets, net of
       accumulated
       amortization and depreciation
       of $1,702,088 and
       $3,133,823....................         4,898,045         5,818,338
     Deferred income taxes
       receivable, net...............           553,781            64,875
                                       ----------------  ----------------
          Total assets...............  $    272,809,249  $    303,258,828
                                       ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Debt:
     Term Notes......................  $      --         $    151,104,279
     Acquisition term facility.......        55,737,371        26,211,787
     Warehouse credit facilities.....       176,549,417        77,544,889
     Working capital facility........         7,235,000        13,300,000
Other Liabilities:
     Accounts payable and accrued
       liabilities...................         5,795,385         4,444,984
     Current income taxes payable....           329,764           527,042
                                       ----------------  ----------------
          Total liabilities..........       245,646,937       273,132,981
                                       ----------------  ----------------

Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares
       authorized, 5,566,669 and
       5,566,669 issued
       and outstanding...............             5,567             5,567
     Additional paid-in capital......        18,464,918        18,464,918
     Retained earnings...............         8,691,827        11,655,362
                                       ----------------  ----------------
          Total shareholders'
             equity..................        27,162,312        30,125,847
                                       ----------------  ----------------
          Total liabilities and
             shareholders' equity....  $    272,809,249  $    303,258,828
                                       ================  ================

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED APRIL 30, 1998, 1999 AND 2000

                                            1998            1999            2000
                                       --------------  --------------  --------------
Interest Income......................  $   20,049,129  $   31,076,003  $   40,276,227
Interest Expense.....................       7,833,677      12,781,725      16,509,757
                                       --------------  --------------  --------------
          Net interest income........      12,215,452      18,294,278      23,766,470
Provision for Credit Losses..........       3,900,966       4,661,000       6,414,572
                                       --------------  --------------  --------------
Net Interest Income After Provision
   for Credit Losses.................       8,314,486      13,633,278      17,351,898
                                       --------------  --------------  --------------
Other Income:
     Servicing.......................        --             1,199,628       1,293,502
     Late fees and other.............         617,140       1,594,149       2,727,848
                                       --------------  --------------  --------------
          Total other income.........         617,140       2,793,777       4,021,350
                                       --------------  --------------  --------------
Operating Expenses:
     Servicing fees..................       1,838,002       2,350,741         434,572
     Salaries and benefits...........       2,639,080       6,030,007       9,413,424
     Other interest expense..........         111,398         539,927       1,153,326
     Other...........................       2,415,006       4,353,873       5,704,942
                                       --------------  --------------  --------------
          Total operating expenses...       7,003,486      13,274,548      16,706,264
                                       --------------  --------------  --------------
Income Before Provision for Income
  Taxes..............................       1,928,140       3,152,507       4,666,984
                                       --------------  --------------  --------------
Provision (Benefit) for Income Taxes:
     Current.........................         614,130       1,406,211       1,214,543
     Deferred........................          89,641        (255,546)        488,906
                                       --------------  --------------  --------------
          Total provision for income
             taxes...................         703,771       1,150,665       1,703,449
                                       --------------  --------------  --------------
Net Income...........................  $    1,224,369  $    2,001,842  $    2,963,535
                                       ==============  ==============  ==============
Basic and Diluted Net Income Per
  Common Share.......................           $0.22           $0.36           $0.53
                                       ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 1998, 1999 AND 2000

                                                     ADDITIONAL
                                         COMMON        PAID-IN        RETAINED
                                          STOCK        CAPITAL        EARNINGS         TOTAL
                                         -------     -----------   --------------  --------------
Balance, April 30, 1997..............    $5,567      $18,464,918   $    5,465,616  $   23,936,101
     Net income......................      --            --             1,224,369       1,224,369
                                         -------     -----------   --------------  --------------
Balance, April 30, 1998..............     5,567       18,464,918        6,689,985      25,160,470
     Net income......................      --            --             2,001,842       2,001,842
                                         -------     -----------   --------------  --------------
Balance, April 30, 1999..............     5,567       18,464,918        8,691,827      27,162,312
     Net income......................      --            --             2,963,535       2,963,535
                                         -------     -----------   --------------  --------------
Balance, April 30, 2000..............    $5,567      $18,464,918   $   11,655,362  $   30,125,847
                                         =======     ===========   ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED APRIL 30, 1998, 1999 AND 2000

                                             1998              1999              2000
                                       ----------------  ----------------  ----------------
Cash Flows From Operating Activities:
     Net income......................  $      1,224,369  $      2,001,842  $      2,963,535
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
             amortization expense....         2,369,672         3,363,379         4,455,762
          Provision for credit
             losses..................         3,900,966         4,661,000         6,414,572
          Charge-offs, net of
             recoveries..............        (3,884,418)       (4,329,894)       (5,810,229)
       (Increase) decrease in:
          Accrued interest
             receivable..............          (133,986)         (307,885)         (948,399)
          Restricted cash............           334,851          (145,253)      (15,923,657)
          Deferred financing costs
             and other assets........          (664,036)       (1,210,261)       (2,317,067)
          Funds held under
             reinsurance agreement...           546,772          (603,614)       (1,222,345)
          Due from servicer..........        (1,802,410)       (3,835,982)       14,065,957
          Deferred income taxes
             receivable, net.........            89,641          (255,546)          488,906
          Current income taxes
             receivable..............          (495,280)          495,280         --
       Increase (decrease) in:
          Accounts payable and
             accrued liabilities.....          (243,554)        1,702,905        (1,350,401)
          Current income taxes
             payable.................           110,298           109,994           197,278
                                       ----------------  ----------------  ----------------
       Net cash provided by operating
          activities.................         1,352,885         1,645,965         1,013,912
                                       ----------------  ----------------  ----------------
Cash Flows From Investing Activities:
     Purchases of Receivables Held
       for Investment................       (77,965,915)     (114,309,752)     (141,305,830)
     Principal payments from
       Receivables Held for
       Investment....................        54,397,892        67,224,322        85,794,530
     Principal payments from
       Receivables Acquired for
       Investment....................         --               14,652,354        19,135,314
     Principal payments from Trust
       Certificates..................         --                4,519,183         4,905,824
     Acquisition of a business, net
       of cash acquired..............         --              (76,052,178)        --
     Purchase of furniture and
       equipment.....................          (138,195)         (342,949)         (102,288)
                                       ----------------  ----------------  ----------------
          Net cash used in investing
             activities..............       (23,706,218)     (104,309,020)      (31,572,450)
                                       ----------------  ----------------  ----------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Term Notes.................         --                --              167,969,000
          Warehouse credit
             facilities..............        68,478,349       104,853,807       125,652,886
          Working capital facility...         2,500,000        20,435,000        14,865,000
          Acquisition term
             facility................         --               75,000,000         --
     Principal payments made on --
          Term Notes.................         --                --              (16,864,721)
          Warehouse credit
             facilities..............       (50,559,402)      (59,117,468)     (224,657,414)
          Work capital facility......         --              (15,700,000)       (8,800,000)
          Acquisition term
             facility................         --              (19,262,629)      (29,525,584)
                                       ----------------  ----------------  ----------------
          Net cash provided by
             financing activities....        20,418,947       106,208,710        28,639,167
                                       ----------------  ----------------  ----------------
Increase (Decrease) in Cash and
  Short-Term Investments.............        (1,934,386)        3,545,655        (1,919,371)
Cash and Short-Term Investments at
  Beginning of Year..................         2,416,967           482,581         4,028,236
                                       ----------------  ----------------  ----------------
Cash and Short-Term Investments at
  End of Year........................  $        482,581  $      4,028,236  $      2,108,865
                                       ================  ================  ================
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the year for --
          Interest...................  $      7,748,529  $     12,196,708  $     15,815,121
          Income taxes...............           999,112           800,937         1,017,265

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 30, 1998, 1999 AND 2000

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors or the Company) was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS's wholly owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), First Investors Auto Capital Corporation (FIACC), First Investors Servicing Corporation (FISC) formerly known as, Auto Lenders Acceptance Corporation (ALAC), First Investors Auto Investment Corp. and FIFS Acquisition Funding Corp. LLC. First Investors, together with its subsidiaries, is hereinafter referred to as the Company.

     FIFS began operations in May 1989 and is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of April 30, 2000, approximately 29 percent of receivables held for investment had been originated in Texas. The Company currently operates in 26 states.

     FIIC was organized under the captive insurance company laws of the state of Vermont for the purpose of reinsuring certain credit enhancement insurance policies which have been written by unrelated third party insurance companies.

     On October 2, 1998, the Company completed the acquisition of FISC and the operations of FISC are included in the consolidated results of the Company since the date of acquisition. See Note 15. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a Managed Receivables Portfolio of $289.1 million.

2.  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates used by the Company relate to the allowance for credit losses and nonaccretable difference. See Notes 3 and 4. Actual results could differ from those estimates.

     RECEIVABLES HELD FOR INVESTMENT.   The Company acquires automobile loans
from dealers and originates loans directly to consumers. Fees and expenses of originating the loan are capitalized and amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". The basis in the receivables includes the costs to acquire the

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

receivables from the dealer, plus or minus any fees paid or received related to the purchase of the receivables.

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

     INVESTMENT IN TRUST CERTIFICATES. Through the acquisition of FISC, the Company obtained interests in two securitizations of automobile receivables. Automobile receivables were transferred to a trust (ALAC Automobile Receivables Trust), which issued notes and certificates representing undivided ownership interests in the trusts. The Company owns trust certificates and interest-only residuals from each of these trusts which are classified as Investment in Trust Certificates. Additionally, the Company owns spread accounts held by the trustee for the benefit of the trust's noteholders. Such amounts are classified as Restricted Cash.

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

     Trust certificates and interest-only residuals are valued at the present value of expected future cash flows using discount rates that the Company expects to yield. These discount rates are the result of the purchase price of the interests and the expected future cash flows. Interests are recorded at amortized cost. If actual cash flows are less than expected cash flows, the Company will write down the value of the interests. If actual cash flows exceed expected cash flows, additional yield will be recognized on a prospective basis. The Company utilized prepayment speeds, loss rate and discount

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

rate assumptions to determine the fair value of the trust certificates and interest-only residuals. During 2000 and 1999, the assumptions used were:

                                           FISCAL 1999           FISCAL 2000
                                       --------------------  --------------------
                                              RANGE                 RANGE
                                       --------------------  --------------------
Prepayment...........................  .9% ABS               .9% ABS
Loss rate............................  15% to 15.5%          14.5% to 15.5%
Discount rate........................  17% to 18%            17% to 47%

     INCOME RECOGNITION. The Company accrues interest income monthly based upon contractual terms using the effective interest method. Interest income also includes additional amounts received upon early payoffs of certain receivables attributable to the difference between the principal balance of the receivables calculated using the Rule of 78's method and the principal balance of the receivables calculated using the effective interest method. When a receivable becomes two months past due, income accrual is suspended until the payments become current. Other income includes late charge fees and is recognized as collected.

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

     The allowance for credit losses represents management's estimate of losses for receivables that have become impaired. Management analyzes the receivable portfolio characteristics as compared to its underwriting criteria, delinquency and repossession statistics, historical loss experience, size, quality and concentration characteristics of the receivable portfolio, as well as external factors such as future economic outlooks.

     The automobile purchasers in the non-prime market segment are individuals with impaired credit profiles who often have little or no personal savings. In most cases such purchasers' ability to remit payments as required by the terms of the receivables is entirely dependent on their continued employment and stability of household and medical expenses. Job losses or events which cause a significant increase in household or medical expenses could result in defaults on their consumer debts. A prolonged economic recession resulting in widespread unemployment in this wage-earning sector could cause a significant rise in delinquencies and charge-offs, which would adversely affect the Company. Although the Company considers its allowance to be adequate, there can be no assurance that it would suffice in the event of a sustained period of economic distress. The allowance for credit losses is based on estimates and qualitative evaluations, and ultimate losses will vary from current estimates. These estimates are reviewed periodically and, as adjustments, either positive or negative, become necessary, they are reported in earnings in the period they become known.

     SERVICING AGREEMENT. From its inception until July 1999, the Company was a party to a servicing agreement with General Electric Capital Corporation (GECC) under which GECC performed certain loan servicing and collection activities with respect to the Company's portfolio of Receivables

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Held for Investment. Servicing fees were paid monthly to GECC based on the number of receivables being serviced during the period plus certain reimbursable expenses including legal and third party recovery costs. Due from servicer primarily represents unremitted principal and interest payments and proceeds from the sale of repossessed collateral. In July 1999, the Company elected to terminate the servicing agreement with GECC in connection with the transfer of the servicing and collection activities on the receivables to the Company's internal servicing and collection platform.

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

     ASSETS HELD FOR SALE. The Company commences repossession procedures against the underlying collateral when the Company determines that collection efforts are likely to be unsuccessful. Upon repossession, the receivable is written down to the estimated fair value of the collateral, less the cost of disposition and plus the expected recoveries from third-party insurers, through a charge to the allowance for credit losses. Additionally, the repossessed collateral is reclassified to assets held for sale.

     DEFERRED FINANCING COSTS. The Company defers financing costs and amortizes the costs related to the FIRC credit facility over a 45 month period which represents the committed term of such facility. Additionally, the Company amortizes the costs related to the respective commercial paper facilities and Term Notes over the estimated average life of the receivables financed as the provisions of such facility provide that receivables assigned to such facility would be allowed to amortize should the facilities not be extended.

     SERVICING INCOME. Servicing income is recognized on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3% on the outstanding principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer.

     OTHER OPERATING EXPENSES. Other operating expenses include primarily professional fees, service bureau fees, telephone, postage, and rent.

     INCOME TAXES. The Company follows SFAS No. 109, which prescribes that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

     INTEREST RATE SWAP AND CAP AGREEMENTS. The Company enters into interest rate swap and cap agreements to maximize net interest income while managing the exposure of floating interest rates under the terms of its credit facilities or Term Notes (see Note 7). The Company endeavors to maintain the effectiveness of the interest rate swap or cap agreements by selecting products with dollar denominated notional principal amounts, interest rate indices and interest reset periods similar

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to its credit facilities or Term Notes. The differentials paid or received on interest rate agreements are accrued and recognized currently as adjustments to interest expense. Premiums paid or received on these agreements, if any, are amortized to interest expense over the term of the related agreement. Gains and losses on early terminations of interest rate swap and cap agreements are included in the carrying amount of the related debt and amortized as yield adjustments over the estimated remaining term of the swap.

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

     DERIVATIVES. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain
Hedging Activities -- an Amendment of FASB Statement No. 133." The Company will adopt SFAS No. 133 concurrently with SFAS No. 138 effective for its fiscal year beginning May 1, 2001. Management has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements. However, the Statement could increase volatility in earnings.

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

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1998 and 1999 amounts to conform with the 2000 presentation.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  RECEIVABLES HELD FOR INVESTMENT

     The receivables generally have terms of 60 months and are collateralized by the underlying vehicles. Net receivable balances consisted of the following at April 30, 1999 and 2000:

                                             1999              2000
                                       ----------------  ----------------
Receivables..........................  $    179,807,957  $    231,696,539
Unamortized premium and deferred
fees.................................         5,040,226         6,392,243
Allowance for credit losses..........        (1,529,651)       (2,133,994)
                                       ----------------  ----------------
     Net receivables.................  $    183,318,532  $    235,954,788
                                       ================  ================

     At April 30, 2000, the weighted average remaining term of the receivable portfolio is 46 months and the weighted average contractual interest rate is
17.5 percent. Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms, are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30-
          2001.......................  $     56,050,041
          2002.......................        58,925,927
          2003.......................        57,847,399
          2004.......................        37,007,419
          2005.......................        21,865,753
                                       ----------------
                                       $    231,696,539
                                       ================

     Activity in the allowance for credit losses for the years ended April 30, 1999 and 2000, was as follows:

                                            1999            2000
                                       --------------  --------------
Balance, beginning of year...........  $    1,198,545  $    1,529,651
     Provision for credit losses.....       4,661,000       6,414,572
     Charge-offs, net of
       recoveries....................      (4,329,894)     (5,810,229)
                                       --------------  --------------
Balance, end of year.................  $    1,529,651  $    2,133,994
                                       ==============  ==============

4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 1999 and 2000:

                                             1999              2000
                                       ----------------  ----------------
Contractual payments receivable from
  Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality net of excess cash
  flows to be sold...................  $     62,970,901  $     31,198,093
Nonaccretable difference.............       (14,314,526)       (5,387,268)
Accretable yield.....................        (7,632,607)       (3,922,371)
                                       ----------------  ----------------
Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net................  $     41,023,768  $     21,888,454
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

                                        NONACCRETABLE      ACCRETABLE
                                          DIFFERENCE         YIELD
                                       ----------------  --------------
Balance at April 30, 1998............  $      --         $     --
     Additions.......................        24,603,781      12,225,259
     Accretion.......................         --             (4,592,652)
     Eliminations....................       (10,289,255)       --
                                       ----------------  --------------
Balance at April 30, 1999............  $     14,314,526  $    7,632,607
     Eliminations....................        (7,673,937)       --
     Accretion.......................         --             (4,963,557)
     Reclassifications...............        (1,253,321)      1,253,321
                                       ----------------  --------------
Balance at April 30, 2000............  $      5,387,268  $    3,922,371
                                       ================  ==============

     Nonaccretable difference eliminations represent contractual principal and interest payments that the Company has determined that it would be unable to collect. The increase in accretable yield in 2000 includes a reclassification from nonaccretable difference for cash flows expected to be collected in excess of those previously expected.

     Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms, are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30 --
     2001...............................  $   11,747,433
     2002...............................      11,631,211
     2003...............................       7,819,449
                                          --------------
                                          $   31,198,093
                                          ==============

5.  RESTRICTED CASH

     The components of restricted cash at April 30, 1999 and 2000, are as follows:

                                            1999            2000
                                       --------------  --------------
Dealer reserves......................  $      161,052  $       28,604
Acquisition facility compensating
  balance (Note 7)...................       3,126,843       3,574,751
Funds held in trust for receivable
  fundings...........................         648,451       1,898,650
Warehouse credit facility account
  (Note 7)...........................       3,231,851       5,206,261
Collection and lockbox balances......       3,316,825      12,453,027
Other................................         319,439         250,000
                                       --------------  --------------
     Total restricted cash...........  $   10,804,461  $   23,411,293
                                       ==============  ==============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  DEFERRED FINANCING COSTS AND OTHER ASSETS

     The components of deferred financing costs and other assets at April 30, 1999 and 2000, are as follows:

                                           1999           2000
                                       -------------  -------------
Deferred financing costs, net........  $     594,596  $   1,527,354
Furniture and equipment, net.........      2,193,544      1,436,788
Software, net........................        214,845        678,124
Accounts receivable..................      1,036,586        792,762
Other, net...........................        858,474      1,383,310
                                       -------------  -------------
     Total...........................  $   4,898,045  $   5,818,338
                                       =============  =============

7.  DEBT

     The Company finances the acquisition of its receivables portfolio through three warehouse credit facilities. The Company's credit facilities provide for one year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000, the Company issued $168 million in asset-backed notes secured by a pool of receivables. Proceeds from the note issuance were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes.

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

     Borrowings under the FIRC credit facility were $65,000,000 and $59,540,000 at April 30, 1999 and 2000, respectively, and had weighted average interest rates, including the effect of facility fees and hedge instruments, as applicable, of 5.84 percent and 6.21 percent as of such dates. The FIRC credit facility provides for a term of one year at which time the outstanding principal balance will be payable in full, although there are provisions allowing the Company a period of six months to refinance the facility in the event that it is not renewed. The current term of the FIRC credit facility expires on September 30, 2000. The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

     On October 22, 1996, the Company completed a $105 million commercial paper conduit financing through Enterprise which remained in effect until this facility was increased in March 1999 to $135 million. The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $135 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. The current term of the FIARC commercial paper facility expires on August 15, 2000. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. At April 30, 1999 and 2000, the Company had borrowings of $90,735,214 and $18,004,889, respectively, outstanding under the commercial paper facility at weighted average interest rates, including the effect of program fees, dealer fees and hedge instruments, as applicable, of 5.75 percent and 7.33 percent, respectively. The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank, to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 2000, the maximum borrowings available under the facility were $25 million. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .55 percent. In addition, the Company is required to pay periodic facility fees of .25 percent on the unused portion of this facility.

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

     The current term of the FIACC commercial paper facility expires on December 31, 2000. If the facility was not extended, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration. At April 30, 1999, borrowings were $20,814,203 under the FIACC commercial paper facility, and had a weighted average interest rate of 5.26 percent,

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

including the effects of program fees and hedge instruments. There were no outstanding borrowings at April 30, 2000.

     TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174% asset-backed notes ("Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. As of April 30, 2000, the outstanding principal balance on the Notes was $151,104,279. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Note holders. Additional credit support is provided by the cash reserve account, which equals 2% of the original balance of the receivables pool and a 4% over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.

     ACQUISITION FACILITY. On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (FIFS Acquisition), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and
(iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35 percent and expires on July 31, 2000. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness. The Company is currently negotiating with First Union to refinance the acquisition facility over an extended term sufficient to amortize the outstanding balance of the indebtedness through collections of the underlying receivables and trust certificates. It is anticipated that the permanent financing will consist of issuing various tranches of notes, to be held by VFCC, which will contain distinct principal amortization requirements and interest rates. The Company anticipates no material change in the weighted average interest rate under the permanent financing. It is anticipated, however, that a partnership will be created to purchase FIFS, Acquisition assets and issue the notes. The partnership interests will be held by the Company and First Union and will enable the partners to share excess cash flow generated from the remaining assets. The amount of excess cash to be received by First Union will vary depending upon the timing and amount of such cash flows. To the extent that the facility is not finalized prior to the expiration date, the Company intends to seek a short-term extension to allow for the completion of the term financing. The Company has no reason to believe that VFCC will not grant such an extension or that an agreement to refinance the

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

bridge loan will not be reached prior to the then final maturity of the bridge facility. If the facility were not extended, the remaining outstanding principal balance would be due at maturity.

     WORKING CAPITAL FACILITY. The Company also maintains a $13.5 million working capital line of credit with Bank of America and First Union National Bank that is utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December, 1999. Borrowings under this facility bear interest at the Company's option of (i) Bank of America's prime lending rate, or (ii) a rate equal to 3.0 percent above the LIBOR rate for the applicable interest period. In addition, the Company is also required to pay period facility fees, as well as an annual agency fee. The current expiration of the facility is September 30, 2000. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company. At April 30, 1999 and 2000, there was $7,235,000 and $13,300,000 outstanding under this facility.

     On September 20, 1999, the Company entered into an unsecured promissory note with a director and shareholder of the Company under which the Company borrowed $2.5 million to fund its working capital requirement. The note was repaid in full on December 20, 1999 with the proceeds from borrowings under increased working capital facility.

     LOAN COVENANTS. The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was in compliance with all covenants at April 30, 2000.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 30, 2002 while Swap B matured on February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B.

8.  INCOME TAXES

     The temporary differences which give rise to net deferred tax assets are as follows at April 30, 1999 and 2000, respectively:

                                           1999           2000
                                       -------------  -------------
Deferred tax assets
     Allowance for credit losses.....  $     689,334  $   1,235,853
     Accrued expenses................        170,065        320,778
                                       -------------  -------------
                                             859,399      1,556,631
                                       -------------  -------------
Deferred tax liabilities
     Receivables held for investment,
       net...........................       --             (284,342)
     Receivables Acquired for
       Investment, net and Investment
       in Trust Certificates.........       (185,784)    (1,139,889)
     Deferred costs, net.............        (56,634)       (47,555)
     Internally developed software...        (63,200)       (19,970)
                                       -------------  -------------
                                            (305,618)    (1,491,756)
                                       -------------  -------------
Net deferred tax assets..............  $     553,781  $      64,875
                                       =============  =============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision (benefit) for income taxes for the years ended April 30, 1998, 1999 and 2000, consists of the following:

                                          1998          1999           2000
                                       -----------  -------------  -------------
Current --
     Federal.........................  $   548,343  $   1,347,472  $     925,003
     State...........................       65,787         58,739        289,540
                                       -----------  -------------  -------------
                                       $   614,130  $   1,406,211  $   1,214,543
                                       ===========  =============  =============
Deferred --
     Federal.........................  $    89,023  $    (255,546) $     584,694
     State...........................          618       --              (95,788)
                                       -----------  -------------  -------------
                                       $    89,641  $    (255,546) $     488,906
                                       ===========  =============  =============

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 1998, 1999 and 2000.

                                         1998       1999       2000
                                       ---------  ---------  ---------
Income tax -- statutory rate.........       34.0%      34.0%      34.0%
State income tax, net of federal
benefit..............................        2.5        2.1        2.5
Non-deductible expenses..............         .5         .5         .1
Tax free income......................       (1.1)       (.4)       (.1)
Other................................         .6         .3     --
                                       ---------  ---------  ---------
     Effective income tax rate.......       36.5%      36.5%      36.5%
                                       =========  =========  =========

9.  CREDIT RISKS

     Approximately 29 percent of the Company's receivables held for investment by principal balance at April 30, 2000, represent receivables acquired from dealers located in Texas. The economy of Texas is primarily dependent on petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, computer and computer service businesses, agribusiness and tourism. Job losses in any or all of these primary economic segments of the Texas economy may result in a significant increase in delinquencies or defaults in the Company's receivable portfolio. While the receivables are secured by vehicles, the Company has recourse to reserve accounts and dealers for losses on certain receivables and the Company has third-party default insurance for receivables originated prior to April 1994, there can be no assurance that such remedies would mitigate additional credit losses.

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

                                                APRIL 30, 1999                    APRIL 30, 2000
                                        -------------------------------   -------------------------------
                                         CARRYING/                         CARRYING/
                                          NOTIONAL                          NOTIONAL
                                           AMOUNT         FAIR VALUE         AMOUNT         FAIR VALUE
                                        ------------   ----------------   ------------   ----------------
Financial assets --
     Receivables Held for
       Investment....................   $179,807,957   $    192,432,874   $231,696,539   $    238,670,780
Financial liabilities --
     Term Notes......................        --               --          $151,104,279   $    150,490,418
Off-balance sheet instruments --
     Swap agreements.................   $171,668,397   $       (764,778)  $171,296,496   $       (482,924)
     Cap agreements..................   $ 19,458,941   $        483,541   $ 41,729,094   $      1,037,576

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

     TERM NOTES. The fair value was estimated by discounting cash payments using current rates and comparative maturities. Expected cash payments take into consideration prepayments, defaults and recoveries on the underlying collateral.

     CREDIT FACILITIES. The carrying amount approximates fair value because of the floating interest rates on the credit facilities.

     SWAP AGREEMENTS. The fair value was estimated based on the payment the Company would have to make to or receive from the swap counterparty to terminate the swap agreements.

     CAP AGREEMENTS. The fair value was estimated based on the payment the Company would receive from the cap counterparty to terminate the cap agreements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  DEFINED CONTRIBUTION PLAN

     Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant's voluntary contributions up to a maximum voluntary contribution of 3% of the participant's compensation. In fiscal year 2000, the Company made matching contributions to the 401(k) plan in the amount of $31,954. Prior to fiscal year 2000, no matching contributions were made.

12.  SHAREHOLDERS' EQUITY

     PREFERRED STOCK. In June 1995, the shareholders approved a new series of preferred stock (New Preferred Stock) with a $1.00 par value, and authorized 1,000,000 shares. As of April 30, 2000, no shares have been issued.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's stock option plans for the years ended April 30, 1998, 1999 and 2000 is presented below:

                                                          WEIGHTED
                                                           AVERAGE
                                         SHARES UNDER     EXERCISE
                                            OPTION          PRICE
                                         ------------     ---------
Outstanding at April 30, 1997........        80,000        $ 11.00
     Granted.........................        68,000        $  7.29
     Forfeited.......................       (10,000)       $ 11.00
                                         ------------
Outstanding at April 30, 1998........       138,000        $  9.17
     Granted.........................        10,000        $  4.92
     Forfeited.......................        (1,000)       $  7.38
                                         ------------
Outstanding at April 30, 1999........       147,000        $  8.93
     Granted.........................         2,500        $  5.25
     Forfeited.......................       (12,500)       $  8.30
                                         ------------
Outstanding at April 30, 2000........       137,000        $  8.91
                                         ============
Options available for future grants
  at April 30, 2000..................       183,000
                                         ============

                                                   FISCAL
                                       -------------------------------
                                         1998       1999       2000
                                       ---------  ---------  ---------
Options exercisable at end of year...     38,000     61,400     80,300
Weighted average exercise price of
  options exercisable................  $   11.00  $   10.19  $    9.75
Weighted average fair value of
  options granted....................  $    4.27  $  --      $  --

                                                                                  WEIGHTED
                                                                                   AVERAGE
              RANGE OF          WEIGHTED                                          REMAINING
              EXERCISE          AVERAGE           OPTIONS         OPTIONS        CONTRACTUAL
                PRICE        EXERCISE PRICE     OUTSTANDING     EXERCISABLE     LIFE IN YEARS
              --------       --------------     -----------     -----------     -------------
               $11.00            $11.00            20,000          20,000          (1)
            $4.75-$11.00         $ 9.24           117,000          60,300             6.29
                                                -----------     -----------
                                                  137,000          80,300
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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                       FISCAL
                                                     -------------------------------------------
                                                         1998           1999           2000
                                                     -------------  -------------  -------------
Net Income...........................  As Reported   $   1,224,369  $   2,001,842  $   2,963,535
                                         Pro Forma   $   1,182,126  $   1,939,023  $   2,920,289
Basic and Diluted Net Income Per
  Common Share.......................  As Reported           $0.22          $0.36          $0.53
                                         Pro Forma           $0.21          $0.35          $0.52

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

     The following weighted-average assumptions were used:

                                                      FISCAL
                                          -------------------------------
                                            1998       1999       2000
                                          ---------  ---------  ---------
Risk free interest rate.................       6.06%      5.41%      6.45%
Expected life of options in years.......         10         10         10
Expected stock price volatility.........         37%        38%        37%
Expected dividend yield.................          0%         0%         0%

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

13.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS TO FUND. As of April 30, 2000, the Company had unfunded receivables in process of approximately $1.8 million.

     EMPLOYMENT AGREEMENT. The Company has entered into employment agreements with two key executives which expire July 31, 2000. Each agreement provides for an annual salary plus the potential to earn an annual cash bonus to be determined by the Compensation Committee of the Board of Directors based on the financial results for the fiscal year then ended. In the event the executive is terminated for any reason other than death, disability, mutual agreement or conduct of a material illegal act, he is entitled to a sum equal to the annual salary for the remaining term of the agreement.

     LITIGATION. The Company from time to time becomes involved in various routine legal proceedings which are incidental to the business. Management of the Company vigorously defends such matters. As of April 30, 2000, management believes there are no such legal proceedings that would have a material adverse impact on the Company's financial position or results of operations.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     LEASES. The Company is a party to a lease agreement for office space in Houston that expires on February 28, 2003. The Company is party to a lease agreement for office space in Atlanta which expires on December 31, 2001, with an early termination option by either party anytime on or after June 30, 2000. The Company did exercise this early termination option and entered into a new lease agreement expiring on June 30, 2007. The Company also holds equipment under operating leases which expire in fiscal year 2003. Rent expense for office space and other operating leases for the years ended April 30, 1998, 1999 and 2000, was $289,257, $871,851, $1,149,646, respectively. Required minimum lease payments for the remaining terms of the above leases are:

Year ending April 30-
       2001..........................  $   1,095,025
       2002..........................      1,047,454
       2003..........................        774,872
       2004..........................        578,472
       2005..........................        571,618
       Thereafter....................      1,160,298

     CAPITAL LEASES. During the year ended April 30, 1999, the Company entered into a sale-and-leaseback transaction for certain of its computer equipment at FISC for approximately $2.1 million. Gain on sale of this transaction was not significant and is being amortized through the term of the lease. For accounting purposes, the Company has treated this transaction as a capital lease in accordance with SFAS No. 13 "Accounting for Leases" and recorded this obligation in Accounts Payable and Accrued Liabilities. Payments are due in monthly installments of $65,178 through 2002 with an implicit interest rate of
8.8 percent. Depreciation on the equipment has been reflected in accordance with the Company's accounting policies.

     At April 30, 2000, the aggregate amount of annual principal maturities of the capital lease obligation are as follows:

Year Ending April 30 --
       2001..........................  $     782,137
       2002..........................        456,247
                                       -------------
                                           1,238,384
       Less -- Amounts representing
       interest......................         86,421
                                       -------------
                                       $   1,151,963
                                       =============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 1998, 1999 and 2000 are as follows:

                                             FOR THE YEAR ENDED APRIL 30,
                                       ----------------------------------------
                                           1998          1999          2000
                                       ------------  ------------  ------------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share....     5,566,669     5,566,669     5,566,669
  Effect of dilutive stock options...           628            27           484
                                       ------------  ------------  ------------
  Weighted average shares outstanding
     for diluted earnings per
     share...........................     5,567,297     5,566,696     5,567,153
                                       ============  ============  ============

     At April 30, 2000, the Company had 136,516 employee stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

15.  BUSINESS COMBINATIONS

     On October 2, 1998, the Company acquired all of the outstanding stock of FISC, a Delaware corporation and wholly-owned subsidiary of Fortis, Inc., for an approximate purchase price of $74.1 million. FISC's principal business activity is the servicing of retail automobile sales contracts. The transaction was treated as a purchase for accounting purposes and results of operations are included in the Company's consolidated financial statements beginning on October 2, 1998. The net book value of the net assets acquired exceeded the purchase price by $8.5 million. Receivables acquired for investment have been recorded net of amounts estimated to be uncollectible over the life of the receivables.

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
                                       ================

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined business. In preparing the pro forma data, adjustments have been made to (i) increase the yield on Receivables Acquired for Investment based on the discounted purchase price, (ii) increase interest expense for the financing of the acquisition, (iii) eliminate intercompany costs, (iv) eliminate costs incurred in preparation of the sale of FISC, and (v) adjust the federal and state income tax provisions based on the combined operations.

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

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2000.

                                                                 FOR THE THREE MONTHS ENDED,
                                           -----------------------------------------------------------------------
                                           JULY 31, 1999    OCTOBER 31, 1999    JANUARY 31, 2000    APRIL 30, 2000
                                           -------------    ----------------    ----------------    --------------
Interest Income.........................    $ 9,609,333       $ 10,063,124        $ 10,584,724       $  10,019,046
Interest Expense........................      3,879,688          3,984,995           4,142,041           4,503,033
Net Income..............................        702,416            775,412             807,870             677,837
Basic and Diluted Net Income per Common
  Share.................................    $      0.13       $       0.14        $       0.15       $        0.12

     The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 1999.

                                                                 FOR THE THREE MONTHS ENDED,
                                           -----------------------------------------------------------------------
                                           JULY 31, 1998    OCTOBER 31, 1998    JANUARY 31, 1999    APRIL 30, 1999
                                           -------------    ----------------    ----------------    --------------
Interest Income.........................    $ 5,658,594       $  6,953,343        $  9,202,081       $   9,261,985
Interest Expense........................      2,224,471          2,886,258           3,962,813           3,708,184
Net Income..............................        314,983            388,878             584,718             713,263
Basic and Diluted Net Income per Common
  Share.................................    $      0.06       $       0.07        $       0.11       $        0.12

                                      F-26