Form 10-Q
period 2000-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2000-09-14
CIK 948034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

                                                            SHARES
                                                        OUTSTANDING AT
            CLASS                                       AUGUST 31, 2000
            -----                                       ---------------
COMMON STOCK-$.001 PAR VALUE                               5,566,669

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                 JULY 31, 2000

                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------

PART I     FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets as of April 30, 2000 and
                    July 31, 2000 .....................................................    3

                    Consolidated Statements of Operations for the Three Months
                    Ended July 31, 1999 and 2000 ......................................    4

                    Consolidated Statement of Shareholders' Equity for the Three Months
                    Ended July 31, 2000 ...............................................    5

                    Consolidated Statements of Cash Flows for the Three Months Ended
                    July 31, 1999 and 2000 ............................................    6

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations .............................................   13

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........   21

PART II    OTHER INFORMATION

           Item 6.  Exhibits and Reports On Form 8-K ..................................   23

           SIGNATURES .................................................................   23

                                       2

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 2000 AND JULY 31, 2000


                                          APRIL 30,         JULY 31,
                                            2000              2000
                                       ---------------    ------------
                                          (AUDITED)       (UNAUDITED)
               ASSETS
Receivables Held for Investment,
  net................................  $   235,954,788    $252,428,816
Receivables Acquired for Investment,
  net................................       21,888,454      18,364,029
Investment in Trust Certificates.....        5,848,688       4,947,845
Cash and Short-Term Investments,
  including restricted cash of
  $23,411,293 and $25,014,630........       25,520,158      27,505,881
Accrued Interest.....................        3,313,630       3,432,576
Assets Held for Sale.................        1,007,256       1,079,041
Other Assets:
     Funds held under reinsurance
       agreement.....................        3,842,641       4,075,036
     Deferred financing costs and
       other assets, net of
       accumulated amortization and
       depreciation of $3,133,823 and
       $3,609,201....................        5,818,338       5,493,610
     Deferred income taxes
       receivable, net...............           64,875         187,763
                                       ---------------    ------------
          Total assets...............  $   303,258,828    $317,514,597
                                       ===============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Debt:
     Term Notes......................  $   151,104,279    $133,591,819
     Acquisition term facility.......       26,211,787      20,183,815
     Warehouse credit facilities.....       77,544,889     115,315,669
     Working capital facility........       13,300,000      13,300,000
Other Liabilities:
     Accounts payable and accrued
       liabilities...................        4,444,984       4,047,175
     Current income taxes payable....          527,042         455,674
                                       ---------------    ------------
          Total liabilities..........      273,132,981     286,894,152
                                       ---------------    ------------
Commitments and Contingencies
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669 issued
       and outstanding...............            5,567           5,567
     Additional paid-in capital......       18,464,918      18,464,918
     Retained earnings...............       11,655,362      12,149,960
                                       ---------------    ------------
          Total shareholders'
            equity...................       30,125,847      30,620,445
                                       ---------------    ------------
          Total liabilities and
            shareholders' equity.....  $   303,258,828    $317,514,597
                                       ===============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 2000
                                  (UNAUDITED)

                                           FOR THE THREE MONTHS
                                              ENDED JULY 31,
                                       ----------------------------
                                           1999           2000
                                       ------------  --------------
Interest Income......................  $  9,609,333  $   10,989,191
Interest Expense.....................     3,879,688       5,090,998
                                       ------------  --------------
          Net interest income........     5,729,645       5,898,193
Provision for Credit Losses..........     1,156,174       1,979,650
                                       ------------  --------------
Net Interest Income After Provision
  for Credit Losses..................     4,573,471       3,918,543
                                       ------------  --------------
Other Income:
     Servicing.......................       404,001         203,828
     Late fees and other.............       507,341         640,235
                                       ------------  --------------
          Total other income.........       911,342         844,063
                                       ------------  --------------
Operating Expenses:
     Servicing fees..................       434,572        --
     Salaries and benefits...........     2,194,578       2,393,348
     Other interest expense..........       226,833         331,387
     Other...........................     1,522,663       1,258,977
                                       ------------  --------------
          Total operating expenses...     4,378,646       3,983,712
                                       ------------  --------------
Income Before Provision for Income
  Taxes..............................     1,106,167         778,894
                                       ------------  --------------
Provision (Benefit) for Income Taxes:
     Current.........................       675,869         407,184
     Deferred........................      (272,118)       (122,888)
                                       ------------  --------------
          Total provision for income
            taxes....................       403,751         284,296
                                       ------------  --------------
Net Income...........................  $    702,416  $      494,598
                                       ============  ==============
Basic and Diluted Net Income per
  Common Share.......................         $0.13           $0.09
                                       ============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 2000
                                  (UNAUDITED)

                                                   ADDITIONAL
                                       COMMON       PAID-IN         RETAINED
                                        STOCK       CAPITAL         EARNINGS         TOTAL
                                       -------   --------------  --------------  --------------
Balance, April 30, 2000..............  $5,567    $   18,464,918  $   11,655,362  $   30,125,847
     Net income......................    --            --               494,598         494,598
                                       -------   --------------  --------------  --------------
Balance, July 31, 2000...............  $5,567    $   18,464,918  $   12,149,960  $   30,620,445
                                       =======   ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 2000
                                  (UNAUDITED)

                                            1999             2000
                                       ---------------  ---------------
Cash Flows From Operating Activities:
     Net income......................  $       702,416  $       494,598
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....        1,035,272        1,206,829
          Provision for credit
            losses...................        1,156,174        1,979,650
          Charge-offs, net of
            recoveries...............         (913,761)      (1,828,256)
     (Increase) decrease in:
          Accrued interest
            receivable...............         (598,192)        (118,946)
          Restricted cash............          878,397       (1,603,337)
          Deferred financing costs
            and other assets.........         (361,127)         (83,442)
          Funds held under
            reinsurance agreement....         (364,037)        (232,395)
          Due from servicer..........       14,065,957        --
          Deferred income taxes
            receivable, net..........         (272,118)        (122,888)
     Increase (decrease) in:
          Accounts payable and
            accrued liabilities......          124,597         (397,809)
          Current income taxes
            payable..................          589,787          (71,368)
                                       ---------------  ---------------
               Net cash provided by
                 operating
                 activities..........       16,043,365         (777,364)
                                       ---------------  ---------------
Cash Flows From Investing Activities:
     Purchase of Receivables Held for
       Investment....................      (37,238,579)     (39,026,822)
     Principal payments from
       Receivables Held for
       Investment....................       15,821,137       21,576,767
     Principal payments from
       Receivables Acquired for
       Investment....................        5,844,281        3,524,425
     Principal payments from Trust
       Certificates..................        1,689,076          900,843
     Purchase of furniture and
       equipment.....................        --                 (45,811)
                                       ---------------  ---------------
               Net cash used in
                 investing
                 activities..........      (13,884,085)     (13,070,598)
                                       ---------------  ---------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Warehouse credit
            facilities...............       31,524,980       40,414,935
          Working capital facility...        5,365,000        --
     Principal payments made on --
          Term Notes.................        --             (17,512,460)
          Warehouse credit
            facilities...............      (16,203,196)      (2,644,155)
          Working capital facility...       (5,000,000)       --
          Acquisition term
            facility.................       (9,177,516)      (6,027,972)
                                       ---------------  ---------------
               Net cash provided by
                 financing
                 activities..........        6,509,268       14,230,348
                                       ---------------  ---------------
Increase (Decrease) in Cash and
  Short-Term Investments.............        8,668,548          382,386
Cash and Short-Term Investments at
  Beginning of Period................        4,028,236        2,108,865
                                       ---------------  ---------------
Cash and Short-Term Investments at
  End of Period......................  $    12,696,784  $     2,491,251
                                       ===============  ===============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................  $     3,686,941  $     4,889,932
          Income taxes...............           86,082          478,552

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999 AND 2000

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its direct and indirect subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of July 31, 2000, approximately 28 percent of Receivables Held for Investment had been originated in Texas. The Company currently operates in 26 states.

     On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain Trust Certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a Managed Receivables Portfolio of $296.3 million.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of July 31, 2000, and the results of its operations for the three months ended July 31, 1999 and 2000, and its cash flows for the three months ended July 31, 1999 and 2000.

     The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K filed July 21, 2000.

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

     RECLASSIFICATIONS. Certain reclassifications have been made to the fiscal 2000 amounts to conform with the fiscal 2001 presentation.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,        JULY 31,
                                            2000             2000
                                       ---------------  ---------------
Receivables..........................  $   231,696,539  $   248,191,637
Unamortized premium and deferred
  fees...............................        6,392,243        6,522,567
Allowance for credit losses..........       (2,133,994)      (2,285,388)
                                       ---------------  ---------------
     Net receivables.................  $   235,954,788  $   252,428,816
                                       ===============  ===============

     Activity in the allowance for credit losses was as follows:

                                             FOR THE THREE MONTHS
                                                ENDED JULY 31,
                                       --------------------------------
                                            1999             2000
                                       ---------------  ---------------
Balance, beginning of period.........  $     1,529,651  $     2,133,994
Provision for credit losses..........        1,156,174        1,979,650
Charge-offs, net of recoveries.......         (913,761)      (1,828,256)
                                       ---------------  ---------------
Balance, end of period...............  $     1,772,064  $     2,285,388
                                       ===============  ===============

4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2000 and July 31, 2000:

                                             APRIL 30,        JULY 31,
                                               2000             2000
                                          ---------------  ---------------
Contractual payments receivable from
  Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net of excess cash
  flows to be sold......................  $    31,198,093  $    24,686,467
Nonaccretable difference................       (5,387,268)      (3,037,945)
Accretable yield........................       (3,922,371)      (3,284,493)
                                          ---------------  ---------------
Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net...................  $    21,888,454  $    18,364,029
                                          ===============  ===============

     The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

                                           NONACCRETABLE      ACCRETABLE
                                            DIFFERENCE           YIELD
                                           -------------      -----------
Balance at April 30, 2000...............    $ 5,387,268       $ 3,922,371
     Accretion..........................        --               (837,205)
     Eliminations.......................     (2,149,996)          --
     Reclassifications..................       (199,327)          199,327
                                           -------------      -----------
Balance at July 31, 2000................    $ 3,037,945       $ 3,284,493
                                           =============      ===========

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended July 31, 2000. The increase in accretable yield includes a reclassification from nonaccretable difference for cash flows expected to be collected in excess of those previously expected.

5.  DEBT

     The Company finances the acquisition of its receivables portfolio through three warehouse credit facilities. The Company's credit facilities provide for one year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000, the Company issued $168 million in asset-backed notes ("Term Notes") secured by a pool of receivables. Proceeds from the note issuance were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes.

     FIRC CREDIT FACILITY. Borrowings under the FIRC credit facility were $59,540,000 and $56,000,000 at April 30, 2000 and July 31, 2000, respectively, and had weighted average interest rates, including the effect of facility fees and hedge instruments, as applicable, of 6.21 percent and 7.20 percent as of such dates. The current term of the FIRC credit facility expires on September 30, 2000. The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIARC COMMERCIAL PAPER FACILITY. At April 30, 2000 and July 31, 2000, the Company had borrowings of $18,004,889 and $34,713,840, respectively, outstanding under the commercial paper facility at weighted average interest rates, including the effect of program fees, dealer fees and hedge instruments, as applicable, of 7.33 percent and 7.39 percent, respectively. The current term of the FIARC commercial paper facility expires on October 14, 2000. If the facility was not extended, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIACC COMMERCIAL PAPER FACILITY. At July 31, 2000, borrowings were $24,601,829 under the FIACC commercial paper facility, and had a weighted average interest rate of 7.26 percent, including the effects of program fees and hedge instruments. There were no outstanding borrowings at April 30, 2000. The current term of the FIACC commercial paper facility expires on December 31, 2000. If the facility was not extended, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration.

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

FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. As of April 30, 2000 and July 31, 2000, the outstanding principal balance on the Notes was $151,104,279 and $133,591,819, respectively and had weighted average interest rates, including the effect of surety bond fees and hedge instruments, as applicable, of 6.99 percent and 7.48 percent, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Note holders. Additional credit support is provided by the cash reserve account, which equals 2% of the original balance of the receivables pool and a 4% over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.

     ACQUISITION FACILITY. On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (FIFS Acquisition), entered into a $75 million non-recourse bridge financing facility with Variable Funding Capital Corporation ("VFCC"), an affiliate of First
Union National Bank, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35 percent and expired on August 14, 2000. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness.

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner owning 70 percent of the partnership assets and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner owning 30 percent of the partnership assets (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes will bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and will amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment as of the previous month end. The Class B Notes will bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and will amortize on a monthly basis by an amount which will vary based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. Once the Class B Notes have been paid in full,

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, will be distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. The amount of the partners' cash flow will vary depending on the timing and amount of the residual cash flows. Subsequent to the closing of this financing, the Company will account for First Union's limited partnership interest in the Partnership as a minority interest.

     WORKING CAPITAL FACILITY. The Company also maintains a $13.5 million working capital line of credit with Bank of America and First Union National Bank that is utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December, 1999. At April 30, 2000 and July 31, 2000, there was $13,300,000 outstanding under this facility. The current expiration of the facility is September 30, 2000. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. The Company is currently in discussions with its lenders regarding the renewal and extension of this facility. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

     The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company's interest rate was fixed at 5.565% on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505% and receives a fixed rate of 7.174% from the counterparty. The initial notional amount of the swap was $167,969,000 which amortizes in accordance with the expected amortization of the Notes. Final maturity of the swap is August 15, 2002.

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 30, 2002, while Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortized based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commerical paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $486,500 to the Company which will be recognized over the life of the Class A Notes as an offset to Class A Note interest expense. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

6.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended July 31, 1999 and 2000, are as follows:

                                            FOR THE THREE MONTHS
                                               ENDED JULY 31,
                                          ------------------------
                                             1999         2000
                                          -----------  -----------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share.......    5,566,669    5,566,669
  Effect of dilutive stock options......      --                55
                                          -----------  -----------
  Weighted average shares outstanding
     for diluted earnings per share.....    5,566,669    5,566,724
                                          ===========  ===========

     For the three months ended July 31, 1999 and 2000, the Company had 138,000 and 136,945, respectively, of stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

7.  SERVICING

     From its inception until July 1999, the Company was a party to a servicing agreement with General Electric Capital Corporation ("GECC") under which GECC performed certain loan servicing and collection activities with respect to the Company's portfolio of Receivables Held for Investment. Servicing fees were paid monthly to GECC based on the number of receivables being serviced during the period plus certain reimbursable expenses including legal and third party recovery costs. Due from servicer primarily represents unremitted principal and interest payments and proceeds from the sale of repossessed collateral. In July 1999, the Company elected to terminate the servicing agreement with GECC in connection with the transfer of the servicing and collection activities on the receivables to the Company's internal servicing and collection platform.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended July 31, 2000 was $494,598, a decrease of 30% from that reported for the comparable period in the preceding year of $702,416. Earnings per common share were $0.09 for the three months ended July 31, 2000, compared to $0.13 per common share for the prior year period.

NET INTEREST INCOME

     The continued profitability of the Company during this period has been achieved by the growth of the Receivables Held for Investment, income from servicing activities and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                          AS OF OR FOR THE
                                         THREE MONTHS ENDED
                                              JULY 31,
                                       ----------------------
                                          1999        2000
                                       ----------  ----------
Receivables Held for Investment:
     Number..........................      17,267      20,322
     Principal balance...............  $  200,314  $  248,192
     Average principal balance of
       receivables outstanding during
       the three-month period........     188,669     240,183
Receivables Acquired for Investment:
     Number..........................       4,459       3,089
     Principal balance...............  $   43,101  $   24,228
Securitized Receivables(1):
     Number..........................       5,801       3,769
     Principal balance...............  $   48,402  $   23,904
Total Managed Receivables Portfolio:
     Number..........................      27,527      27,180
     Principal balance...............  $  291,817  $  296,324

------------

(1) Represents receivables previously owned by FISC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables.

                                        THREE MONTHS ENDED
                                             JULY 31,
                                       --------------------
                                         1999       2000
                                       ---------  ---------
Interest income(1):
     Receivables Held for
       Investment....................  $   7,637  $   9,749
     Receivables Acquired for
       Investment and Investment in
       Trust Certificates............      1,972      1,240
                                       ---------  ---------
                                           9,609     10,989
Interest expense:
     Receivables Held for
       Investment(2).................      2,926      4,746
     Receivables Acquired for
       Investment and Investment in
       Trust Certificates............        954        345
                                       ---------  ---------
                                           3,880      5,091
                                       ---------  ---------
          Net interest income........  $   5,729  $   5,898
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

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

                                        THREE MONTHS ENDED
                                             JULY 31,
                                       --------------------
                                         1999       2000
                                       ---------  ---------
Receivables Held for Investment:
     Effective yield on Receivables
       Held for Investment(1)........       16.2%      16.2%
     Average cost of debt(2).........        6.3        7.9
                                       ---------  ---------
     Net interest spread(3)..........        9.9%       8.3%
                                       =========  =========
     Net interest margin(4)..........       10.0%       8.4%
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

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months ended July 31, 2000 to $5.9 million from $5.7 million for the comparable period in the preceding year. Net interest income in 2000 represents an increase of 3% from the same period in 1999.

     Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                                     THREE MONTHS ENDED
                                                    JULY 31, 1999 TO 2000
                                             ----------------------------------
                                              INCREASE (DECREASE)
                                                     DUE TO
                                                   CHANGE IN
                                             ---------------------
                                              AVERAGE
                                             PRINCIPAL    AVERAGE     TOTAL NET
                                               AMOUNT      RATE       INCREASE
                                             ---------   ---------    ---------
Receivables Held for Investment:
     Interest income .....................   $   2,085   $      27    $   2,112
     Interest expense ....................         877         943        1,820
                                             ---------   ---------    ---------
     Net interest income .................   $   1,208   $    (916)   $     292
                                             =========   =========    =========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 AND 1999 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for the 2000 period increased to $10,989 compared with $9,609 for the comparable period in 1999. Interest income on Receivables Held for Investment increased 28% for the three-month period. This is due to an increase in the average principal balance of Receivables Held for Investment of 27% from the 1999 comparable period. Interest income on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 37% for the comparable three-month period. The quarterly decrease is attributable to a reduction in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates.

     INTEREST EXPENSE. Interest expense in 2000 increased for the three-month period to $5,091 as compared to $3,880 in 1999. Interest expense on Receivables Held for Investment increased 62% for the three-month period. This is due to an increase of 30% in the weighted average borrowings outstanding under the Term Notes and warehouse credit facilities and a 1.6% increase in the average cost of borrowings. Interest expense on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 64% for the comparable three-month period. The decrease is attributable to a reduction in the weighted average borrowings under the acquisition term facility.

     NET INTEREST INCOME. Net interest income increased to $5,898, an increase of 3%. The increase resulted primarily from the growth in Receivables Held for Investment offset by the reduction in the contributions to interest income from the Receivables Acquired for Investment and Trust Certificates and an increase in the average cost of borrowings.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2000 increased to $1,980 as compared to $1,156 in 1999. The increase was the result of the growth of the Company's Receivables Held for Investment portfolio and the related increase in net charge-offs.

     SERVICING INCOME. Represents servicing income received on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3% on the outstanding balance of the principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer. During the three-month period, servicing income was $204 compared to $404 for the same period in 1999. Servicing income continues to decrease as the principal balance outstanding on the securitizations declines.

     LATE FEES AND OTHER INCOME. Late fees and other income increased to $640 in 2000 from $507 in 1999 which primarily represents late fees collected from customers on past due accounts, collections on certain FISC assets which had previously been charged-off by the Company and interest income earned on short-term marketable securities and money market instruments.

     SERVICING FEE EXPENSES. Servicing fees consist primarily of fees paid by the Company to General Electric Credit Corporation ("GECC") with which the Company had a servicing relationship on its Receivables Held for Investment. Effective July 6, 1999, the Company began servicing its portfolio in-house and terminated the General Electric arrangement. Thus, beginning in July 1999, the Company incurred no third party servicing expenses.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs increased to $2,393 in 2000 from $2,195 in 1999. The increase is a result of expansion of the Company's operation as a result of an increase in its receivables portfolio, expansion of its geographic territory and an increase in staffing levels as a result of the acquisition of FISC.

     OTHER INTEREST EXPENSE. Other interest expense in 2000 increased to $331 for the three-month period as compared to $227 in 1999. The increase was primarily due to an increase in the three-month average borrowings outstanding under the working capital facility of $7,666,667 in 1999 to $13,300,000 in 2000 and to an increase of 1.7% in the average interest rate on this facility.

     OTHER EXPENSES. Other expenses decreased to $1,259 in 2000 from $1,523 in 1999. The decrease is a result of management's implementation of tighter expense controls and the leveraging of operating expenses as duplicative costs were eliminated when the GECC servicing agreement was terminated.

     INCOME BEFORE PROVISION FOR INCOME TAXES. During 2000, income before provision for income taxes decreased to $779 or 30% from the comparable period in 1999. This change was a result of the decrease in net interest income after provision for credit losses of $655 offset by a decrease in operating expenses of $395.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $39.0 million for receivables acquired for the three months ended July 31, 2000 compared to $37.2 million paid in the comparable 1999 period.

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

     The Company utilized a $135 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by Bank of America as an additional source of warehouse financing for Receivables Held for Investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancements for the $135 million facility are provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. At April 30, 2000 and July 31, 2000, the Company had borrowings of $18,004,889 and $34,713,840, respectively, outstanding under the FIARC commercial paper facility.

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

     The current term of the FIRC credit facility expires on September 30, 2000, at which time the outstanding balance will be payable in full, subject to certain notification provisions allowing the Company a period of six months in order to endeavor to refinance the facility in the event of termination. The term of the facility has been extended on ten occasions since its inception in October 1992. The FIARC commercial paper facility was provided for a term of one year and has been extended to October 14, 2000. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Borrowings under the FIRC credit facility were $59,540,000 and $56,000,000 at April 30, 2000 and July 31, 2000, respectively.

     The Company also maintains a $25 million commercial paper conduit financing through Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Capital Corporation ("FIACC") to fund the acquisition of additional receivables generated by the Company once capacity is reached in the FIRC credit facility.

     FIACC acquires receivables from the Company and may borrow up to 88% of the face amount of receivables which are pledged as collateral for the commercial paper borrowings. In addition, a cash reserve equal to 2% of the outstanding borrowings under the FIACC commercial paper facility must be maintained in a reserve account for the benefit of the creditors.

     The current term of the FIACC commercial paper facility expires on December 31, 2000. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. At July 31, 2000, borrowings were $24,601,829 under the FIACC commercial paper facility. There were no outstanding borrowings at April 30, 2000.

     In addition to the $225 million in currently available debt facilities utilized to fund the acquisition of new receivables, the Company also maintains a $13.5 million working capital facility to be used for working capital and general corporate purposes. The working capital facility expires on September 30, 2000. If the lenders elect not to renew, any outstandings will be amortized over a one year period. There was $13,300,000 outstanding under this facility at April 30, 2000 and July 31, 2000.

     The Company is currently in discussions with its lenders regarding the renewal and extension of the warehouse credit facilities and the working capital facility. Management considers its relationship with the lenders under these facilities to be satisfactory and has no reason to believe that these facilities will not be renewed. If these facilities were not renewed however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company.

     On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174% asset-backed notes ("Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641 which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the Note holders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2% of the original balance of the receivables pool and a 4% over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool. As of April 30, 2000 and July 31, 2000, the outstanding principal balance on the Notes was $151,104,279 and $133,591,819, respectively.

     On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC ("FIFS Acquisition"), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35%. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3% on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness. The bridge facility expired on August 14, 2000.

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner owning 70 percent of the partnership assets and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner owning 30 percent of the partnership assets (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes will bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and will amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment as of the previous month end. The Class B Notes will bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and will amortize on a monthly basis by an amount which will vary based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. Once the Class B Notes have been paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, will be distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. The amount of the partners' cash flow will vary depending on the timing and amount of the residual cash flows. Subsequent to the closing of this financing, the Company will account for First Union's limited partnership interest in the Partnership as a minority interest.

     Substantially all of the Company's receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company's lenders and the Noteholders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

     The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolio. The Company received such payments in the amount of $31.2 million and $23.6 million for the three months ended July 31, 2000 and 1999, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodial fees. During the three months ended, the Company required net cash flow of $17.5 million in 2000 and $21.4 million in 1999 (cash required to acquire Receivables Held for Investment net of principal payments on receivables) to fund the growth of its receivables portfolio.

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

     The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company's interest rate was fixed at 5.565% on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505% and receives a fixed rate of 7.174% from the counterparty. The initial notional amount of the swap was $167,969,000 which amortizes in accordance with the expected amortization of the Notes. Final maturity of the swap is August 15, 2002.

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81%; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate is fixed at 5.50%. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 20, 2002 while Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81% on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6% on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $486,500 to the Company which will be recognized over the life of the Class A Notes as an offset to Class A Note interest expense. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,285,388 as of July 31, 2000 and $2,133,994 as of April 30, 2000 as a
percentage of the Receivables Held for Investment of $248,191,637 as of July 31, 2000 and $231,696,539 as of April 30, 2000 was .9% at July 31, 2000 and April
30, 2000.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of July 31, 2000 and April 30, 2000, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 12.3% and 17.3%, respectively. The decrease is related to several factors; actual portfolio losses have been less than originally anticipated, the seasoning of the portfolio and the amount of loan prepayments have been larger than initially expected. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $1,979,650 and $1,156,174 have been recorded for the three months ended July 31, 2000, and July 31, 1999, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                         AS OF OR FOR THE THREE MONTHS ENDED JULY 31,
                                        ----------------------------------------------
                                                1999                      2000
                                        --------------------      --------------------
                                         NUMBER                    NUMBER
                                        OF LOANS      AMOUNT      OF LOANS      AMOUNT
                                        --------      ------      --------      ------
Receivables Held for Investment:
Delinquent amount outstanding:
     30 - 59 days....................      745        $8,387         364        $4,457
     60 - 89 days....................       97         1,011          87         1,096
     90 days or more.................       12           111         137         1,640
                                           ---        ------         ---        ------
Total delinquencies..................      854        $9,509         588        $7,193
                                           ===        ======         ===        ======
Total delinquencies as a percentage
  of outstanding receivables.........      5.0%          4.8%        2.9%          2.9%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period(1)...............                    1.9%                      3.0%

------------

(1) The percentages have been annualized and are not necessarily indicative of the results for a full year.

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 8.3% and 8.7% as of July 31, 2000 and April 30, 2000, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk discussion and the estimated amounts generated from the analysis that follows are foward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially due to changes in the Company's product and debt mix, developments in the financial markets, and further utilization by the Company of risk-mitigating strategies such as hedging.

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

     The Company relies almost exclusively on revolving credit facilities to fund its origination of receivables. Periodically, the Company will transfer receivables from a revolving to a term credit facility. Currently, all of the Company's credit facilities in combination with various swaps bear interest at floating rates tied to either a commercial paper index or LIBOR.

     As of July 31, 2000, the Company had $262.2 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $1.7 million, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

                                            First Investors Financial Services Group, Inc.
                                                             (Registrant)

Date:  September 14, 2000                             By: /s/TOMMY A. MOORE, JR.
                                                         Tommy A. Moore, Jr.
                                                President and Chief Executive Officer

Date:  September 14, 2000                               By: /s/BENNIE H. DUCK
                                                            Bennie H. Duck
                                           Secretary, Treasurer and Chief Financial Officer