Form 10-Q
period 2000-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2000-12-15
CIK 948034

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO _____.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                                   SHARES
                                                               OUTSTANDING AT
                    CLASS                                    NOVEMBER 30, 2000
                    -----                                    -----------------
         COMMON STOCK-$.001 PAR VALUE                            5,566,669

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                OCTOBER 31, 2000

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I     FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS AS OF
                     APRIL 30, 2000 AND OCTOBER 31, 2000..        3

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS AND SIX MONTHS
                     ENDED OCTOBER 31, 1999 AND 2000......        4

                     CONSOLIDATED STATEMENT OF
                     SHAREHOLDERS' EQUITY FOR THE SIX
                     MONTHS ENDED OCTOBER 31, 2000........        5

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED
                     OCTOBER 31, 1999 AND 2000............        6

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS...........................       15

           ITEM 3.   QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK........       24

PART II    OTHER INFORMATION

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....       26

           SIGNATURES.....................................       27

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 2000 AND OCTOBER 31, 2000

                                          APRIL 30,        OCTOBER 31,
                                             2000              2000
                                         ------------      ------------
                                          (AUDITED)        (UNAUDITED)
               ASSETS
               ------
Receivables Held for Investment, net. $235,954,788 $256,446,833 Receivables Acquired for Investment,
  net................................      21,888,454        24,886,471
Investment in Trust Certificates.....       5,848,688         3,287,052
Cash and Short-Term Investments,
  including restricted cash of
  $23,411,293 and $26,352,105........      25,520,158        27,536,160
Accrued Interest.....................       3,313,630         3,749,491
Assets Held for Sale.................       1,007,256         1,118,379
Other Assets:
     Funds held under reinsurance
       agreement.....................       3,842,641         3,668,219
     Deferred financing costs and
       other assets, net of
       accumulated amortization and
       depreciation of $3,133,823 and
       $4,095,537....................       5,818,338         6,040,172
     Current income taxes receivable,
       net...........................         --                 39,915
     Deferred income taxes
       receivable, net...............          64,875           --
                                         ------------      ------------
          Total assets...............    $303,258,828      $326,772,692
                                         ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
     Term Notes......................    $151,104,279      $116,226,377
     Acquisition term facility.......      26,211,787        15,765,448
     Warehouse credit facilities.....      77,544,889       143,519,128
     Working capital facility........      13,300,000        13,300,000
Other Liabilities:
     Accounts payable and accrued
       liabilities...................       4,444,984         3,799,894
     Current income taxes payable....         527,042           --
     Deferred income taxes payable...         --                 48,181
                                         ------------      ------------
          Total liabilities..........     273,132,981       292,659,028
                                         ------------      ------------

Commitments and Contingencies
Minority Interest....................         --              2,988,257
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669 issued
       and outstanding...............           5,567             5,567
     Additional paid-in capital......      18,464,918        18,464,918
     Retained earnings...............      11,655,362        12,654,922
                                         ------------      ------------
          Total shareholders'
           equity....................      30,125,847        31,125,407
                                         ------------      ------------
          Total liabilities and
           shareholders' equity......    $303,258,828      $326,772,692
                                         ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1999 AND 2000
                                  (UNAUDITED)

                                          FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                            ENDED OCTOBER 31,           ENDED OCTOBER 31,
                                        -------------------------   -------------------------
                                           1999          2000          1999          2000
                                        -----------   -----------   -----------   -----------
Interest Income......................   $10,063,124   $11,601,863   $19,672,457   $22,591,054
Interest Expense.....................     3,984,995     5,079,741     7,864,683    10,170,739
                                        -----------   -----------   -----------   -----------
          Net interest income........     6,078,129     6,522,122    11,807,774    12,420,315
Provision for Credit Losses..........     1,912,398     2,328,800     3,068,572     4,308,450
                                        -----------   -----------   -----------   -----------
Net Interest Income After Provision
  for Credit Losses..................     4,165,731     4,193,322     8,739,202     8,111,865
                                        -----------   -----------   -----------   -----------
Other Income:
     Servicing.......................       346,021       143,016       750,022       346,844
     Late fees and other.............       764,830       819,158     1,272,171     1,459,393
                                        -----------   -----------   -----------   -----------
          Total other income.........     1,110,851       962,174     2,022,193     1,806,237
Operating Expenses:
     Servicing fees..................       --            --            434,572       --
     Salaries and benefits...........     2,502,347     2,322,243     4,696,925     4,715,591
     Other interest expense..........       243,205       346,976       470,037       678,363
     Other...........................     1,309,909     1,350,325     2,832,573     2,609,302
                                        -----------   -----------   -----------   -----------
          Total operating expenses...     4,055,461     4,019,544     8,434,107     8,003,256
                                        -----------   -----------   -----------   -----------
Income Before Provision for Income
  Taxes and Minority Interest........     1,221,121     1,135,952     2,327,288     1,914,846
                                        -----------   -----------   -----------   -----------
Provision (Benefit) for Income Taxes:
     Current.........................       979,475       178,678     1,655,344       585,863
     Deferred........................      (533,766)      235,944      (805,884)      113,056
                                        -----------   -----------   -----------   -----------
          Total provision for income
            taxes....................       445,709       414,622       849,460       698,919
Minority Interest....................       --            216,367       --            216,367
                                        -----------   -----------   -----------   -----------
Net Income...........................   $   775,412   $   504,963   $ 1,477,828   $   999,560
                                        ===========   ===========   ===========   ===========
Basic and Diluted Net Income per
  Common Share.......................         $0.14         $0.09         $0.27         $0.18
                                        ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED OCTOBER 31, 2000
                                  (UNAUDITED)

                                                     ADDITIONAL
                                        COMMON         PAID-IN         RETAINED
                                         STOCK         CAPITAL         EARNINGS           TOTAL
                                        -------      -----------      -----------      -----------
Balance, April 30, 2000..............   $5,567       $18,464,918      $11,655,362      $30,125,847
     Net income......................     --             --               999,560          999,560
                                        ------       -----------      -----------      -----------
Balance, October 31, 2000............   $5,567       $18,464,918      $12,654,922      $31,125,407
                                        ======       ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 AND 2000
                                  (UNAUDITED)

                                             1999               2000
                                         ------------       ------------
Cash Flows From Operating Activities:
     Net income......................    $  1,477,828       $    999,560
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....       2,124,287          2,913,458
          Provision for credit
            losses...................       3,068,572          4,308,450
          Charge-offs, net of
            recoveries...............      (2,653,139)        (4,117,504)
          Minority Interest..........         --                 216,367
     (Increase) decrease in:
          Accrued interest receivable        (848,642)          (435,861)
          Restricted cash............     (15,088,015)        (2,940,812)
          Deferred financing costs
            and other assets.........        (789,711)        (1,275,412)
          Funds held under
            reinsurance agreement....         289,628            174,422
          Due from servicer..........      14,065,957            --
          Deferred income taxes
            receivable, net..........        (805,884)            64,875
          Current income taxes
            receivable, net..........         --                 (39,915)
     Increase (decrease) in:
          Accounts payable and
            accrued liabilities......      (1,976,289)          (645,090)
          Current income taxes
            payable..................         793,204           (527,042)
          Deferred income taxes
            payable..................         --                  48,181
                                         ------------       ------------
               Net cash used in
                 operating
                 activities..........        (342,204)        (1,256,323)
                                         ------------       ------------
Cash Flows From Investing Activities:
     Purchase of Receivables Held for
       Investment....................     (71,407,840)       (70,231,827)
     Purchase of Receivables Acquired
       for Investment................         --              (8,110,849)
     Principal payments from
       Receivables Held for
       Investment....................      39,556,953         47,916,958
     Principal payments from
       Receivables Acquired for
       Investment....................      10,862,174          5,112,832
     Principal payments from Trust
       Certificates..................       3,146,780          2,561,636
     Purchase of furniture and
       equipment.....................         (13,678)          (339,125)
                                         ------------       ------------
               Net cash used in
                 investing
                 activities..........     (17,855,611)       (23,090,375)
                                         ------------       ------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Warehouse credit
            facilities...............      61,685,546         70,816,190
          Working capital facility...      11,565,000            --
     Principal payments made on --
          Term Notes.................         --             (34,877,902)
          Warehouse credit
            facilities...............     (35,335,474)        (4,841,951)
          Working capital facility...      (6,300,000)           --
          Acquisition term
            facility.................     (16,206,878)       (10,446,339)
     Minority Interest upon formation
       of partnership................         --               2,771,890
                                         ------------       ------------
               Net cash provided by
                 financing
                 activities..........      15,408,194         23,421,888
                                         ------------       ------------
Decrease in Cash and Short-Term
  Investments........................      (2,789,621)          (924,810)
Cash and Short-Term Investments at
  Beginning of Period................       4,028,236          2,108,865
                                         ------------       ------------
Cash and Short-Term Investments at
  End of Period......................    $  1,238,615       $  1,184,055
                                         ============       ============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................    $  7,575,878       $  9,367,365
          Income taxes...............         862,140          1,028,452

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1999 AND 2000

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its wholly and majority owned subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of October 31, 2000, approximately 25 percent of Receivables Held for Investment had been originated in Texas. The Company currently operates in 26 states.

     On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain Trust Certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a Managed Receivables Portfolio of $291.2 million as of October 31, 2000.

     On August 8, 2000, the Company entered into a partnership agreement whereby a subsidiary of the Company is the general partner owning 70 percent of the partnership assets and First Union Investors, Inc. serves as the limited partner and owns 30 percent of the partnership assets (the "Partnership"). The Partnership consists primarily of (i) a portfolio of loans previously owned by FISC, (ii) ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of October 31, 2000, and the results of its operations for the three months and six months ended October 31, 1999 and 2000, and its cash flows for the six months ended October 31, 1999 and 2000.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     DERIVATIVES. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133." The Company will adopt SFAS No. 133 concurrently with SFAS No. 138 effective for its fiscal year beginning May 1, 2001. Currently, the Company anticipates to designate the interest rate swaps and caps as cash flow hedges and will be required to mark-to-market its hedging positions at the end of each period when the implementation of SFAS No. 133 and 138 take effect. Changes in the fair value of the Company's open hedging positions resulting from the mark-to-market process will represent unrealized gains and losses. Such unrealized gains and losses may change based on prevailing interest rates at each subsequent balance sheet date. Such changes will be reflected as an increase or reduction in stockholders' equity through other comprehensive income. In addition, the Company will be required to measure the effectiveness of its hedging positions periodically, any ineffectiveness in the hedging positions will be recorded through net income. In general, SFAS No. 133 and 138 will result in material fluctuations in other comprehensive income, net income and stockholder's equity in periods of interest rate volatility.

     RECLASSIFICATIONS. Certain reclassifications have been made to the fiscal 2000 amounts to conform with the fiscal 2001 presentation.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,         OCTOBER 31,
                                             2000               2000
                                         ------------       ------------
Receivables..........................    $231,696,539       $252,114,772
Unamortized premium and deferred
  fees...............................       6,392,243          6,657,001
Allowance for credit losses..........      (2,133,994)        (2,324,940)
                                         ------------       ------------
     Net receivables.................    $235,954,788       $256,446,833
                                         ============       ============

     Activity in the allowance for credit losses was as follows:

                                               FOR THE SIX MONTHS
                                                ENDED OCTOBER 31,
                                         -------------------------------
                                             1999               2000
                                         ------------       ------------
Balance, beginning of period.........    $  1,529,651       $  2,133,994
Provision for credit losses..........       3,068,572          4,308,450
Charge-offs, net of recoveries.......      (2,653,139)        (4,117,504)
                                         ------------       ------------
Balance, end of period...............    $  1,945,084       $  2,324,940
                                         ============       ============

4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2000 and October 31, 2000. The fiscal year 2000 contract payments receivable was net of an estimate of future cash flows that were to be sold to the limited partner. For October 31, 2000, the contract payments

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

receivable does not net estimated future cash flows payable to others and instead such amounts are included as minority interest.

                                             APRIL 30,      OCTOBER 31,
                                                2000            2000
                                            ------------    ------------
Contractual payments receivable from
  Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality........................    $ 31,198,093    $ 32,346,105
Nonaccretable difference................      (5,387,268)     (2,945,689)
Accretable yield........................      (3,922,371)     (4,513,945)
                                            ------------    ------------
Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net...................    $ 21,888,454    $ 24,886,471
                                            ============    ============

     The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

                                            NONACCRETABLE       ACCRETABLE
                                             DIFFERENCE            YIELD
                                            -------------       -----------
Balance at April 30, 2000...............     $ 5,387,268        $ 3,922,371
     Additions..........................       1,216,732            671,297
     Accretion..........................         --              (1,679,632)
     Eliminations.......................      (3,486,163)           --
     Consolidation of partnership.......         --               1,427,761
     Reclassifications..................        (172,148)           172,148
                                             -----------        -----------
Balance at October 31, 2000.............     $ 2,945,689        $ 4,513,945
                                             ===========        ===========

     Additions to accretable yield and nonaccretable difference relate to the repurchase of ALAC Automobile Receivables Owner Trust 1997-1. See Note 5 -- FIACC Commercial Paper Facility.

     Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended October 31, 2000. The increase in accretable yield includes a reclassification from nonaccretable difference for cash flows expected to be collected in excess of those previously expected. Accretable yield also increased due to the creation of the Partnership on August 8, 2000 to share in the income from Receivables Acquired for Investment. Partnership income accrues through accretable yield and the limited partner's portion is accounted for as a minority interest. See
Note 5 -- Acquisition Facility.

5.  DEBT

     The Company finances the acquisition of its receivables portfolio through various warehouse credit facilities. The Company's credit facilities provide for one year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000, the Company issued $168 million in asset-backed notes ("Term Notes") secured by a pool of receivables. Proceeds from the note issuance were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes.

     FIRC CREDIT FACILITY. Borrowings under the FIRC credit facility were $59,540,000 and $58,590,000 at April 30, 2000 and October 31, 2000,
respectively, and had weighted average interest rates, including the effect of facility fees and hedge instruments, as applicable, of 6.21

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

percent and 7.17 percent as of such dates. The current term of the FIRC credit facility expires on November 14, 2001. This maturity date reflects a renewal of the facility effective November 15, 2000. Under the terms of the renewal, the maximum facility limit will be reduced from $65 million to $50 million effective December 31, 2000 to coincide with the increase in the FIARC commercial paper facility. Further, under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond November 14, 2001, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. No other material changes were made to the existing terms and conditions of the facility in connection with the renewal.

     FIARC COMMERCIAL PAPER FACILITY. At April 30, 2000 and October 31, 2000, the Company had borrowings of $18,004,889 and $78,911,803, respectively, outstanding under the commercial paper facility at weighted average interest rates, including the effect of program fees, dealer fees and hedge instruments, as applicable, of 7.33 percent and 7.29 percent, respectively. The current term of the FIARC commercial paper facility expires on November 28, 2001. This maturity date reflects a renewal of the facility effective November 29, 2000. Pursuant to this renewal, the maximum facility amount was increased from $135 million to $150 million and the overcollateralization which serves as the primary credit enhancement for the facility was reduced from 10 percent to 6 percent allowing the Company to now borrow up to 94 percent against the receivables pledged as collateral for the FIARC commercial paper facility. No other material changes were made to the terms and conditions of the facility in connection with the renewal. If the facility was not extended beyond the maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility.

     FIACC COMMERCIAL PAPER FACILITY. At October 31, 2000, borrowings were $6,017,325 under the FIACC commercial paper facility, and had a weighted average interest rate of 7.64 percent, including the effects of program fees and hedge instruments. There were no outstanding borrowings at April 30, 2000. The current term of the FIACC commercial paper facility expires on December 31, 2000. If the facility was not extended, no new receivables could be transferred to FIACC and the receivables pledged as collateral would be allowed to amortize. The Company presently intends to seek an extension of this arrangement prior to its expiration.

     On September 15, 2000, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1997-1. Accordingly, the Company acquired $8,110,849 in outstanding receivables from the trust and borrowed $6,408,150 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,874,689 in senior notes and redeem $1,033,456 of the trust certificates. The receivables purchased were used as collateral to secure the FIACC borrowing with any residual cash flows generated by the receivables pledged to the Partnership. As a result of utilizing FIACC to fund the repurchase of the ALAC securitization, the Company has elected to utilize the FIACC commercial paper facility solely as the financing source for this repurchase and does not expect to utilize the facility to finance Receivables Held for Investment.

     TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. As of April 30, 2000 and October 31, 2000, the outstanding principal balance on the Notes was $151,104,279 and $116,226,377, respectively and had weighted average interest rates, including the effect of surety bond fees and hedge instruments, as applicable, of 6.99 percent and 7.84 percent, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

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

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Held for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

received on the Trust Certificates. The outstanding balance of the Class A Notes was $15,765,448 as of October 31, 2000. There were no Class B Notes outstanding as of October 31, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

     WORKING CAPITAL FACILITY. The Company also maintains a $13.5 million working capital line of credit with Bank of America and First Union National Bank that is utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December, 1999. At April 30, 2000 and October 31, 2000, there was $13,300,000 outstanding under this facility. The current expiration of the facility is December 22, 2000. If the lender elected not to renew, any outstanding borrowings would be amortized over a one-year period. The Company is currently in final negotiations and documentation with its lenders regarding the renewal and extension of this facility. Under the contemplated terms of the renewal, the revolving facility would be converted to a term loan facility and the Company would begin to amortize the outstanding principal balance in accordance with a negotiated repayment schedule. The facility would be secured by all assets of the Company other than receivables pledged to secure the warehouse credit facilities or the Term Notes. Management considers its relationship with the lenders under this facility to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility was not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

     The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company's interest rate was fixed at 5.565 percent on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505 percent and receives a fixed rate of 7.174 percent from the counterparty. The initial notional amount of the swap was $167,969,000 which amortizes in accordance with the expected amortization of the Notes. Final maturity of the swap is August 15, 2002.

     On September 27, 2000, the Company elected to terminate the floating swap at no material gain or loss and enter into a new swap under which the Company would pay a fixed rate of 6.30 percent on a notional amount of $100 million. The initial expiration of the swap is April 15, 2001 though the counterparty has the option to extend the swap for an additional three years, expiring April 15, 2004 at a rate of 6.42 percent.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the repurchase of the ALAC 97-1 Securitization and the financing of that repurchase through the FIACC subsidiary on September 15, 2000, FIACC entered into an interest rate swap agreement with First Union under which FIACC pays a fixed rate of 6.76 percent as compared to the one month commercial paper index rate. The initial notional amount of the swap is $6,408,150 which amortizes monthly in accordance with the expected amortization of the FIACC borrowings. The final maturity of the swap is December 15, 2001.

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 20, 2002, while Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortized based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and six months ended
October 31, 1999 and 2000, are as follows:

                                              FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                               ENDED OCTOBER 31,              ENDED OCTOBER 31,
                                            ------------------------       ------------------------
                                              1999           2000            1999           2000
                                            ---------      ---------       ---------      ---------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share.......    5,566,669      5,566,669       5,566,669      5,566,669
  Effect of dilutive stock options......       --             --              --                 28
                                            ---------      ---------       ---------      ---------
  Weighted average shares outstanding
     for diluted earnings per share.....    5,566,669      5,566,669       5,566,669      5,566,697
                                            =========      =========       =========      =========

     For the three months ended October 31, 1999 and 2000 and the six months ended October 31, 1999 and 2000, the Company had 135,500; 293,600; 135,500 and
293,572, respectively, of stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended October 31, 2000 was $504,963, a decrease of 35% from that reported for the comparable period in the preceding year of $775,412. Net income for the six months ended October 31, 2000 was $999,560, a decrease of 32% from that reported for the comparable period in the preceding year of $1,477,828. Earnings per common share were $0.09 for the three months ended October 31, 2000, compared to $0.14 per common share for the prior year period. Earnings per common share were $0.18 for the six months ended October 31, 2000, compared to $0.27 per common share for the prior year period.

NET INTEREST INCOME

     The continued profitability of the Company during this period has been achieved by the growth of the Receivables Held for Investment, income from servicing activities and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                            AS OF OR FOR THE
                                            SIX MONTHS ENDED
                                               OCTOBER 31,
                                         -----------------------
                                           1999           2000
                                         --------       --------
Receivables Held for Investment:
     Number..........................      17,878         20,638
     Principal balance...............    $211,138       $252,115
     Average principal balance of
       receivables outstanding during
       the six-month period..........     196,953        245,221
     Average principal balance of
       receivables outstanding during
       the three-month period........     206,077        251,002
Receivables Acquired for Investment:
     Number..........................       4,088          4,075
     Principal balance...............    $ 37,774       $ 26,855
Securitized Receivables(1):
     Number..........................       5,275          1,948
     Principal balance...............    $ 41,483       $ 12,216
Total Managed Receivables Portfolio:
     Number..........................      27,241         26,661
     Principal balance...............    $290,395       $291,186
------------

(1) Represents receivables previously owned by FISC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables. As of October 31, 2000, one of the asset securitizations liquidated and the receivables were repurchased. These receivables are included in Receivables Acquired for Investment.

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                              OCTOBER 31,              OCTOBER 31,
                                         ---------------------    ---------------------
                                          1999          2000       1999          2000
                                         -------       -------    -------       -------
Interest income(1):
     Receivables Held for
       Investment....................    $ 8,323       $10,464    $15,943       $20,213
     Receivables Acquired for
       Investment, Investment in
       Trust Certificates and
       Minority Interest(2)..........      1,741         1,138      3,730         2,378
                                         -------       -------    -------       -------
                                          10,064        11,602     19,673        22,591
Interest expense:
     Receivables Held for
       Investment(3).................      3,195         4,910      6,121         9,654
     Receivables Acquired for
       Investment and Investment in
       Trust Certificates............        791           170      1,744           517
                                         -------       -------    -------       -------
                                           3,986         5,080      7,865        10,171
                                         -------       -------    -------       -------
          Net interest income........    $ 6,078       $ 6,522    $11,808       $12,420
                                         =======       =======    =======       =======

------------

(1) Amounts shown are net of amortization of premium and deferred fees.

(2) Amounts shown for the three and six months ended October 31, 2000 reflect $341 in interest income related to minority interest.

(3) Includes facility fees and fees on the unused portion of the credit facilities.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

                                             THREE MONTHS            SIX MONTHS
                                                 ENDED                  ENDED
                                              OCTOBER 31,            OCTOBER 31,
                                           -----------------      -----------------
                                           1999         2000      1999         2000
                                           ----         ----      ----         ----
Receivables Held for Investment:
     Effective yield on Receivables
       Held for Investment(1)........      16.1%        16.7%     16.2%        16.5%
     Average cost of debt(2).........       6.5          7.7       6.4          8.1
                                           ----         ----      ----         ----
     Net interest spread(3)..........       9.6%         9.0%      9.8%         8.4%
                                           ====         ====      ====         ====
     Net interest margin(4)..........       9.9%         8.9%     10.0%         8.6%
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

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months and six months ended October 31, 2000 to $6.5 million and $12.4 million from $6.1 million and $11.8 million for the comparable periods in the preceding year. Net interest income in 2000 represents increases of 7% and 5% from the same periods in 1999.

     Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           OCTOBER 31, 1999 TO 2000             OCTOBER 31, 1999 TO 2000
                                       ---------------------------------    ---------------------------------
                                       INCREASE (DECREASE)                  INCREASE (DECREASE)
                                              DUE TO                               DUE TO
                                            CHANGE IN                            CHANGE IN
                                       --------------------                 --------------------
                                        AVERAGE                              AVERAGE
                                       PRINCIPAL    AVERAGE    TOTAL NET    PRINCIPAL    AVERAGE    TOTAL NET
                                        AMOUNT       RATE      INCREASE      AMOUNT       RATE      INCREASE
                                       ---------    -------    ---------    ---------    -------    ---------
Receivables Held for Investment:
     Interest income.................   $1,814       $ 327      $ 2,141      $3,907      $   363     $ 4,270
     Interest expense................      953         762        1,715       1,539        1,994       3,533
                                        ------       -----      -------      ------      -------     -------
     Net interest income.............   $  861       $(435)     $   426      $2,368      $(1,631)    $   737
                                        ======       =====      =======      ======      =======     =======

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999 (DOLLARS IN
THOUSANDS)

     INTEREST INCOME. Interest income for the 2000 periods increased to $11,602 and $22,591 compared with $10,064 and $19,673 for the comparable periods in 1999. Interest income on Receivables Held for Investment increased 26% and 27% over the 1999 periods. This is due to an increase in the average principal balance of Receivables Held for Investment of 22% and 25% from the 1999 comparable periods. Interest income on Receivables Acquired for Investment and Investment in Trust Certificates decreased for both periods due to a reduction in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates.

     INTEREST EXPENSE. Interest expense in 2000 increased for both the three-month and six-month periods to $5,080 and $10,171 as compared to $3,986 and $7,865 in 1999. Interest expense on Receivables Held for Investment increased 54% and 58% for the three-month and six-month periods. This is due to an increase of 30% for the three-month and 25% for the six-month periods in the weighted average borrowings outstanding under the Term Notes and warehouse credit facilities and increases in the average cost of borrowings of 18% and 26% over the 1999 periods. Interest expense on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 79% and 70% for the comparable three-month and six-month periods. The decrease is attributable to a reduction in the weighted average borrowings under the acquisition term facility.

     NET INTEREST INCOME. Net interest income increased to $6,522 and $12,420, an increase of 7% and 5%. The increase resulted primarily from the growth in Receivables Held for Investment offset by the reduction in the contributions to interest income from the Receivables Acquired for Investment and Trust Certificates and an increase in the average cost of borrowings.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2000 increased to $2,329 and $4,308 as compared to $1,913 and $3,069 in 1999. The increase was the result of the growth of the Company's Receivables Held for Investment portfolio and the related increase in net charge-offs.

     SERVICING INCOME. Represents servicing income received on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3% on the outstanding balance of the principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer. Servicing income was $143 and $347 for the 2000 periods compared to $346 and $750 in 1999. Servicing income continues to decrease as the principal balance outstanding on the securitizations declines. Additionally, one of the securitizations was liquidated September 15, 2000 and the receivables were repurchased. Accordingly, no servicing fee income is earned subsequent to the call date.

     LATE FEES AND OTHER INCOME. Late fees and other income increased to $819 and $1,459 in 2000 from $765 and $1,272 in 1999 which primarily represents late fees collected from customers on past due accounts, collections on certain FISC assets which had previously been charged-off by the Company and interest income earned on short-term marketable securities and money market instruments.

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

     SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs decreased for the three-month period to $2,322 in 2000 from $2,502 in 1999 and were flat for the six-month period. The decrease is due to headcount reductions and continued emphasis on expense control. The decrease in the quarter was offset by higher salaries and benefits for the first quarter 2000 compared to 1999. Through July 1999, the Company outsourced servicing to GECC, thus salaries and benefits for the Company were lower for the first fiscal quarter of 1999.

     OTHER INTEREST EXPENSE. Other interest expense in 2000 increased to $347 and $678 in 2000 as compared to $243 and $470 in 1999. The increase was primarily due to an increase in the three-month and six-month average borrowings outstanding under the working capital facility of $9,900,000 and $8,783,333 in 1999 to $13,300,000 for both the three- and six-month periods in 2000 and to increases of 1.3% and 1.5% in the average interest rate on this facility.

     OTHER EXPENSES. Other expenses increased for the three-month period to $1,350 in 2000 from $1,310 in 1999 and decreased for the six-month period to $2,609 in 2000 from $2,833 in 1999. The variance is principally due to management's implementation of tighter expense controls and the leveraging of operating expenses as duplicative costs were eliminated when the GECC servicing agreement was terminated in July 1999.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. During 2000, income before provision for income taxes and minority interest decreased to $1,136 and $1,915 or 7% and 18% from the comparable periods in 1999. The quarter to quarter decrease was a result of a $416 increase in the provision for credit losses, a $149 reduction in servicing fee income and late fees and a $180 increase in salaries expense. The year to date decline was a result of the decrease in net interest income after provision for credit losses of $627 offset by a decrease in operating expenses of $431.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $31.2 million and $70.2 million for receivables acquired for the three months and six months ended October 31, 2000 compared to $34.2 million and $71.4 million paid in the comparable 1999 periods.

     The Company funds the purchase price of the receivables through the use of a $65 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current FIRC credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. Receivables that have accumulated in the FIRC credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $150 million to fund the Company's investment in the receivables portfolio. Credit enhancement for the warehouse lenders is provided by an Auto Loan Protection Insurance ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary.

     The Company utilized a $150 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by Bank of America as an additional source of warehouse financing for Receivables Held for Investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancements for the $150 million facility are provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. At April 30, 2000 and October 31, 2000, the Company had borrowings of $18,004,889 and $78,911,803, respectively, outstanding under the FIARC commercial paper facility.

     Receivables originally purchased by the Company are financed with borrowings under the FIRC credit facility. Once a sufficient amount of receivables have been accumulated, the receivables are transferred from FIRC to FIARC with advances under the FIARC commercial paper facility used to repay borrowings under the FIRC credit facility. Once receivables are transferred to the FIARC subsidiary and pledged as collateral for commercial paper borrowings, the ALPI policy with respect to the transferred receivables is cancelled with any unearned premiums returned to FIRC. FIARC may borrow up to 94% of the face amount of the receivables being transferred. In addition, a cash reserve equal to 1% of the outstanding borrowings under the FIARC commercial paper facility must be maintained in a reserve account for the benefit of the creditors and surety bond provider.

     The current term of the FIRC credit facility expires on November 14, 2001 though the commitment will be reduced from $65 million to $50 million effective December 31, 2000. In the event that the facility is not renewed prior to its maturity date, the facility will automatically convert to a term loan which will amortize in accordance with the borrowing base over a six month period when the outstanding balance will be due and payable. The FIARC commercial paper facility was provided for a term of one year and has been extended to November 28, 2001. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Borrowings under the FIRC credit facility were $59,540,000 and $58,590,000 at April 30, 2000 and October 31, 2000, respectively.

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

     The current term of the FIACC commercial paper facility expires on December 31, 2000. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. At October 31, 2000, borrowings were $6,017,325 under the FIACC commercial paper facility. There were no outstanding borrowings at April 30, 2000.

     In addition to the $200 million in currently available debt facilities utilized to fund the acquisition of new receivables, the Company also maintains a $13.5 million working capital facility to be used for working capital and general corporate purposes. The working capital facility expires on December 22, 2000. If the lenders elect not to renew, any outstandings will be amortized over a one year period. There was $13,300,000 outstanding under this facility at April 30, 2000 and October 31, 2000.

     The Company is currently in discussions with its lenders regarding the renewal and extension of the FIACC commercial paper facility and the working capital facility. The Company will seek a one-year renewal under the FIACC commercial paper facility under similar terms and conditions. Under the contemplated terms of the working capital facility renewal, the revolving facility would be converted to a term loan facility and the Company would begin to amortize the outstanding principal balance in accordance with a negotiated repayment schedule. The facility would be secured by all assets of the Company other than receivables pledged to secure the warehouse credit facilities or the Term Notes. Management considers its relationship with the lenders under these facilities to be satisfactory and has no reason to believe that these facilities will not be renewed. If these facilities were not renewed however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company.

     On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174% asset-backed notes ("Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641 which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the Note holders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2% of the original balance of the receivables pool and a 4% over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool. As of April 30, 2000 and October 31, 2000, the outstanding principal balance on the Notes was $151,104,279 and $116,226,377, respectively.

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

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70% interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30% interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95% per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75% of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Held for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38% per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $15,765,448 as of October 31, 2000. There were no Class B Notes outstanding as of October 31, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

     Substantially all of the Company's receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company's lenders and the Noteholders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

     The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolio. The Company received such payments in the amount of $67.7 million and $54.7 million for the six months ended October 31, 2000 and 1999, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodial fees. During the six months ended, the Company required net cash flow of $22.3 million in 2000 and $31.9 million in 1999 (cash required to acquire Receivables Held for Investment net of principal payments on receivables) to fund the growth of its receivables portfolio.

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

     On September 27, 2000, the Company elected to terminate the floating swap at no material gain or loss and enter into a new swap under which the Company would pay a fixed rate of 6.30% on a notional amount of $100 million. The initial expiration of the swap is April 15, 2001 though the counterparty has the option to extend the swap for an additional three years, expiring April 15, 2004 at a rate of 6.42%.

     In connection with the repurchase of the ALAC 97-1 Securitization and the financing of that repurchase through the FIACC subsidiary on September 15, 2000, FIACC entered into an interest rate swap agreement with First Union under which FIACC pays a fixed rate of 6.76% as compared to the one month commercial paper index rate. The initial notional amount of the swap is $6,408,150 which amortizes monthly in accordance with the expected amortization of the FIACC borrowings. The final maturity of the swap is December 15, 2001.

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81%; and, the second in the initial notional amount of $24.9 million ( "Class B swap") pursuant to which the Company's interest rate is fixed at 5.50%. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 20, 2002 while
Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81% on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6% on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,324,940 as of October 31, 2000 and $2,133,994 as of April 30, 2000 as a
percentage of the Receivables Held for Investment of $252,114,772 as of October 31, 2000 and $231,696,539 as of April 30, 2000 was .9% at October 31,
2000 and April 30, 2000.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of October 31, 2000 and April 30, 2000, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 9.1% and 17.3%. This variance is primarily related to the fact that the April 30, 2000 contract payments receivable was net of estimated excess cash flows payable to others. When the Partnership was entered into during the quarter ended October 31, 2000, the contract payments receivable are inclusive of the limited partner's estimated portion of the future cash flows. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 60 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $2,328,800 and $1,912,398 have been recorded for the three months ended October 31, 2000, and October 31, 1999, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary. Provisions for credit losses of $4,308,450 and $3,068,572 have been recorded for the six months ended October 31, 2000, and October 31, 1999, respectively.

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

     The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                           AS OF OR FOR THE SIX MONTHS ENDED OCTOBER 31,
                                         -------------------------------------------------
                                                 1999                        2000
                                         ---------------------       ---------------------
                                          NUMBER                      NUMBER
                                         OF LOANS       AMOUNT       OF LOANS       AMOUNT
                                         --------       ------       --------       ------
Receivables Held for Investment:
Delinquent amount outstanding:
     30 - 59 days....................      368          $4,434         368          $4,519
     60 - 89 days....................      132           1,541         121           1,479
     90 days or more.................      131           1,478         184           2,166
                                           ---          ------         ---          ------
Total delinquencies..................      631          $7,453         673          $8,164
                                           ===          ======         ===          ======
Total delinquencies as a percentage
  of outstanding receivables.........      3.5%           3.5%        3.3%             3.2%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period(1)...............                     2.7%                         3.4%

------------

(1) The percentages have been annualized and are not necessarily indicative of the results for a full year.

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 6.9% and 8.7% as of October 31, 2000 and April 30, 2000, respectively.

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

     As of October 31, 2000, the Company had $37.5 million of floating rate secured debt outstanding net of swap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $238,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

      EXHIBIT NO.                                 DESCRIPTION
------------------------  ------------------------------------------------------------
          10.68     --    Administrative Services Agreement dated as of August 8, 2000 between Project Brave Limited Partnership and First Union
                          Securities, Inc.

          10.69     --    Project Brave Limited Partnership Agreement of Limited
                          Partnership dated as of July 1, 2000.

          10.70     --    Amended and Restated NIM Collateral Purchase Agreement dated as of August 8, 2000.

          10.71     --    Amended and Restated Contract Purchase Agreement dated as of
                          August 8, 2000.

          10.72     --    First Amendment to Amended and Restated NIM Collateral
                          Purchase Agreement dated as of September 15, 2000.

          10.73     --    First Amendment to Servicing Agreement dated as of
                          September 13, 2000.

          10.74     --    First Amendment to Transfer and Servicing Agreement dated as of September 15, 2000.

          10.75     --    Project Brave Limited Partnership Asset-Backed Notes
                          Indenture dated as of August 8, 2000.

          10.76     --    Note Purchase Agreement between Project Brave Limited
                          Partnership as Issuer, First Union Securities, Inc., as Deal
                          Agent, the Note Investors named herein, First Union National
                          Bank as Liquidity Agent and Variable Funding Capital
                          Corporation, as an Initial Note Investor, dated as of
                          August 8, 2000.

          10.77     --    Supplemental Indenture No. 1 (Project Brave Limited
                          Partnership) dated as of September 15, 2000.

          10.78     --    Third Amendment to Security Agreement dated as of
                          September 13, 2000.

          10.79     --    Transfer and Servicing Agreement among Project Brave Limited
                          Partnership, Issuer, FIFS Acquisition Funding Company,
                          L.L.C., as Transferor, First Investors Servicing Corporation
                          as Servicer and a Transferor Party, ALAC Receivables Corp.,
                          as a Transferor Party, First Union Securities, Inc., as Deal
                          Agent and Collateral Agent and Wells Fargo Bank Minnesota,
                          National Association as Backup Servicer, Collateral
                          Custodian and Indenture Trustee dated as of August 8, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           First Investors Financial Services Group, Inc.
                                                         (Registrant)

Date:  December 14, 2000                          By: /s/ TOMMY A. MOORE, JR.
                                                      Tommy A. Moore, Jr.
                                             President and Chief Executive Officer

Date:  December 14, 2000                             By: /s/ BENNIE H. DUCK
                                                        Bennie H. Duck
                                         Secretary, Treasurer and Chief Financial Officer

                                       27