Form 10-Q
period 2001-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2001-03-15
CIK 948034

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO _____________________


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

                                                                   SHARES
                                                               OUTSTANDING AT
                    CLASS                                      MARCH 1, 2001
                    -----                                      --------------
        COMMON STOCK--$.001 PAR VALUE                            5,566,669

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                                JANUARY 31, 2001

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of April 30, 2000 and
                  January 31, 2001 .......................................  3

                  Consolidated Statements of Operations for the Three
                  Months and Nine Months Ended January 31, 2000 and 2001 .  4

                  Consolidated Statement of Shareholders' Equity for
                  the Nine Months Ended January 31, 2001 .................  5

                  Consolidated Statements of Cash Flows for the Nine
                  Months Ended January 31, 2000 and 2001 .................  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................... 15

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk ............................................ 24

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ....................... 26

         SIGNATURES ...................................................... 27

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 2000 AND JANUARY 31, 2001


                                          APRIL 30,        JANUARY 31,
                                             2000              2001
                                         ------------      ------------
                                          (AUDITED)        (UNAUDITED)
               ASSETS
               ------
Receivables Held for Investment, net. $235,954,788 $255,983,902 Receivables Acquired for Investment,
  net................................      21,888,454        21,389,937
Investment in Trust Certificates.....       5,848,688         2,740,623
Cash and Short-Term Investments,
  including restricted cash of
  $23,411,293 and $27,189,557........      25,520,158        28,573,997
Accrued Interest.....................       3,313,630         3,849,869
Assets Held for Sale.................       1,007,256         1,088,172
Other Assets:
     Funds held under reinsurance
       agreement.....................       3,842,641         3,572,107
     Deferred financing costs and
       other assets, net of
       accumulated amortization and
       depreciation of $3,133,823 and
       $4,567,921....................       5,818,338         6,544,602
     Current income taxes receivable,
       net...........................         --                 80,235
     Deferred income taxes
       receivable, net...............          64,875           --
                                         ------------      ------------
          Total assets...............    $303,258,828      $323,823,444
                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Debt:
     Term Notes......................    $151,104,279      $101,041,698
     Acquisition term facility.......      26,211,787        13,431,529
     Warehouse credit facilities.....      77,544,889       156,182,742
     Working capital facility........      13,300,000        13,500,000
Other Liabilities:
     Accounts payable and accrued
       liabilities...................       4,444,984         4,944,528
     Current income taxes payable,
       net...........................         527,042           --
     Deferred income taxes payable,
       net...........................         --                232,763
                                         ------------      ------------
          Total liabilities..........     273,132,981       289,333,260
                                         ------------      ------------

Commitments and Contingencies
Minority Interest....................         --              2,804,720
Shareholders' Equity:
     Common stock, $0.001 par value,
       10,000,000 shares authorized,
       5,566,669 and 5,566,669 issued
       and outstanding...............           5,567             5,567
     Additional paid-in capital......      18,464,918        18,639,918
     Retained earnings...............      11,655,362        13,039,979
                                         ------------      ------------
          Total shareholders'
           equity....................      30,125,847        31,685,464
                                         ------------      ------------
          Total liabilities and
           shareholders' equity......    $303,258,828      $323,823,444
                                         ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2000 AND 2001

                                  (UNAUDITED)

                                          FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                            ENDED JANUARY 31,           ENDED JANUARY 31,
                                        -------------------------   -------------------------
                                           2000          2001          2000          2001
                                        -----------   -----------   -----------   -----------
Interest Income......................   $10,584,724   $11,407,967   $30,257,181   $33,999,021
Interest Expense.....................     4,142,041     5,092,333    12,006,724    15,263,071
                                        -----------   -----------   -----------   -----------
          Net interest income........     6,442,683     6,315,634    18,250,457    18,735,950
Provision for Credit Losses..........     1,542,800     1,868,384     4,611,372     6,176,834
                                        -----------   -----------   -----------   -----------
Net Interest Income After Provision
  for Credit Losses..................     4,899,883     4,447,250    13,639,085    12,559,116
                                        -----------   -----------   -----------   -----------
Other Income:
     Servicing.......................       293,365        85,772     1,043,387       432,616
     Late fees and other.............       544,162       579,779     1,816,333     2,039,171
                                        -----------   -----------   -----------   -----------
          Total other income.........       837,527       665,551     2,859,720     2,471,787
Operating Expenses:
     Servicing fees..................       --            --            434,572       --
     Salaries and benefits...........     2,543,712     2,293,877     7,240,637     7,009,468
     Other interest expense..........       302,937       337,322       772,974     1,015,685
     Other...........................     1,618,525     1,558,901     4,451,098     4,168,203
                                        -----------   -----------   -----------   -----------
          Total operating expenses...     4,465,174     4,190,100    12,899,281    12,193,356
                                        -----------   -----------   -----------   -----------
Income Before Provision for Income
  Taxes and Minority Interest........     1,272,236       922,701     3,599,524     2,837,547
                                        -----------   -----------   -----------   -----------
Provision (Benefit) for Income Taxes:
     Current.........................    (1,229,398)      152,204       425,946       738,067
     Deferred........................     1,693,764       184,582       887,880       297,638
                                        -----------   -----------   -----------   -----------
          Total provision for income
            taxes....................       464,366       336,786     1,313,826     1,035,705
Minority Interest....................       --            200,858       --            417,225
                                        -----------   -----------   -----------   -----------
Net Income...........................   $   807,870   $   385,057   $ 2,285,698   $ 1,384,617
                                        ===========   ===========   ===========   ===========
Basic and Diluted Net Income per
  Common Share.......................         $0.15         $0.07         $0.41         $0.25
                                        ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED JANUARY 31, 2001

                                  (UNAUDITED)

                                                     ADDITIONAL
                                        COMMON         PAID-IN         RETAINED
                                         STOCK         CAPITAL         EARNINGS           TOTAL
                                        -------      -----------      -----------      -----------
Balance, April 30, 2000..............   $5,567       $18,464,918      $11,655,362      $30,125,847
     Net income......................     --             --             1,384,617        1,384,617
     Warrants issued.................     --             175,000          --               175,000
                                        ------       -----------      -----------      -----------
Balance, January 31, 2001............   $5,567       $18,639,918      $13,039,979      $31,685,464
                                        ======       ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED JANUARY 31, 2000 AND 2001

                                  (UNAUDITED)


                                             2000                2001
                                         -------------       ------------
Cash Flows From Operating Activities:
     Net income......................    $   2,285,698       $  1,384,617
     Adjustments to reconcile net
       income to net cash provided by
       (used in) operating
       activities --
          Depreciation and
            amortization expense.....        3,138,934          3,610,606
          Provision for credit
            losses...................        4,611,372          6,176,834
          Charge-offs, net of
            recoveries...............       (4,134,205)        (5,990,788)
          Minority Interest..........         --                  417,225
     (Increase) decrease in:
          Accrued interest
            receivable...............         (809,618)          (536,239)
          Restricted cash............      (15,108,824)        (3,778,264)
          Deferred financing costs
            and other assets.........       (2,754,579)        (1,587,003)
          Funds held under
            reinsurance agreement....          (82,887)           270,534
          Due from servicer..........       14,065,957            --
          Deferred income taxes
            receivable, net..........          553,781             64,875
          Current income taxes
            receivable, net..........         (107,581)           (80,235)
     Increase (decrease) in:
          Accounts payable and
            accrued liabilities......       (3,622,074)           499,544
          Current income taxes
            payable..................         (329,764)          (527,042)
          Deferred income taxes
            payable..................          334,099            232,763
                                         -------------       ------------
               Net cash provided by
                 (used in) operating
                 activities..........       (1,959,691)           157,427
                                         -------------       ------------
Cash Flows From Investing Activities:
     Purchase of Receivables Held for
       Investment....................     (101,390,576)       (93,647,134)
     Purchase of Receivables Acquired
       for Investment................         --               (8,110,849)
     Principal payments from
       Receivables Held for
       Investment....................       62,268,679         71,125,376
     Principal payments from
       Receivables Acquired for
       Investment....................       14,803,060         10,996,861
     Principal payments from Trust
       Certificates..................        3,834,523          3,108,065
     Purchase of furniture and
       equipment.....................          (48,401)          (349,185)
                                         -------------       ------------
               Net cash used in
                 investing
                 activities..........      (20,532,715)       (16,876,866)
                                         -------------       ------------
Cash Flows From Financing Activities:
     Proceeds from advances on --
          Term Notes.................      167,969,000            --
          Warehouse credit
            facilities...............       88,960,602         93,868,563
          Working capital facility...       14,865,000            200,000
     Principal payments made on --
          Term Notes.................         --              (50,062,581)
          Warehouse credit
            facilities...............     (220,370,019)       (15,230,710)
          Working capital facility...       (8,800,000)           --
          Acquisition term
            facility.................      (22,083,550)       (12,780,258)
                                         -------------       ------------
               Net cash provided by
                 financing
                 activities..........       20,541,033         15,995,014
                                         -------------       ------------
Decrease in Cash and Short-Term
  Investments........................       (1,951,373           (724,425)
Cash and Short-Term Investments at
  Beginning of Period................        4,028,236          2,108,865
                                         -------------       ------------
Cash and Short-Term Investments at
  End of Period......................    $   2,076,863       $  1,384,440
                                         =============       ============
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period
       for --
          Interest...................    $  11,873,936       $ 14,947,238
          Income taxes...............          863,291          1,105,522
     Non-cash financing activities --
          Exchange of 167,001
            warrants for financing
            fees.....................    $    --             $    175,000

  The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2000 AND 2001

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its wholly and majority owned subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of January 31, 2001, approximately 27 percent of Receivables Held for Investment had been originated in Texas. The Company currently operates in 26 states.

     On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain Trust Certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a managed receivables portfolio of $284 million as of January 31, 2001.

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

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of January 31, 2001, and the results of its operations for the three months and nine months ended January 31, 2000 and 2001, and its cash flows for the nine months ended January 31, 2000 and 2001.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

     DERIVATIVES. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133." The Company will adopt SFAS No. 133 concurrently with SFAS No. 138 effective for its fiscal year beginning May 1, 2001. Currently, the Company anticipates designating its interest rate swaps and caps as cash flow hedges and will be required to mark-to-market its hedging positions at the end of each period when the implementation of SFAS No. 133 and 138 take effect. Changes in the fair value of the Company's open hedging positions resulting from the mark-to-market process will represent unrealized gains and losses. Such unrealized gains and losses may change based on prevailing interest rates at each subsequent balance sheet date. Such changes will be reflected as an increase or reduction in stockholders' equity through other comprehensive income. In addition, the Company will be required to measure the effectiveness of its hedging positions periodically, any ineffectiveness in the hedging positions will be recorded through net income. In general, SFAS No. 133 and 138 will result in material fluctuations in other comprehensive income, net income and stockholder's equity in periods of interest rate volatility.

     RECLASSIFICATIONS. Certain reclassifications have been made to the fiscal 2000 amounts to conform with the fiscal 2001 presentation.

3.  RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                          APRIL 30,         JANUARY 31,
                                             2000               2001
                                         ------------       ------------
Receivables..........................    $231,696,539       $251,910,366
Unamortized premium and deferred
  fees...............................       6,392,243          6,393,576
Allowance for credit losses..........      (2,133,994)        (2,320,040)
                                         ------------       ------------
     Net receivables.................    $235,954,788       $255,983,902
                                         ============       ============

     Activity in the allowance for credit losses was as follows:

                                               FOR THE NINE MONTHS
                                                ENDED JANUARY 31,
                                         -------------------------------
                                             2000               2001
                                         ------------       ------------
Balance, beginning of period.........    $  1,529,651       $  2,133,994
Provision for credit losses..........       4,611,372          6,176,834
Charge-offs, net of recoveries.......      (4,134,205)        (5,990,788)
                                         ------------       ------------
Balance, end of period...............    $  2,006,818       $  2,320,040
                                         ============       ============

4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2000 and January 31, 2001. The fiscal year 2000 contract payments receivable was net of an estimate of future cash flows that were to be sold to the limited partner. For January 31, 2001, the contract payments

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES receivable does not net estimated future cash flows payable to others and instead such amounts are included as minority interest.

                                             APRIL 30,      JANUARY 31,
                                                2000            2001
                                            ------------    ------------
Contractual payments receivable from
  Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality........................    $ 31,198,093    $ 26,808,068
Nonaccretable difference................      (5,387,268)     (2,245,186)
Accretable yield........................      (3,922,371)     (3,172,945)
                                            ------------    ------------
Receivables Acquired for Investment
  purchased at a discount relating to
  credit quality, net...................    $ 21,888,454    $ 21,389,937
                                            ============    ============

     The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

                                            NONACCRETABLE       ACCRETABLE
                                             DIFFERENCE            YIELD
                                            -------------       -----------
Balance at April 30, 2000...............     $ 5,387,268        $ 3,922,371
     Additions..........................       1,216,732            671,297
     Accretion..........................         --              (2,737,381)
     Eliminations.......................      (4,186,666)           --
     Consolidation of partnership.......         --               1,144,510
     Reclassifications..................        (172,148)           172,148
                                             -----------        -----------
Balance at January 31, 2001.............     $ 2,245,186        $ 3,172,945
                                             ===========        ===========

     Additions to accretable yield and nonaccretable difference relate to the repurchase of ALAC Automobile Receivables Owner Trust 1997-1. See
Note 5 -- FIACC Commercial Paper Facility.

     Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended January 31, 2001. The increase in accretable yield includes a reclassification from nonaccretable difference for cash flows expected to be collected in excess of those previously expected. Accretable yield also increased due to the creation of the Partnership on August 8, 2000 to share in the income from Receivables Acquired for Investment. Partnership income accrues through accretable yield and the limited partner's portion is accounted for as a minority interest. See
Note 5 -- Acquisition Facility.

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

     FIRC CREDIT FACILITY. Borrowings under the FIRC credit facility were $59,540,000 and $37,540,000 at April 30, 2000 and January 31, 2001,
respectively, and had weighted average interest rates, including the effect of facility fees and hedge instruments, as applicable, of 6.21

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES percent and 6.92 percent as of such dates. The current term of the FIRC credit facility expires on November 14, 2001. This maturity date reflects a renewal of the facility effective November 15, 2000. Under the terms of the renewal, the maximum facility limit was reduced from $65 million to $50 million effective December 31, 2000 to coincide with the increase in the FIARC commercial paper facility. Further, under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond November 14, 2001, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. No other material changes were made to the existing terms and conditions of the facility in connection with the renewal.

     FIARC COMMERCIAL PAPER FACILITY. At April 30, 2000 and January 31, 2001, the Company had borrowings of $18,004,889 and $113,755,597, respectively, outstanding under this commercial paper facility at weighted average interest rates, including the effect of program fees, dealer fees and hedge instruments, as applicable, of 7.33 percent and 7.09 percent, respectively. The current term of the FIARC commercial paper facility expires on November 28, 2001. This maturity date reflects a renewal of the facility effective November 29, 2000. Pursuant to this renewal, the maximum facility amount was increased from $135 million to $150 million and the overcollateralization which serves as the primary credit enhancement for the facility was reduced from 10 percent to 6 percent allowing the Company to now borrow up to 94 percent against the receivables pledged as collateral for the FIARC commercial paper facility. No other material changes were made to the terms and conditions of the facility in connection with the renewal. If the facility was not extended beyond the maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility.

     FIACC COMMERCIAL PAPER FACILITY. At January 31, 2001, borrowings were $4,887,145 under the FIACC commercial paper facility, and had a weighted average interest rate of 7.97 percent, including the effects of program fees and hedge instruments. There were no outstanding borrowings at April 30, 2000. The current term of the FIACC commercial paper facility expires on November 14, 2001.

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

     TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES the credit enhancement for the transaction. The Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. As of April 30, 2000 and January 31, 2001, the outstanding principal balance on the Notes was $151,104,279 and $101,041,698, respectively and had weighted average interest rates, including the effect of surety bond fees and hedge instruments, as applicable, of 6.99 percent and 7.52 percent, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

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

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Held for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $13,431,529 as of January 31, 2001. The
Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES distribution to the partners based upon the respective partnership interests. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

     WORKING CAPITAL FACILITY. The Company has maintained a $13.5 million working capital line of credit with Bank of America and First Union National Bank that was utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December, 1999 and was scheduled to mature on December 22, 2000. Effective December 22, 2000, the $13.5 million in outstandings were refinanced through the issuance of a $13.5 million term loan. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also requires an additional principal payment of $300,000 on June 30, 2001 under certain conditions relating to the size of Bank of America's portion of the outstanding balance. The remaining unpaid balance of the term loan is due at maturity on December 22, 2002. Pricing under the facility is based on the LIBOR rate plus 3 percent. The term loan is secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. The warrant value of $175,000 is estimated based on the expected difference between financing costs with and without the warrants. These costs are included as deferred financing costs and will be amortized through the maturity date of the debt. In addition, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. The actual number of warrants to be issued, if any, will be based upon the outstanding amount of Bank of America's portion of the term loan.

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

     The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company's interest rate was fixed at 5.565 percent on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505 percent and receives a fixed rate of 7.174 percent from the counterparty. The initial notional

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES amount of the swap was $167,969,000 which amortizes in accordance with the expected amortization of the Notes. Final maturity of the swap was August 15, 2002.

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

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 20, 2002, while Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and is amortized based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and is amortized based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

6.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and nine months ended
January 31, 2000 and 2001, are as follows:

                                              FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                               ENDED JANUARY 31,              ENDED JANUARY 31,
                                            ------------------------       ------------------------
                                              2000           2001            2000           2001
                                            ---------      ---------       ---------      ---------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share.......    5,566,669      5,566,669       5,566,669      5,566,669
  Effect of dilutive stock options and
     warrants...........................          383         --                 567             18
                                            ---------      ---------       ---------      ---------
  Weighted average shares outstanding
     for diluted earnings per share.....    5,567,052      5,566,669       5,567,236      5,566,687
                                            =========      =========       =========      =========

     For the three months ended January 31, 2000 and 2001 and the nine months ended January 31, 2000 and 2001, the Company had 134,117; 460,001; 133,933; and
459,983, respectively, of stock options and warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended January 31, 2001 was $385,057, a decrease of 52% from that reported for the comparable period in the preceding year of $807,870. Net income for the nine months ended January 31, 2001 was $1,384,617, a decrease of 39% from that reported for the comparable period in the preceding year of $2,285,698. Earnings per common share were $0.07 for the three months ended January 31, 2001, compared to $0.15 per common share for the prior year period. Earnings per common share were $0.25 for the nine months ended January 31, 2001, compared to $0.41 per common share for the prior year period.

NET INTEREST INCOME

     The continued profitability of the Company during this period has been achieved by the growth of the Receivables Held for Investment, income from servicing activities and effective management of net interest income. The following table summarizes the Company's growth in receivables and net interest income (dollars in thousands):

                                            AS OF OR FOR THE
                                            NINE MONTHS ENDED
                                               JANUARY 31,
                                         -----------------------
                                           2000           2001
                                         --------       --------
Receivables Held for Investment:
     Number..........................      18,540         20,807
     Principal balance...............    $217,925       $251,910
     Average principal balance of
       receivables outstanding during
       the nine-month period.........     202,711        247,261
     Average principal balance of
       receivables outstanding during
       the three-month period........     214,921        252,045
Receivables Acquired for Investment:
     Number..........................       3,716          3,647
     Principal balance...............    $ 32,724       $ 22,181
Securitized Receivables(1):
     Number..........................       4,807          1,748
     Principal balance...............    $ 35,408       $  9,944
Total Managed Receivables Portfolio:
     Number..........................      27,063         26,202
     Principal balance...............    $286,057       $284,035
------------

(1) Represents receivables previously owned by FISC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables. As of January 31, 2001, one of the asset securitizations liquidated and the receivables were repurchased. These receivables are included in Receivables Acquired for Investment.

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                              JANUARY 31,              JANUARY 31,
                                         ---------------------    ---------------------
                                          2000          2001       2000          2001
                                         -------       -------    -------       -------
Interest income(1):
     Receivables Held for
       Investment....................    $ 8,820       $10,343    $24,762       $30,556
     Receivables Acquired for
       Investment, Investment in
       Trust Certificates and
       Minority Interest(2)..........      1,765         1,065      5,495         3,443
                                         -------       -------    -------       -------
                                          10,585        11,408     30,257        33,999
Interest expense:
     Receivables Held for
       Investment(3).................      3,472         4,786      9,593        14,440
     Receivables Acquired for
       Investment and Investment in
       Trust Certificates............        670           306      2,414           823
                                         -------       -------    -------       -------
                                           4,142         5,092     12,007        15,263
                                         -------       -------    -------       -------
          Net interest income........    $ 6,443       $ 6,316    $18,250       $18,736
                                         =======       =======    =======       =======

------------

(1) Amounts shown are net of amortization of premium and deferred fees.

(2) Amounts shown for the three and nine months ended January 31, 2001 reflect $315 and $656, respectively, in interest income related to minority interest.

(3) Includes facility fees and fees on the unused portion of the credit facilities.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

                                             THREE MONTHS            NINE MONTHS
                                                 ENDED                  ENDED
                                              JANUARY 31,            JANUARY 31,
                                           -----------------      -----------------
                                           2000         2001      2000         2001
                                           ----         ----      ----         ----
Receivables Held for Investment:
     Effective yield on Receivables
       Held for Investment(1)........      16.4%        16.4%     16.3%        16.5%
     Average cost of debt(2).........       6.7          7.5       6.5          7.9
                                           ----         ----      ----         ----
     Net interest spread(3)..........       9.7%         8.9%      9.8%         8.6%
                                           ====         ====      ====         ====
     Net interest margin(4)..........      10.0%         8.8%     10.0%         8.7%
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

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income decreased for the three months ended January 31, 2001 from $6.4 million to $6.3 million and increased for the nine months ended January 31, 2001 to $18.7 million from $18.3 million for the comparable period in the preceding year. Net interest income in 2001 represents a decrease of 2% from the prior year quarter and an increase of 3% year to date as compared to 2000.

     Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                           JANUARY 31, 2000 TO 2001             JANUARY 31, 2000 TO 2001
                                       ---------------------------------    ---------------------------------
                                       INCREASE (DECREASE)                  INCREASE (DECREASE)
                                              DUE TO                               DUE TO
                                            CHANGE IN                            CHANGE IN
                                       --------------------                 --------------------
                                        AVERAGE                              AVERAGE
                                       PRINCIPAL    AVERAGE    TOTAL NET    PRINCIPAL    AVERAGE    TOTAL NET
                                        AMOUNT       RATE      INCREASE      AMOUNT       RATE      INCREASE
                                       ---------    -------    ---------    ---------    -------    ---------
Receivables Held for Investment:
     Interest income.................   $1,523       $--        $ 1,523      $5,442      $   352     $ 5,794
     Interest expense................      787         527        1,314       2,272        2,575       4,847
                                        ------       -----      -------      ------      -------     -------
     Net interest income.............   $  736       $(527)     $   209      $3,170      $(2,223)    $   947
                                        ======       =====      =======      ======      =======     =======

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2001 AND 2000 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for the 2001 periods increased to $11,408 and $33,999 compared with $10,585 and $30,257 for the comparable periods in 2000. Interest income on Receivables Held for Investment increased 17% and 23% over the 2000 periods. This is due to an increase in the average principal balance of Receivables Held for Investment of 17% and 22% from the 2000 comparable periods. Interest income on Receivables Acquired for Investment and Investment in Trust Certificates decreased for both periods due to a reduction in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates.

     INTEREST EXPENSE. Interest expense in 2001 increased for both the three-month and nine-month periods to $5,092 and $15,263 as compared to $4,142 and $12,007 in 2000. Interest expense on Receivables Held for Investment increased 38% and 51% for the three-month and nine-month periods. This is due to an increase of 23% for the three-month and 24% for the nine-month periods in the weighted average borrowings outstanding under the Term Notes and warehouse credit facilities and increases in the average cost of borrowings of 12% and 22% over the 2000 periods. Interest expense on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 54% and 66% for the comparable three-month and nine-month periods. The decrease is attributable to a reduction in the weighted average borrowings under the acquisition term facility.

     NET INTEREST INCOME. Net interest income decreased slightly quarter to quarter from $6,443 in 2000 to $6,316 in 2001 and increased from $18,250 to $18,736 year to date. The quarter to quarter decrease was due to an increase in the average cost of debt and a lower average principal balance in Receivables Acquired for Investment and Investment in Trust Certificates which more than offset the increase in Receivables Held for Investment. The year to date increase resulted primarily from the growth in Receivables Held for Investment offset by the reduction in the contributions to interest income from the Receivables Acquired for Investment and Trust Certificates and an increase in the average cost of borrowings.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2001 increased to $1,868 and $6,177 as compared to $1,543 and $4,611 in 2000. The increase was the result of the growth of the Company's Receivables Held for Investment portfolio and the related increase in net charge-offs.

     SERVICING INCOME. Represents servicing income received on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3% on the outstanding balance of the principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer. Servicing income was $86 and $433 for the 2001 periods compared to $293 and $1,043 in 2000. Servicing income continues to decrease as the principal balance outstanding on the securitizations declines. Additionally, one of the securitizations was liquidated September 15, 2000 and the receivables were repurchased. Accordingly, no servicing fee income is earned subsequent to the call date.

     LATE FEES AND OTHER INCOME. Late fees and other income increased to $580 and $2,039 in 2001 from $544 and $1,816 in 2000 which primarily represents late fees collected from customers on past due accounts, collections on certain FISC assets which had previously been charged-off by the Company and interest income earned on short-term marketable securities and money market instruments.

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

     SALARIES AND BENEFIT EXPENSES.   Salaries and benefit costs decreased for
the three-month and nine-month periods to $2,294 and $7,009 in 2001 from $2,544 and $7,241 in 2000. The decrease is due to headcount reductions and continued emphasis on expense control.

     OTHER INTEREST EXPENSE. Other interest expense in 2001 increased to $337 and $1,016 as compared to $303 and $773 in 2000. The increase was primarily due to an increase in the three-month and nine-month average borrowings outstanding under the working capital facility of $12,100,000 and $9,888,889 in 2000 to $13,433,333 and $13,344,444 in 2001 and to increases of 0.8% and 1.3% in the average interest rate on this facility.

     OTHER EXPENSES. Other expenses decreased for both the three- and nine-month periods from $1,619 and $4,451 in 2000 to $1,559 and $4,168 in 2001.
The variance is principally due to management's implementation of tighter expense controls and the leveraging of operating expenses as duplicative costs were eliminated when the GECC servicing agreement was terminated in July 1999.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. During 2001, income before provision for income taxes and minority interest decreased to $923 and $2,838 or 27% and 21% from the comparable periods in 2000. The quarter to quarter decrease was primarily due to increased borrowing costs which reduced net interest income by $127, an increase in the provision for credit losses of $326, a $172 reduction in servicing fee income and late fees offset by a $250 decrease in salaries expense. The year to year decline was the result of an increase in net interest income of $486 and a decrease in operating expenses of $706 offset by an increase in the provision for credit losses of $1,565 and a decrease in other income of $388. The increase in net interest income was negatively impacted by increased borrowing costs.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $23.4 million and $93.6 million for receivables acquired for the three months and nine months ended January 31, 2001 compared to $30.0 million and $101.4 million paid in the comparable 2000 periods.

     The Company funds the purchase price of the receivables through the use of a $50 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current FIRC credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. Receivables that have accumulated in the FIRC credit facility may be transferred to a commercial paper conduit facility at the option of the Company. The commercial paper facility provides additional liquidity of up to $150 million to fund the Company's investment in the receivables portfolio. Credit enhancement for the warehouse lenders is provided by an Auto Loan Protection Insurance ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary.

     The Company utilized a $150 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by Bank of America as an additional source of warehouse financing for Receivables Held for Investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancements for the $150 million facility are provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. At April 30, 2000 and January 31, 2001, the Company had borrowings of $18,004,889 and $113,755,597, respectively, outstanding under the FIARC commercial paper facility.

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

     The current term of the FIRC credit facility expires on November 14, 2001. In the event that the facility is not renewed prior to its maturity date, the facility will automatically convert to a term loan which will amortize in accordance with the borrowing base over a six month period when the outstanding balance will be due and payable. The FIARC commercial paper facility was provided for a term of one year and has been extended to November 28, 2001. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Borrowings under the FIRC credit facility were $59,540,000 and $37,540,000 at April 30, 2000 and January 31, 2001,
respectively.

     The Company also maintains a $25 million commercial paper conduit financing through Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Capital Corporation ("FIACC") to fund the acquisition of receivables previously securitized by FISC.

     FIACC acquires receivables from the Company and may borrow up to 88% of the face amount of receivables which are pledged as collateral for the commercial paper borrowings. In addition, a cash reserve equal to 2% of the outstanding borrowings under the FIACC commercial paper facility must be maintained in a reserve account for the benefit of the creditors.

     The current term of the FIACC commercial paper facility expires on November 14, 2001. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. At January 31, 2001, borrowings were $4,887,145 under the FIACC commercial paper facility. There were no outstanding borrowings at April 30, 2000.

     In addition to the $200 million in current available credit facilities utilized to fund the acquisition of new receivables, the Company also has a $13.5 million term loan initially utilized to fund working capital requirements of the Company. This facility was converted to a term loan on December 22, 2000. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also requires an additional principal payment of $300,000 on June 30, 2001 under certain conditions relating to the size of Bank of America's portion of the outstanding balance. The remaining unpaid balance of the term loan is due at maturity on December 22, 2002. Pricing under the facility is based on the LIBOR rate plus 3%. The term loan is secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. The warrant value of $175,000 is estimated based on the expected difference between financing costs with and without the warrants. These costs are included as deferred financing costs and will be amortized through the maturity date of the debt. In addition, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. The actual number of warrants to be issued, if any, will be based upon the outstanding amount of Bank of America's portion of the term loan.

     On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174% asset-backed notes ("Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641 which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the Note holders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2% of the original balance of the receivables pool and a 4% over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool. As of April 30, 2000 and January 31, 2001, the outstanding principal balance on the Notes was $151,104,279 and $101,041,698, respectively.

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

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70% interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30% interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95% per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75% of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Held for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38% per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $13,431,529 as of January 31, 2001. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

     Substantially all of the Company's receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company's lenders and the Noteholders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

     The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolio. The Company received such payments in the amount of $101.1 million and $86.2 million for the nine months ended January 31, 2001 and 2000, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodial fees. During the nine months ended, the Company required net cash flow of $22.5 million in 2001 and $39.1 million in 2000 (cash required to acquire Receivables Held for Investment net of principal payments on receivables) to fund the growth of its receivables portfolio.

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

     The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company's interest rate was fixed at 5.565% on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505% and receives a fixed rate of 7.174% from the counterparty. The initial notional amount of the swap was $167,969,000 which amortizes in accordance with the expected amortization of the Notes. Final maturity of the swap was August 15, 2002.

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

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81%; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate is fixed at 5.50%. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 20, 2002 while
Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps which protect the Company and the lender against any material increases in interest rates which may adversely affect any outstanding indebtedness which is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81% on a notional amount that increases initially and is amortized based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6% on a notional amount that increases initially and is amortized based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,320,040 as of January 31, 2001 and $2,133,994 as of April 30, 2000 as a
percentage of the Receivables Held for Investment of $251,910,366 as of January 31, 2001 and $231,696,539 as of April 30, 2000 was .9% at January 31,
2001 and April  30, 2000.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of January 31, 2001 and April 30, 2000, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 8.4% and 17.3%. This variance is primarily related to the fact that the April 30, 2000 contract payments receivable was net of estimated excess cash flows payable to others. When the Partnership was entered into during the quarter ended October 31, 2000, the contract payments receivable are inclusive of the limited partner's estimated portion of the future cash flows. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $1,868,384 and $1,542,800 have been recorded for the three months ended January 31, 2001, and January 31, 2000, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary. Provisions for credit losses of $6,176,834 and $4,611,372 have been recorded for the nine months ended January 31, 2001, and January 31, 2000, respectively.

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

     The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                          AS OF OR FOR THE NINE MONTHS ENDED JANUARY 31,
                                         -------------------------------------------------
                                                 2000                        2001
                                         ---------------------       ---------------------
                                          NUMBER                      NUMBER
                                         OF LOANS       AMOUNT       OF LOANS       AMOUNT
                                         --------       ------       --------       ------
Receivables Held for Investment:
Delinquent amount outstanding:
     30 - 59 days....................      428          $4,842         412          $4,990
     60 - 89 days....................      116           1,331         176           2,103
     90 days or more.................      111           1,161         206           2,602
                                           ---          ------         ---          ------
Total delinquencies..................      655          $7,334         794          $9,695
                                           ===          ======         ===          ======
Total delinquencies as a percentage
  of outstanding receivables.........      3.5%            3.4%        3.8%            3.8%
Net charge-offs as a percentage of
  average receivables outstanding
  during the period(1)...............                      2.7%                        3.2%

------------

(1) The percentages have been annualized and are not necessarily indicative of the results for a full year.

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 7.9% and 8.7% as of January 31, 2001 and April 30, 2000, respectively.

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

     As of January 31, 2001, the Company had $49.8 million of floating rate secured debt outstanding net of swap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $316,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

    EXHIBIT NO.                             DESCRIPTION
    ----------                              -----------
       10.80   --   Second Amended and Restated Credit Agreement dated as of
                    November 15, 2000 Among F.I.R.C., Inc. as Borrower and the
                    Financial Institutions Now or Hereafter Parties Hereto as
                    Banks and Bank of America, N. A. as Agent.
       10.81   --   Third Amended and Restated Collateral Security Agreement
                    dated as of November 15, 2000.
       10.82   --   Fourth Amendment to Amended and Restated Purchase Agreement
                    dated as of November 15, 2000.
       10.83   --   First Amendment to Servicing Agreement dated as of
                    November 15, 2000.
       10.84   --   Credit Agreement among First Investors Financial Services,
                    Inc., as Borrower, Bank of America, N. A., as the
                    Administrative Agent, Banc of America Securities LLC, as
                    sole lead arranger and sole book manager and the lenders
                    named herein dated as of December 22, 2000.
       10.85   --   Pledge and Security Agreement (Borrower) dated as of
                    December 22, 2000.
       10.86   --   Pledge and Security Agreement (Subsidiaries) dated as of
                    December 22, 2000.
       10.87   --   Pledge and Security Agreement (First Investors (Vermont)
                    Holdings, Inc.) dated as of December 22, 2000.
       10.88   --   Pledge and Security Agreement (First Investors Financial
                    Services Group, Inc.) dated as of December 22, 2000.
       10.89   --   Guaranty (Subsidiary) dated as of December 22, 2000.
       10.90   --   Guaranty (First Investors (Vermont) Holdings, Inc.) dated as of December 22, 2000.
       10.91   --   Guaranty (First Investors Financial Services Group, Inc.)
                    dated as of December 22, 2000.
       10.92   --   Amendment No. 2 To Insurance Agreement for First Investors
                    Auto Receivables Corporation Revolving Automobile
                    Receivables Financing Facility dated as of November 29,
                    2000.
       10.93   --   Amendment Number 3 To Security Agreement dated as of
                    November 29, 2000.
       10.94   --   Warrant No. 1 to Purchase 111,334 Shares of Common Stock,
                    $.01 par value.
       10.95   --   Warrant No. 2 to Purchase 55,667 Shares of Common Stock,
                    $.01 par value.
       10.96   --   Amendment Number 3 To Purchase Agreement dated as of
                    November 29, 2000.
       10.97   --   Amendment Number 1 To Servicing Agreement dated as of
                    November 29, 2000.

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

                                      First Investors Financial Services Group,
                                                        Inc.
                                                    (Registrant)

Date:  March 15, 2001                        By: /s/TOMMY A. MOORE, JR.
                                                 Tommy A. Moore, Jr.
                                        President and Chief Executive Officer

Date:  March 15, 2001                           By: /s/BENNIE H. DUCK
                                                   Bennie H. Duck
                                      Secretary, Treasurer and Chief Financial
                                                       Officer