Form 10-K
period 2001-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2001-07-24
CIK 948034

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED APRIL 30, 2001

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               TITLE OF EACH CLASS
             -----------------------------------------------------------
                         Common Stock - $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2001, based on the closing price of the Common Stock on the NASDAQ National Market on said date, was $13,454,375.

         There were 5,566,669 shares of Common Stock of the registrant outstanding as of June 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 6, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2001.

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                    FORM 10-K

                                 APRIL 30, 2001

                                TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                            --------
                                     PART I
Item 1.   Business......................................................................................         1
Item 2.   Properties....................................................................................        16
Item 3.   Legal Proceedings.............................................................................        16
Item 4.   Submission of Matters to a Vote of Security Holders...........................................        16

                                     PART II


Item 5.   Market for Registrants' Common Equity and Related Shareholder Matters.........................        17

Item 6.   Selected Consolidated Financial Data..........................................................        18

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations.............................................................................        19

Item 8.   Financial Statements and Supplementary Data...................................................        32

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosure................................................................................        32

                                     PART III

Item 10.  Directors and Executive Officers..............................................................        33

Item 11.  Executive Compensation........................................................................        33

Item 12.  Security Ownership of Certain Beneficial Owners and Management................................        33

Item 13.  Certain Relationships and Related Transactions................................................        33

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................        33

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     First Investors Financial Services Group, Inc. (the "Company") is a consumer finance company engaged in both the purchase of receivables originated by franchised automobile dealers and originating loans directly to consumers in connection with the sale of new and late-model used vehicles. The Company specializes in lending to consumers with impaired credit profiles. The Company does not utilize off-balance sheet securitization to finance its Receivables Held for Investment. As of April 30, 2001, the Company had Receivables Held for Investment in the aggregate principal amount of $244,684,343, having an effective yield of 16.1 percent and a net interest spread to the Company of 8.5 percent (net of cost of funds and other carrying costs).

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

     On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation ("FISC"), formally known as Auto Lenders Acceptance Corporation, from Fortis, Inc. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management.

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

ORIGINATING DEALER BASE

     GENERAL. The Company primarily purchases receivables from the new and used car departments of dealers operating under franchises from the major automobile manufacturers. The Company does not generally do business with "independent" dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5 percent of the receivables owned by the Company at April 30, 2001, and no dealer or group of related dealers originated more than 5 percent of the receivables held by the Company at that date. The volume and frequency of receivable purchases from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

     LOCATION OF DEALERS. Approximately 19 percent of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989. The Company's expansion beyond Texas began in 1992 and today the Company operates in 26 states.

     The following table summarizes, with respect to each state in which the Company operates, the number of receivables (and percentage of total receivables), outstanding which were originated by the Company from dealers in such state during the last two fiscal years:

                                                         RECEIVABLES HELD FOR INVESTMENT
                                                 --------------------------------------------
                                                      YEAR ENDED             YEAR ENDED
                                                    APRIL 30, 2000         APRIL 30, 2001
                                                 -------------------     -------------------
                            STATE                LOAN COUNT     %        LOAN COUNT       %
              ---------------------------------  ----------  -------     ----------  -------
              Texas............................    5,684      29.3%         5,444     26.6%
              Georgia..........................    2,998      15.5%         3,512     17.1%
              Ohio.............................    3,472      17.9%         3,373     16.5%
              Oklahoma.........................    2,195      11.3%         2,512     12.3%
              Missouri.........................      960       5.0%         1,029      5.0%
              North Carolina...................      455       2.3%           643      3.1%
              Michigan.........................      665       3.4%           589      2.9%
              Virginia.........................      557       2.9%           515      2.5%
              Tennessee........................      291       1.5%           506      2.5%
              Colorado.........................      330       1.7%           503      2.5%
              Kansas...........................      385       2.0%           303      1.5%
              New Jersey.......................      111       0.6%           254      1.2%
              Washington.......................      149       0.8%           220      1.1%
              Indiana..........................       89       0.5%           133      0.6%
              Pennsylvania.....................      156       0.8%           131      0.6%
              All others(1)....................      877       4.5%           835      4.0%
                                                  ------     -----         ------    -----
                                                  19,374     100.0%        20,502    100.0%
                                                  ======     =====         ======    =====

              --------------------
              (1) Includes dealers located in Arizona, California, Connecticut, Florida, Iowa, Idaho, Illinois, Kentucky, Nebraska, South Carolina and Utah.

     MARKETING REPRESENTATIVES. The Company utilizes a system of regional marketing representatives to recruit, enroll and to provide new dealers with the Company's underwriting guidelines and credit policies as well as to maintain relationships with the Company's existing dealers. The representatives are full-time employees who reside in the region for which they are responsible.

     In addition to soliciting and enrolling new dealers, the regional representatives assist new dealers in assimilating the Company's system of credit application submission, review, acceptance and funding, as well as dealing with routine dealer relations on a daily basis. The role of the regional representatives is generally limited to marketing the Company's core finance programs and maintaining relationships with the Company's originating dealer base. The representatives do not enter into or modify dealer agreements on behalf of the Company, do not participate in credit evaluation or loan funding decisions and do not handle funds belonging to the Company or its dealers. Each representative reports to, and is supervised by, the Company's sales and marketing manager in Houston.

     In 1997, the Company established a telemarketing department to supplement the efforts of its marketing representatives in the field. The telemarketing staff (dealer sales representatives) is located in Houston and is primarily responsible for new loan volume in rural areas or states in which the Company cannot justify a field marketing representative.

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

FINANCING PROGRAMS

     The Company originates loans from two sources: (i) dealer indirect (the "core program"), and (ii) consumer direct utilizing the Internet and direct marketing. The core program generates approximately 90 percent of the Company's current volume and consists of loans purchased directly from dealerships in states in which the Company operates. Consumer direct originations contribute approximately 10 percent of originations and involve applications for credit obtained through either direct marketing efforts or through the Company's Internet initiative from consumers who are seeking to acquire a vehicle or refinance an existing automobile loan.

     Credit applications generated by each of the above sources are forwarded to the Company's centralized credit department in Houston with decisions made based on the Company's standard underwriting guidelines and credit scoring model. The internal credit decision and acceptance process is essentially the same regardless of the origination source. Third party originators have no credit approval authority and are subject to individual contracts that specify the obligations of the parties. Essentially all of the Company's receivables are acquired on a non-recourse basis.

     In addition to purchasing receivables from dealers under the core program as they are originated or making loans directly to consumers, the Company has also acquired seasoned receivables in bulk portfolio acquisitions or from other third party originators and may continue to do so from time to time.

     The Company had active dealership agreements with 1,443 dealers at April 30, 2001. These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The agreements with the core program dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to repurchase receivables that do not conform to these warranties, the dealers do not guarantee collectability or obligate themselves to repurchase receivables solely because of payment default. The receivables are purchased at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables and the Company's assessment of relative credit risk. The pricing and credit terms upon which the Company agrees to acquire receivables is governed by the Company's credit policy and a credit score generated by the Company's proprietary, empirical based scoring model.

CREDIT EVALUATION

     GENERAL. In connection with the origination of a receivable for purchase by the Company, the Company follows systematic procedures designed to eliminate unacceptable risks. This involves a three-step process whereby (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company's credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company's funding department, and (iii) additional collateral verification procedures and customer interviews are conducted by the Company. During the course of this process, the Company's credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers tendering receivables or with individuals to whom the Company lends directly. The Company has developed various financing programs under which it approves loans that vary in pricing and loan terms depending on the relative credit risk determined for each loan. Credit or default risk is evaluated by the Company's loan officers in conjunction with a proprietary, empirical based credit scoring model developed based on the Company's 12 year database of non-prime lending results.

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

         Since its inception in 1989 until July 1999, the Company had a servicing relationship with General Electric Capital Corporation ("GECC") an affiliate of General Electric Corporation. The division of GECC which serviced the Company's receivables operates primarily as a servicer of automobile installment loans and is one of the largest such servicers in the United States. The Company's relationship with GECC was governed by a servicing agreement entered into in October 1992 although the Company had done business with GECC under previous agreements since 1989. Under the agreement, GECC was responsible for all aspects of loan servicing and collections with the exception of the disposition of repossessed vehicles, which was the responsibility of the Company.

         Servicing fees paid by the Company to GECC represented a variable cost that increased in proportion to the volume of receivables carried. During its two fiscal years ended April 30, 2000 and 2001, the Company incurred servicing and related fees in the amount of $434,572 and $0, respectively. In July 1999, the Company elected to terminate the servicing agreement with GECC in connection with the transfer of the servicing and collection activities on the receivables to the Company's internal servicing and collection platform.

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

                                                                  APRIL 30,
                                                            ------------------
                                                             2000        2001
                                                            ------      ------
  Average monthly gross income.......................       $4,030      $3,975
  Average ratio of consumer debt to gross income.....           33%         34%
  Average years in current employment................            6           6
  Average years in current residence.................            5           5
  Residence owned....................................           42%         41%
  Residence rented...................................           53%         53%
  Other residence arrangements(1)....................            5%          6%

------------------

(1) Includes military personnel and persons residing with relatives.

         PORTFOLIO PROFILE. In order to manage the risks associated with the relatively high yields available in the non- prime market, the Company endeavors to maintain a receivables portfolio having characteristics that, in its judgment, reflect an optimal balance between achievable yield and acceptable risk. The following table sets forth certain information concerning the composition of the Company's portfolio as of the end of the past two fiscal years:

                                                                    APRIL 30,
                                                               ------------------
                                                                2000       2001
                                                               -------    -------
New Vehicles:
     Percentage of portfolio(1)...............................      23%        19%
     Number of receivables outstanding........................   4,052      3,858
     Average amount at date of acquisition.................... $17,601    $18,369
     Average term (months) at date of acquisition(2)..........      60         61
     Average remaining term (months)(2).......................      45         38
     Average monthly payment.................................. $   471        457
     Average annual percentage rate...........................   17.0%       17.1%
Used Vehicles:
     Percentage of portfolio(1)...............................      77%        81%
     Number of receivables outstanding........................  15,322     16,644
     Average age of vehicle at date of acquisition (years)....     1.9        2.0
     Average amount at date of acquisition.................... $14,665    $15,279
     Average term (months) at date of acquisition(2)..........      57         58
     Average remaining term (months)(2).......................      46         39
     Average monthly payment.................................. $   413    $   398
     Average annual percentage rate...........................    17.6%      17.8%

------------------------

(1) Calculated on the basis of number of receivables outstanding as of the date indicated.

(2) Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average stated term of receivables included in a portfolio will not correspond with actual average life.

FINANCING ARRANGEMENTS

         GENERAL. At the time the Company acquires receivables, they are financed by transferring them, at an amount equal to the outstanding principal balance, to a wholly-owned special-purpose financing subsidiary, F.I.R.C., Inc. ("FIRC"). FIRC maintains a $50 million revolving bank facility with Bank of America and First Union National Bank, (the "FIRC credit facility"). In addition, a wholly-owned special-purpose financing subsidiary, First Investors Auto Receivables Corporation ("FIARC") has a $150 million conduit finance facility with Enterprise Funding Corporation ("Enterprise"), a commercial paper conduit administered by Bank of America, (the "FIARC commercial paper facility") which allows the Company to refinance borrowings under the FIRC credit facility in order to maintain sufficient capacity to acquire new receivables. Together, these warehouse credit facilities provide $200 million in financing capacity to fund the purchase and long-term financing of receivables. When necessary, the Company will transfer receivables from the warehouse credit facilities and issue additional term notes.

         FIRC CREDIT FACILITY. As designated receivables are originated by the Company and transferred to FIRC, they are immediately pledged to a commercial bank that serves as the collateral agent for the bank lenders. The FIRC credit facility has a borrowing base that, subject to certain adjustments, permits FIRC to draw advances up to the outstanding principal balance of qualified receivables but not in excess of the present facility limit of $50 million. Uninsured losses on receivables, or certain other events adversely affecting the collectability of receivables, can result in their ineligibility for inclusion in the borrowing base, and in the event that the Company's advances exceed the borrowing base the Company must prepay the credit line until the imbalance is corrected.

         Under the FIRC credit facility the Company has three interest rate options: (i) the Bank of America prime rate in effect from time to time, (ii) a rate equal to .5 percent above the "LIBOR" rate (the average U.S. dollar deposit rate prevailing from time to time in the London interbank market) for selected advance terms, or (iii) any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company is also required to pay periodic facility fees as well as an annual agency fee, and to maintain certain collection reserves. The pledge of all of the receivables financed, a cash reserve account and all of the capital stock of FIRC secure this facility. Collections of principal and interest on the Company's receivables are remitted directly to the collateral agent for application to the payment of interest due on the credit facility and certain other charges, with the balance of collections then being distributed to the Company.

         The current term of the FIRC credit facility expires on November 14, 2001, at which time, should the facility not be renewed, the outstanding borrowings would be converted to a term loan facility that would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

         FIARC COMMERCIAL PAPER FACILITY. When a sufficient number of receivables have been accumulated under the FIRC credit facility, they may be refinanced under the FIARC commercial paper facility through a transfer of a group of specified receivables from FIRC to FIARC. FIARC's purchase is funded through borrowings under the commercial paper facility equal to 94 percent of the aggregate principal balance of the receivables transferred. The remaining 6 percent of funds required to repay borrowings under the FIARC credit facility are advanced by the Company in the form of an equity contribution to FIARC. Enterprise funds the advance to FIARC through the issuance, by an affiliate of Enterprise, of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 2001, the maximum borrowings available under the commercial paper facility were $150 million. The Company's interest cost is based on Enterprise's commercial paper rates for specific maturities plus .30 percent. In addition, the Company is required to pay periodic facility fees and other costs related to the issuance of commercial paper.

         As collections are received on the transferred receivables they are remitted directly to a collection account maintained by the collateral agent for the FIARC commercial paper facility. From that account, a portion of the collected funds are distributed to Enterprise in an amount equal to the principal reduction required to maintain the 94 percent advance rate and to pay carrying costs and related expenses, with the balance released to the Company. In addition to the 94 percent advance rate, FIARC must maintain a 1 percent cash reserve as additional credit support for the facility.

         In November 2000, the Company increased its commercial paper facility, with Enterprise, which is credit enhanced by a surety bond issued by MBIA Insurance Corporation from $135 million to $150 million. The new facility expires on November 29, 2001. If the facility were terminated, no new receivables could be transferred to FIARC from FIRC and the receivables financed under the commercial paper facility would be allowed to amortize. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

         FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, a wholly-owned special-purpose financing subsidiary, First Investors Auto Capital Corporation ("FIACC"), entered into a $25 million commercial paper conduit facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank (the "FIACC commercial paper facility"), to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquires receivables from the Company and may borrow up to 88 percent of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .30 percent.

         At April 30, 2001, borrowings were $10,400,901 under the FIACC commercial paper facility, and had a weighted average interest rate of 5.56 percent, including the effects of program fees and hedge instruments. There were no outstanding borrowings at April 30, 2000. The current term of the FIACC commercial paper facility expires on November 14, 2001. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

         On September 15, 2000, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1997-1 (the "ALAC 97-1 Securitization"). Accordingly, the Company acquired $8,110,849 in outstanding receivables from the trust and borrowed $6,408,150 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,874,689 in senior notes and redeem $1,033,456 of the trust certificates. On March 15, 2001, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1998-1 (the "ALAC 98-1 Securitization"). Accordingly, the Company acquired $9,257,612 in outstanding receivables from the trust and borrowed $7,174,509 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,997,615 in senior notes and redeem $1,946,178 of the Trust Certificates. The receivables purchased were used as collateral to secure the FIACC borrowing with any residual cash flow generated by the receivables pledged to the partnership. As a result of utilizing FIACC to fund the repurchase of the ALAC securitizations, the Company has elected to utilize the FIACC commercial paper facility solely as the financing source for the repurchases and does not expect to utilize the facility to finance Receivables Held for Investment. Accordingly, the borrowing capacity was reduced from $25 million to $11,627,308 effective March 15, 2001.

         TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Term Notes is February 15, 2006. As of April 30, 2000 and 2001, the outstanding principal balances on the Term Notes were $151,104,279 and $84,925,871, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

         ACQUISITION FACILITY. On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC ("FIFS Acquisition"), entered into a $75 million non-recourse bridge financing facility with VFCC to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing, serve as the collateral for the bridge facility. The facility bore interest at VFCC's commercial paper rate plus 2.35 percent and expired August 14, 2000. Under the terms of the facility, all cash collections from the acquired receivables or cash distributions to the certificate holder under the securitizations are applied to pay FISC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness.

         On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus
0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $11,126,050 as of April 30, 2001 and had a weighted average interest rate of 6.26 percent, including the effects of program fees and hedge instruments. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

         The Class A Notes mature on July 31, 2001. If the Class A Notes are not renewed on or prior to the maturity date, the outstanding balance under the notes would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the notes from the lender prior to maturity. Management considers its relationship with the lender to be satisfactory and has no reason to believe that the notes will not be renewed. If the notes were not renewed however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company.

         WORKING CAPITAL FACILITY. The Company has maintained a $13.5 million working capital line of credit with Bank of America and First Union National Bank that was utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December 1999 and was scheduled to mature on December 22, 2000. Effective December 22, 2000, the $13.5 million in outstandings were refinanced through the issuance of a $13.5 million term loan. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also requires an additional principal payment of $300,000 on June 30, 2001 under certain conditions relating to the size of Bank of America's portion of the outstanding balance. Pursuant to this requirement, the Company paid $300,000 to Bank of America effective June 30, 2001. The remaining unpaid balance of the term loan is due at maturity on December 22, 2002. Pricing under the facility is based on the LIBOR rate plus 3 percent. The term loan is secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special-purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special-purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. On December 22, 2000, the warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs are included as deferred financing costs and will be amortized through the maturity date of the debt. In addition, if certain conditions were met, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants if any, to be issued on December 31, 2001 will be determined by the outstanding balance owing to Bank of America under of the term loan. In no event, however, can the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 will be included as deferred financing costs and amortized through the maturity date of the debt.

         On September 20, 1999, the Company entered into an unsecured promissory note with a director and shareholder of the Company under which the Company borrowed $2.5 million to fund its working capital requirement. The note was repaid in full on December 20, 1999 with the proceeds from borrowings under the increased working capital facility.

         LOAN COVENANTS. The documentation governing each of the Company's financing arrangements contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and working capital facility or the termination of the commercial paper facilities. Through the operation of the collateral agency arrangements described above, which are in the nature of a "lock-box" security device covering the collection of principal and interest on almost all of the Company's receivables, such a default could cause the immediate termination of the Company's primary sources of liquidity. The Company is not currently in default with any covenants governing these financing arrangements at April 30, 2001.

         INTEREST RATE MANAGEMENT. The Company's warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates that do not generally vary with the change in interest rates. Since a primary contributor to the Company's profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

         The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company's interest rate was fixed at 5.565 percent on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Term Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505 percent and receives a fixed rate of 7.174 percent from the counterparty. The initial notional amount of the swap was $167,969,000, which amortizes in accordance with the expected amortization of the Term Notes. Final maturity of the swap is August 15, 2002.

         On September 27, 2000, the Company elected to terminate the floating swap at no material gain or loss and enter into a new swap under which the Company would pay a fixed rate of 6.30 percent on a notional amount of $100 million. Under the terms of the swap, the counterparty had the option of extending the swap for an additional three years to mature on April 15, 2004 at a fixed rate of 6.42 percent. On April 15, 2001, the counterparty exercised its extension option.

         On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004. Under the terms of these swaps, the Company will pay a floating rate based on one-month LIBOR and receive a fixed rate of 5.025 percent. Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed swap created by rapidly declining market interest rates.

         In connection with the repurchase of the ALAC 97-1 Securitization and the financing of the repurchase through the FIACC facility on September 15, 2000, the Company entered into an interest rate swap agreement with First Union under which the Company pays a fixed rate of 6.76 percent as compared to the one month commercial paper index rate. The initial notional amount of the swap was $6,408,150, which amortizes monthly in accordance with the expected amortization of the commercial paper borrowings and matures on December 15, 2001. On March 15, 2001, in connection with the repurchase of the ALAC 1998-1 Securitization and the financing of that purchase through the FIACC subsidiary, the Company and the counterparty modified the existing interest rate swap increasing the notional amount initially to $11,238,710 and reducing the fixed rate from 6.76 percent to 5.12 percent. The new notional amount is scheduled to amortize monthly in accordance with the expected principal amortization of the underlying borrowings. The expiration date of the swap was changed from December 15, 2001 to September 1, 2002.

         On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 20, 2002 while Swap B matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company, and the lender against any material increases in interest rates, which may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

         As of May 1, 2001 the Company had designated three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process will be recorded as unrealized gains or losses and be reflected as an increase or reduction in stockholders' equity through other comprehensive income. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps will be reflected as a gain or loss in net income for the appropriate measurement period. Management believes that since these two positions effectively offset, any net gains or losses will be immaterial to income.

         CREDIT ENHANCEMENT -- FIRC CREDIT FACILITY. In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as "ALPI" insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely the Company at its expense carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company's ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh ("National Union"), which is a wholly-owned subsidiary of American International Group. As of April 30, 2001, National Union had been assigned a rating of A+ + by A.M. Best Company, Inc.

         The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, which consist primarily of the basic ALPI insurance, represented approximately 3.9 percent of the principal amount of the receivables acquired during the year. Aggregate premiums paid for ALPI coverage alone during the three fiscal years ended April 30, 2001 were $3,537,416, $5,344,975 and $3,413,186, respectively, and accounted for 3.2 percent, 3.8 percent and 3.0 percent of the aggregate principal balance of the receivables acquired during such respective periods.

         Prior to establishing its relationship with National Union in March 1994, the Company's ALPI policy was provided by another third-party insurer. In April 1994 the Company organized First Investors Insurance Company (the "Insurance Affiliate") under the captive insurance company laws of the State of Vermont. The Insurance Affiliate is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Affiliate reinsures 100 percent of the risk under the Company's ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96 percent of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Affiliate. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Affiliate. As of April 30, 2001, gross premiums had been ceded to the Insurance Affiliate by National Union in the amount of $21,963,429 and, since its formation, the Insurance Affiliate reimbursed National Union for aggregate reinsurance claims in the amount of $6,210,971. In addition to the monthly premiums and liquidity reserves of the Insurance Affiliate, a trust account is maintained by National Union to secure the Insurance Affiliates obligations for losses it has reinsured.

         The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Affiliate, is obligated to indemnify National Union for all such losses. As of April 30, 2001, the Insurance Affiliate had capital and surplus of $1,633,013 and unencumbered cash reserves of $919,639 in addition to the $2,533,058 trust account.

         The ALPI coverage as well as the Insurance Affiliate's liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Affiliate's liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The

Company believes the losses its Insurance Affiliate will be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Affiliate.

         CREDIT ENHANCEMENT -- FIARC COMMERCIAL PAPER FACILITY. Prior to October 1996, the ALPI Policy, through the structure outlined above, served as credit enhancement for both the FIRC credit facility and the commercial paper facility. In October 1996, in connection with the increase in the FIARC commercial paper facility to $105 million, the Company elected to diversify its credit enhancement mechanisms, obtaining a surety bond from MBIA Insurance Corporation to enhance the FIARC commercial paper facility and retaining the ALPI Policy to enhance the FIRC credit facility. The surety bond provides payment of principal and interest to Enterprise in the event of payment default by FIARC. MBIA is paid a surety premium equal to 0.35 percent per annum on the average outstanding borrowings under the facility. The surety bond was issued for an initial term of two years and has been extended to November 29, 2001. Termination of the surety bond would result in default under the FIARC commercial paper facility.

         CREDIT ENHANCEMENT -- FIACC COMMERCIAL PAPER FACILITY. Under the structure of the FIACC commercial paper facility, no third-party credit insurance or surety bond is required. Credit enhancement is provided in the form of the 88 percent advance rate against eligible receivables and 2 percent cash reserve requirement.

         CREDIT ENHANCEMENT -- TERM NOTES. A surety bond issued by MBIA Insurance Corporation enhances the Term Notes issued in January 2000. The surety bond provides payment of principal and interest to the noteholders in the event of payment default by the 2000-A Trust. MBIA is paid a surety premium equal to
0.35 percent per annum on the outstanding balance of the Term Notes. The surety bond was issued for the term of the underlying notes, which mature on February 15, 2006.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

         The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,688,777 as of April 30, 2001 and $2,133,994 as of April 30, 2000 as a
percentage of Receivables Held for Investment of $244,684,343 as of April 30, 2001 and $231,696,539 as of April 30, 2000 was 1.1 percent at April 30, 2001 and
 .9 percent at April 30, 2000.

         With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of April 30, 2001 and 2000, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 8.6 percent and 17.3 percent, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows.

         The following table sets forth certain information regarding the Company's delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

                                                        AS OF OR FOR THE YEARS ENDED APRIL 30,
                                                      -----------------------------------------
                                                              2000                  2001
                                                      -------------------    ------------------
                                                       NUMBER                 NUMBER
                                                      OF LOANS     AMOUNT    OF LOANS    AMOUNT
                                                      --------     ------    --------    ------
              Receivables Held for Investment:
                Delinquent amount outstanding:
                  30 - 59 days........................   469       $5,308       396     $4,774
                  60 - 89 days........................   157        1,778       141      1,688
                  90 days or more.....................   162        1,799       199      2,409
                                                      --------     ------    --------   ------
              Total delinquencies.....................   788       $8,885       736     $8,871
                                                      ========     ======    ========   ======
              Total delinquencies as a percentage
                of outstanding receivables............   4.1%         3.8%      3.6%       3.6%
              Net charge-offs as a percentage of
                average receivables outstanding
                during the period.....................                2.8%                 3.2%


         The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 6.0 percent and 8.7 percent as of April 30, 2001, and 2000, respectively.

         The Company believes that the fundamental factors in minimizing delinquencies are prudent loan origination procedures, the initial contact with customers made by Company personnel (described above under "Credit Evaluation") and attentive servicing of receivables. In addition, based on its experience, the Company believes that delinquency risk can be reduced to some degree by more conservative loan structures which limit loan terms and loan-to-value ratios and by managing the composition of its portfolio to include a relatively large proportion of receivables arising from the sale of new or late-model used cars. These vehicles are less likely to experience mechanical problems during the initial 24 months of the loan (which is the period of highest delinquency risk) and the purchasers of such vehicles appear to have a relatively higher commitment to loan performance than the purchasers of older used automobiles. Therefore, the Company (unlike many of its competitors in the sub-prime market) concentrates on financing new and late-model used cars to the extent practicable. In view of the popularity in recent years of new automobile leasing programs sponsored by manufacturers and franchised dealers, the Company believes that large numbers of late-model used automobiles will be available for sale over the near term as these vehicles come "off lease". As of April 30, 2001, approximately 19 percent of the receivables that had been acquired by the Company related to new vehicles and approximately 81 percent of the receivables arose from the sale of used vehicles. Of the Company's Receivables Held for Investment at that date, approximately 77 percent originated from the sale of vehicles that were either new or no more than two model years old at the time of sale.

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

         In connection with the acquisition of FISC in October 1998, the Company obtained interests in two securitizations of automobile receivables (as further described in Note 2 in the Notes to Consolidated Financial Statements). The outstanding balance of the receivables sold pursuant to these two securitizations were repurchased by the Company in September 2000 and March 2001, respectively, and are now reflected in Receivables Acquired for Investment.

EMPLOYEES

         The Company had 167 employees as of April 30, 2001, including 49 located at its headquarters in Houston, 113 located at its loan servicing center in Atlanta and 5 regional marketing representatives. The Company's employees are covered by group health insurance, but the Company has no pension, profit-sharing or other material benefit programs. Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant's voluntary contributions up to a maximum voluntary contribution of 3 percent of the participant's compensation. In fiscal years 2001 and 2000, the Company made matching contributions to the 401(k) plan of $32,932 and $31,954, respectively. Prior to fiscal year 2000, no matching contributions were made. Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company. Under the terms of the Deferred Compensation Plan, the participants may elect to make contributions to the plan that exceeds amounts allowed under the Company's 401(k) plan. The Company pays the administrative expenses of the Deferred Compensation Plan. As of April 30, 2001 and 2000, the amounts invested under the Deferred Compensation Plan totaled $527,958 and $258,521, respectively. The Company has no collective bargaining agreements and considers its employee relations to be satisfactory.

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

         The servicing and collection platform is provided by a third party application service provider through which the Company accesses a mainframe system which is designed to provide support for all collections and servicing activities including billing, collection process management, account activity history, repossession management, loan accounting information and payment posting. The Company pays a monthly usage fee to the service provider based on the number of accounts serviced. The Company also utilizes auto dialer software that interfaces with the system and serves as an efficiency tool in the collection process.

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

     The Company's business requires it to hold consumer lending licenses issued by individual states, under which the Company is subject to periodic examinations. State consumer credit regulatory authorities generally enjoy broad discretion in the revocation and renewal of such licenses and the loss of one or more of these in states in which the Company conducts material business could adversely affect the Company's operations.

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

     The Company believes that its operations comply in all material respects with the requirements of laws and regulations applicable to its business. These requirements and the interpretations thereof, change from time to time and are not uniform among the states in which the Company operates. The Company retains a specialized consumer credit legal counsel that engages and supervises local legal counsel in each state where the Company does business, to monitor compliance on an ongoing basis and to respond to changes in applicable requirements as they occur.

ITEM 2.  PROPERTIES

     The Company's principal physical properties are its data processing and communications equipment and furniture and fixtures, all of which the Company believes to be adequate for its intended use.

     The Company's offices in suburban Houston consist of approximately
12,369 square feet on the seventh floor of an eight-story office building. This space is held under a lease requiring average annual rentals of approximately $177,000 and expiring on February 28, 2003, with an option to renew for five years at the market rate then prevailing.

     The Company's offices in suburban Atlanta consist of approximately
27,467 square feet on the third and fourth floor of a four-story office building. This space is held under a lease requiring average annual rentals of approximately $557,000 and expiring on June 30, 2007, with an option to renew for two consecutive five-year periods at the market rate then prevailing.

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

                                     THREE MONTHS ENDED         HIGH       LOW
                   -------------------------------------------  -----     -----
                   April 30, 2001.............................  $4.50     $3.39
                   January 31, 2001...........................   4.44      3.00
                   October 31, 2000...........................   4.94      3.12
                   July 31, 2000..............................   5.25      4.69
                   April 30, 2000.............................   5.50      4.50
                   January 31, 2000...........................   6.03      4.75
                   October 31, 1999...........................   6.44      5.00
                   July 31, 1999..............................  $6.50     $5.20

     As of June 30, 2001, there were approximately 40 shareholders of record of the Company's common stock. The number of beneficial owners is unknown to the Company at this time.

     The Company has not declared or paid any cash dividends on its common stock since its inception. The payment of cash dividends in the future will depend on the Company's earnings; financial condition and capital needs and on other factors deemed pertinent by the Company's Board of Directors. It is currently the policy of the Board of Directors to retain earnings to finance the operation and expansion of the Company's business and the Company has no plans to pay any cash dividends on the common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company for the five fiscal years ended April 30, 2001, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except share data).

                                                                          YEARS ENDED APRIL 30,
                                                        --------------------------------------------------------
                                                          1997        1998       1999(1)      2000        2001
                                                        --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS:
Interest income......................................   $ 18,151    $ 20,049    $ 31,076    $ 40,276    $ 44,365
Interest expense.....................................      6,706       7,834      12,782      16,510      20,141
                                                        --------    --------    --------    --------    --------
    Net interest income..............................     11,445      12,215      18,294      23,766      24,224
Provision for credit losses.........................       2,520       3,901       4,661       6,414       8,351
Loss on Trust Certificates...........................       --          --          --          --           400
                                                        --------    --------    --------    --------    --------
    Net interest income after provision for
       credit losses and loss on Trust Certificates..      8,925       8,314      13,633      17,352      15,473
                                                        --------    --------    --------    --------    --------
Servicing............................................       --          --         1,200       1,293         457
Late fees and other..................................        693         617       1,594       2,728       2,563
                                                        --------    --------    --------    --------    --------
    Total other income...............................        693         617       2,794       4,021       3,020
                                                        --------    --------    --------    --------    --------
Servicing fees.......................................      1,536       1,838       2,350         435        --
Salaries and benefits................................      2,351       2,639       6,030       9,413       9,389
Other interest expense...............................       --           111         540       1,153       1,311
Other................................................      2,356       2,415       4,354       5,705       6,897
                                                        --------    --------    --------    --------    --------
    Total operating expenses.........................      6,243       7,003      13,274      16,706      17,597
                                                        --------    --------    --------    --------    --------
Income before provision for income taxes and
    Minority Interest................................      3,375       1,928       3,153       4,667         896
Provision for income taxes...........................      1,232         704       1,151       1,703         327
Minority Interest....................................       --          --          --          --           517
                                                        --------    --------    --------    --------    --------
Net Income...........................................   $  2,143    $  1,224    $  2,002    $  2,964    $     52
                                                        ========    ========    ========    ========    ========
Basic and Diluted net income per
    Common  Share....................................   $   0.39    $   0.22    $   0.36    $   0.53    $   0.01
                                                        ========    ========    ========    ========    ========


                                                                              AS OF APRIL 30,
                                                        --------------------------------------------------------
                                                          1997        1998       1999(1)      2000        2001
                                                        --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Receivables Held for Investment, net.................   $118,299    $139,599    $183,319    $235,955    $248,186
Receivables Acquired for Investment, net.............       --          --        41,024      21,888      26,121
Investment in Trust Certificates.....................       --          --        10,755       5,849        --
Other assets.........................................     21,444      21,654      37,711      39,567      38,562
                                                        --------    --------    --------    --------    --------
    Total assets.....................................   $139,743    $161,253    $272,809    $303,259    $312,869
                                                        ========    ========    ========    ========    ========

Debt:
    Term Notes.......................................   $   --      $   --      $   --      $151,104    $ 84,926
    Acquisition term facility........................       --          --        55,737      26,212      11,126
    Warehouse credit facilities......................    112,894     130,813     176,549      77,545     168,250
    Working capital facility.........................       --         2,500       7,235      13,300      12,825
Other liabilities....................................      2,913       2,780       6,126       4,972       3,803
Minority Interest....................................       --          --          --          --         1,587
Shareholders' equity.................................     23,936      25,160      27,162      30,126      30,352
                                                        --------    --------    --------    --------    --------
      Total liabilities and shareholders' equity.....   $139,743    $161,253    $272,809    $303,259    $312,869
                                                        ========    ========    ========    ========    ========

-----------------

(1) On October 2, 1998, the Company completed the acquisition of FISC. FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. The transaction was treated as a purchase for accounting purposes and results of operations are included in the Company's consolidated financial statements beginning on October 2, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Net income for the year ended April 30, 2001, was $51,646 or $0.01 per common share. Net income for the year ended April 30, 2000, was $2,963,535 or $0.53 per common share. The results for fiscal 2001 include the effects of $1.6 million in pre-tax, non-cash charges in the fourth quarter. See Results of Operations.

OVERVIEW

         The Company is a consumer finance company engaged in both the purchase of receivables originated by franchised automobile dealers and originating loans directly to consumers in connection with the sale of new and late-model used vehicles. The Company specializes in lending to consumers with impaired credit profiles. At April 30, 2001, the Company had a network of 1,443 franchised dealers in 26 states from which it regularly purchases receivables at the time of origination. The Company also originates loans directly through consumers utilizing the Internet and direct marketing. While the Company intends to continue to geographically diversify its receivables portfolio, approximately 27 percent of Receivables Held for Investment at April 30, 2001 represent receivables acquired from dealers or originated to consumers located in Texas.

         The primary source of the Company's revenues is interest income from receivables retained as investments, while its primary cost has been interest expense arising from the financing of the Company's investment in such receivables. The profitability of the Company during this period has been determined by the growth of the receivables portfolio and effective management of net interest income and fixed operating expenses. In addition, on October 2, 1998, the Company completed the acquisition of First Investors Financial Servicing Corporation ("FISC") formally known as Auto Lenders Acceptance Corporation, from Fortis, Inc. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates and interest strips related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. FISC performs servicing and collection functions on a $270 million portfolio of loans originated in 31 states.

         The following table summarizes the Company's growth in receivables and net interest income for the last two fiscal years (dollars in thousands):



                                                        AS OF OR FOR THE
                                                      YEARS ENDED APRIL 30,
                                                  ---------------------------
                                                     2000             2001
                                                  ----------       ----------
Receivables Held for Investment:
     Number...................................        19,374           20,502
     Principal balance........................      $231,697         $244,684
     Average principal balance of
         Receivables outstanding during
         the twelve-month period..............      $208,160         $247,434
     Average principal balance of
         Receivables outstanding during
         the three-month period...............      $224,286         $248,987
Receivables Acquired for Investment:
     Number...................................         3,375            4,721
     Principal balance........................      $ 28,097         $ 25,397
Securitized Receivables(1):
     Number...................................         4,281            --
     Principal balance........................      $ 29,337            --
Total Managed Receivables Portfolio:
     Number...................................        27,030           25,223
     Principal Balance........................      $289,131         $270,081


----------------------

(1) Represents receivables previously owned by FISC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables. Both securitizations were liquidated during the year ended April 30, 2001 and the receivables were repurchased. These receivables are included in Receivables Acquired for Investment.


                                                      YEARS ENDED APRIL 30,
                                                      ---------------------
                                                         2000       2001
                                                      ---------  ---------
Interest income(1):
Receivables Held for Investment.....................    $33,333    $39,915
Receivables Acquired for Investment, Investment
   in Trust Certificates and Minority Interest (2)..      6,943      4,450
                                                      ---------  ---------
                                                         40,276     44,365
Interest expense:
Receivables Held for Investment(3)..................     13,573     19,068
Receivables Acquired for Investment and Investment
   in Trust Certificates ...........................      2,937      1,073
                                                      ---------  ---------
                                                         16,510     20,141
                                                      ---------  ---------
   Net interest income .............................    $23,766    $24,224
                                                      =========  =========


----------------------
(1)  Amounts shown are net of amortization of premium and deferred fees.
(2) Amounts shown for the year ended April 30, 2001 reflect $1,215 in interest income related to minority interest.
(3) Includes facility fees and fees on the unused portion of the credit facilities.

         The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):


                                                     YEARS ENDED
                                                      APRIL 30,
                                                   ---------------
                                                     2000     2001
                                                   ------    -----
Receivables Held for Investment:
     Effective yield on Receivables
        Held for Investment(1)..............        16.0%    16.1%
     Average cost of debt(2)................         6.7      7.6
                                                   ------    -----
     Net interest spread(3).................         9.3%     8.5%
                                                   ======    =====
     Net interest margin(4).................         9.5%     8.4%
                                                   ======    =====


--------------------------

(1) Represents interest income as a percentage of average Receivables Held for Investment outstanding.
(2) Represents interest expense as a percentage of average debt outstanding.
(3) Represents yield on Receivables Held for Investment less average cost of debt.
(4) Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

         The Company intends to increase its acquisition of receivables by expanding its dealer base in existing states served, by expanding its dealer base into new states and by generating additional loan volume by increasing direct to consumer lending. To the extent that the Company's receivables acquisitions exceed the extinguishment of receivables through principal payments, payoffs or defaults, its receivables portfolio and interest income will continue to increase. The following table summarizes the activity in the Company's receivables portfolio (dollars in thousands):


                                                            YEARS ENDED
                                                              APRIL 30,
                                                        --------------------
                                                           2000       2001
                                                        ---------  ---------
    Receivables Held for Investment:
       Principal balance, beginning of period.........   $179,808   $231,697
       Originations...................................    141,306    115,042
       Principal payments and payoffs.................    (77,602)   (90,143)
       Defaults prior to liquidations and recoveries..    (11,815)   (11,912)
                                                         --------   --------
       Principal balance, end of period...............   $231,697   $244,684
                                                         ========   ========


         Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See "Delinquency and Credit Loss Experience".

ANALYSIS OF NET INTEREST INCOME

         Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $24.2 million in 2001, an increase of 2 percent and 30 percent, when compared to amounts reported in 2000 and 1999, respectively. The increase resulted primarily from the growth of the receivables held for investment offset by lower contributions to interest income from the receivables acquired for investment and trust certificates due to the liquidating nature of these assets.

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


                                                                         YEARS ENDED APRIL 30,
                                                    ---------------------------------------------------------------
                                                             1999 TO 2000                    2000 TO 2001
                                                    ---------------------------------------------------------------
                                                         INCREASE                         INCREASE
                                                        (DECREASE)                       (DECREASE)
                                                     DUE TO CHANGE IN                 DUE TO CHANGE IN
                                                    ------------------              -------------------
                                                     AVERAGE                         AVERAGE
                                                    PRINCIPAL  AVERAGE   TOTAL NET  PRINCIPAL   AVERAGE   TOTAL NET
                                                     AMOUNT      RATE    INCREASE    AMOUNT      RATE     INCREASE
                                                    ---------  -------   ---------  ---------   -------   ---------
  Receivables Held for Investment:
       Interest income..........................    $   8,531   $ (345)  $  8,186    $ 6,289    $   293    $ 6,582
       Interest expense.........................        3,278      488      3,766      3,174      2,321      5,495
                                                    ---------  -------   ---------  ---------   -------   ---------
       Net interest income......................    $   5,253   $ (833)  $  4,420    $ 3,115    $(2,028)   $ 1,087
                                                    =========  =======   =========  =========   =======   =========

RESULTS OF OPERATIONS

       FISCAL YEAR ENDED APRIL 30, 2001, COMPARED TO FISCAL YEAR ENDED APRIL 30, 2000 (DOLLARS IN THOUSANDS)

       INTEREST INCOME. Interest income for 2001 increased by $4,089, or 10 percent over 2000, primarily as a result of an increase in the average principal balance of Receivables Held for Investment of 19 percent from 2000 to 2001 offset by the decrease in interest income on Receivables Acquired for Investment and Investment in Trust Certificates of 36 percent. The decrease in interest income on Receivables Acquired for Investment and Investment in Trust Certificates is attributable to a 52 percent decline in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates for 2001 as compared to 2000.

       INTEREST EXPENSE. Interest expense for 2001 increased by $3,631, or 22 percent, over 2000. An increase in the weighted average borrowings outstanding under credit and term facilities of 23 percent resulted in $3,174 of this difference. These facilities are used to fund Receivables Held for Investment. The weighted average cost of debt to fund Receivables Held for Investment increased to 7.6 percent for the year ended April 30, 2001 compared to 6.7 percent for the year ended April 30, 2000 accounting for $2,321 of the difference. Contributing to this increase is the write off of $230 of deferred financing costs related to a reduction in the FIACC borrowing capacity. Conversely, the interest expense on the Receivables Acquired for Investment decreased $1,864 primarily resulting from a decrease in the weighted average borrowings outstanding of 49 percent.

       NET INTEREST INCOME. Net interest income increased by $458 in 2001, an increase of 2 percent over 2000. Increases in net interest income from the Receivables Held for Investment were offset by decreases in the Receivables Acquired for Investment and Investment in Trust Certificates.

       PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2001 increased by $1,937, or 30 percent, over 2000, as a result in the growth of Receivables Held for Investment and the increase in the allowance for credit losses to 1.1 percent of outstanding receivables in 2001 compared to .9 percent of outstanding receivables for 2000. The increase of $430 was made in light of the recent slowdown in economic growth and softness in the employment rate. Net charge-offs increased from $5,810 in fiscal 2000 to $7,796 in fiscal 2001, due to the increase in Receivables Held for Investment and a higher charge-off rate due to a slight increase in the repossession rate and lower repossession recoveries.

       LOSS ON TRUST CERTIFICATES. During the fourth quarter of fiscal 2001 a loss of $400,000 was recorded on the ALAC Automobile Receivables Trust 1998-1. The writedown is attributable to weakening economic conditions and the impact of these factors on the value of the certificates. The loss to the Company, net of the minority interest, is $280,000.

       SERVICING INCOME. Servicing income represents amounts received on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3 percent on the outstanding principal balance of the securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Servicing income decreased 65 percent for fiscal 2001 as compared to fiscal 2000. This decrease results from the declining principal balance of the securitized receivables as well as liquidation of the securitizations. One securitization was called September 15, 2000 and the other was called March 15, 2001, when the underlying receivables were repurchased. Subsequent to the call date, no further servicing income is earned.

       LATE FEES AND OTHER INCOME. Late fees and other income primarily represents late fees collected from customers on past due accounts, collections on certain FISC assets which had previously been charged off by the Company, and interest income earned on short-term marketable securities and money market instruments. Late fees and other income decreased to $2,563 in 2001 from $2,728 in 2000 mainly attributable to lower late fees as a result of the call of the two securitizations. Under the servicing agreement, fees collected were paid to the Company as additional servicing compensation. After the call, fees collected are recorded as part of accretable yield in the Receivables Acquired for Investment.

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

       SALARIES AND BENEFIT EXPENSES. Salaries and benefits decreased from $9,413 in 2000 to $9,389 in 2001. The decrease is a result of decreasing staff levels in light of the decline in the Company's managed receivables portfolio. The majority of the decrease occurred in the fourth quarter 2001.

       OTHER INTEREST EXPENSE. Other interest expense increased $157, or 14 percent, for the year ended April 30, 2001 over the year ended April 30, 2000. The increase is principally related to an increase in the average borrowings outstanding under the working capital facility of 23 percent.

       OTHER EXPENSES. Other expenses increased $1,192 or 21 percent in fiscal 2001. The increase is largely due to $696 in non-recurring charges primarily related to the write-off of certain unamortized software costs, professional fees that were incurred during the period, and other non-cash costs. Expenses for fiscal 2001 were also reflective of a full year of servicing costs related to Receivables Held for Investment, which were converted from a third-party servicer in July 1999.

       INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. During 2001, income before provision for income taxes and minority interest decreased by $3,771, or 81 percent from 2000 as a result of the factors discussed above.

FISCAL YEAR ENDED APRIL 30, 2000, COMPARED TO FISCAL YEAR ENDED APRIL 30, 1999 (DOLLARS IN THOUSANDS)

       INTEREST INCOME. Interest income for 2000 increased by $9,200, or 30 percent over 1999, primarily as a result of an increase in the average principal balance of Receivables Held for Investment of 34 percent from 1999 to 2000 and the increase in interest income on Receivables Acquired for Investment and Investment in Trust Certificates of 17 percent. The increase in interest income on Receivables Acquired for Investment and Investment in Trust Certificates is attributable to a full twelve-month period for fiscal 2000 as compared to a seven-month period for fiscal 1999 from the FISC acquisition in October 1998. This is offset by a 41 percent decline in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates for 2000 as compared to 1999.

       INTEREST EXPENSE. Interest expense for 2000 increased by $3,728, or 29 percent, over 1999. An increase in the weighted average borrowings outstanding under credit and term facilities of 33 percent resulted in $3,766 of this difference. The remaining difference is primarily due to a 33 percent decrease in the average outstanding borrowings for the FISC acquisition facility. This decrease is offset by a full twelve-month period for the acquisition facility in fiscal 2000 compared to seven months for fiscal 1999. Lastly, the weighted average cost of debt to fund

Receivables Held for Investment increased to 6.7 percent for the year ended April 30, 2000 compared to 6.5 percent for the year ended April 30, 1999.

       NET INTEREST INCOME. Net interest income increased by $5,472 in 2000, an increase of 30 percent over 1999. The increase resulted primarily from the growth in Receivables Held for Investment and the contributions to interest income from the Receivables Acquired for Investment and Investment in Trust Certificates.

       PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2000 increased by $1,753, or 38 percent, over 1999, as a result in the growth of Receivables Held for Investment and the maintenance of an allowance for credit losses of .9 percent of outstanding receivables. Net charge-offs increased from $4,330 in fiscal 1999 to $5,810 in fiscal 2000, also as a result of the increase in Receivables Held for Investment.

       SERVICING INCOME. Servicing income represents amounts received on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3 percent on the outstanding principal balance of the securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Servicing income increased 8 percent for fiscal 2000 as compared to fiscal 1999. This increase is a result of a full twelve months of activity for 2000 compared to seven months from the acquisition date of October 1998 to April 1999 for fiscal 1999. This increase is offset by a 46 percent decline in the average outstanding principal balance of the securitized loans during 2000 as compared to 1999.

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

       SALARIES AND BENEFIT EXPENSES. Salaries and benefits increased from $6,030 in 1999 to $9,413 in 2000, an increase of $3,383 or 56 percent. The increase is a result of increasing staff levels to support an increase in the Company's managed receivables portfolio, an expansion of its geographic territory and an increase in staffing levels as a result of the acquisition of FISC and the resulting assumption of loan servicing activities. Contributing to the increase is the inclusion of a full twelve-month period for FISC in fiscal 2000 as compared to only seven months for fiscal 1999. As of April 30, 2000, the Company had 177 employees compared to 148 as of April 30, 1999.

       OTHER INTEREST EXPENSE. Other interest expense increased $613, or 114 percent, for the year ended April 30, 2000 over the year ended April 30, 1999. The increase is related to an increase in the average borrowings outstanding under the working capital facility of 130 percent and an increase in the average borrowing rate.

       OTHER EXPENSES. Other expenses increased 31 percent in fiscal 2000. The increase is primarily due to including a full twelve-month period for FISC in fiscal 2000 compared to only seven months in 1999.

       INCOME BEFORE PROVISION FOR INCOME TAXES. During 2000, income before provision for income taxes increased by $1,514, or 48 percent from 1999 as a result of the positive factors discussed above.

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

       The Company's most significant cash flow requirement is the acquisition of receivables. The Company paid $115.0 million for receivables acquired to be held for investment for 2001 compared to $141.3 million in 2000.

       The Company funds the purchase price of receivables through a combination of two warehouse facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, but not to exceed $50 million. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source up to $150 million. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued Term Notes. Substantially all of the Company's receivables are pledged to collateralize these credit facilities and Term Notes.

       The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolios. The Company received such payments in the amount of $130.1 million in 2001 and $110.0 million in 2000. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During fiscal years 2001 and 2000, the Company required net cash flow, respectively, of $24.9 million and $63.7 million (cash required to acquire receivables held for investment net of principal payments on receivables) to fund the growth of its receivables portfolio. The Company has relied on borrowed funds to provide the source of cash flow to fund such growth.

       CAPITALIZATION. The Company has financed its acquisition of such receivables primarily through these types of credit facilities since 1992. The Company's equity was not a significant factor in its capitalization until the completion of the Company's initial public offering of common stock in October 1995, resulting in net proceeds of $18.5 million. However, the Company expects to continue to rely primarily on its credit facilities and the issuance of secured term notes to acquire and retain receivables. The Company believes its existing credit facilities have adequate capacity to fund the increase of the receivables portfolio expected in the foreseeable future. While the Company has no reason to believe that these facilities will not continue to be available, their termination could have a material adverse effect on the Company's operations if substitute financing on comparable terms was not obtained.

       FIRC CREDIT FACILITY. The primary source of acquisition financing for Receivables Held for Investment has been through a syndicated warehouse credit facility agented by Bank of America. The FIRC credit facility currently provides for maximum borrowings, subject to certain adjustments, up to the outstanding principal balance of qualified receivables, but not to exceed the facility limit of $50 million as of April 30, 2001 and $65 million as of April 30, 2000. Borrowings under the FIRC credit facility bear interest pursuant to certain indexed variable rate options at the election of the Company or any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company bases its selection of the interest rate option primarily on its expectations of market interest rate fluctuations, the timing and the amount of the required funding and the period of time it anticipates requiring the funding prior to transfer to the FIARC commercial paper facility. The FIRC credit facility provides for a term of one year, matures November 14, 2001 at which time, should the facility not be renewed, the outstanding borrowings would be converted to a term loan facility that would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. Borrowings under the FIRC credit facility were $59,540,000 and $36,040,000 at April 30, 2000 and 2001, respectively. The
Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

       FIARC COMMERCIAL PAPER FACILITY. The Company has indirect access to the commercial paper market through a $150 million commercial paper conduit facility with Enterprise Funding Corporation ("Enterprise"), a commercial paper conduit managed by Bank of America. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility by transferring a specific group of receivables to a discrete special-purpose financing subsidiary and pledging those receivables as collateral. Receivables are generally transferred from the FIRC credit facility to the FIARC commercial paper facility to refinance them on a longer term basis at interest rates based on commercial paper rates and to provide additional borrowing capacity under the FIRC credit facility. Borrowings under this commercial paper facility bear interest at the commercial paper rate plus
 .30 percent. The current term of the FIARC commercial paper facility expires on November 29, 2001. If the FIARC commercial paper facility were terminated, no new receivables could be transferred from the FIRC credit facility to Enterprise; however, the then outstanding receivables would continue to be financed until fully amortized. At April 30, 2000 and 2001, the Company had borrowings of $18,004,889 and $121,808,808, respectively, outstanding under the commercial paper facility. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

       FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with VFCC, a commercial paper conduit administered by First Union National Bank, to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquires receivables from the Company and may borrow up to 88 percent of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus 0.30 percent.

       At April 30, 2001, borrowings were $10,400,901 under the FIACC commercial paper facility, and had a weighted average interest rate of 5.56 percent, including the effects of program fees and hedge instruments. There were no outstanding borrowings at April 30, 2000. The current term of the FIACC commercial paper facility expires on November 14, 2001. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

       On September 15, 2000, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1997-1. Accordingly, the Company acquired $8,110,849 in outstanding receivables from the trust and borrowed $6,408,150 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,874,689 in senior notes and redeem $1,033,456 of the trust certificates. On March 15, 2001, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1998-1. Accordingly, the Company acquired $9,257,612 in outstanding receivables from the trust and borrowed $7,174,509 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,997,615 in senior notes and redeem $1,946,178 of the trust certificates. The receivables purchased were used as collateral to secure the FIACC borrowing with any residual cash flow generated by the receivables pledged to the Partnership. As a result of utilizing FIACC to fund the repurchase of the ALAC securitization, the Company has elected to utilize the FIACC commercial paper facility solely as the financing source for this repurchase and does not expect to utilize the facility to finance Receivables Held for Investment. Accordingly, the borrowing capacity was reduced from $25 million to $11,627,308 effective March 15, 2001.

       TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Term Notes is February 15, 2006. As of April 30, 2000 and 2001, the outstanding principal balance on the Term Notes was $151,104,279 and $84,925,871, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

       The following table summarizes borrowings under the warehouse credit facility, the FIARC and FIACC commercial paper facilities and the Term Notes (dollars in thousands):

                                                 AS OF OR FOR THE
                                                    YEARS ENDED
                                                     APRIL 30,
                                              -------------------------
                                                 2000        2001(3)
                                              ----------  -------------
At period-end:
     Balance outstanding.....................  $228,649     $242,774
     Weighted average interest rate(1).......      6.91%         7.0%
During period(2):
     Maximum borrowings  outstanding.........  $228,649     $261,613
     Weighted average balance outstanding....   202,405      249,763
     Weighted average interest  rate.........       6.7%         7.6%

--------------------
(1) Based on interest rates, facility fees, surety bond fees and hedge instruments applied to borrowings outstanding at period-end.
(2)  Based on month-end balances.
(3) Includes borrowings under the FIACC commercial paper facility for the period from May 1, 2000 until September 15, 2000. See FIACC Commercial Paper Facility.

       ACQUISITION FACILITY. On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC ("FIFS Acquisition"), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date,
(ii) FISC's ownership interest in certain trust certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bore interest at VFCC's commercial paper rate plus 2.35 percent and expired August 14, 2000. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3% on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness.

         On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus
0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Held for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $11,126,050 as of April 30, 2001 and had a weighted average interest rate of 6.26 percent, including the effects of program fees and hedge instruments. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During fiscal 2001, $3,084,494 was distributed to the limited partner. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

         The Class A Notes mature on July 31, 2001. If the Class A Notes are not renewed on or prior to the maturity date, the outstanding balance under the notes would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the notes from the lender prior to maturity. Management considers its relationship with the lender to be satisfactory and has no reason to believe that the notes will not be renewed. If the notes were not renewed however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company.

         WORKING CAPITAL FACILITY. The Company has maintained a $13.5 million working capital line of credit with Bank of America and First Union National Bank that was utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December 1999 and was scheduled to mature on December 22, 2000. Effective December 22, 2000, the $13.5 million in outstandings were refinanced through the issuance of a $13.5 million term loan. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also requires an additional principal payment of $300,000 on June 30, 2001 under certain conditions relating to the size of Bank of America's portion of the outstanding balance. Pursuant to this requirement, the Company paid $300,000 to Bank of America effective June 30, 2001. The remaining unpaid balance of the term loan is due at maturity on December 22, 2002. Pricing under the facility is based on the LIBOR rate plus 3 percent. The term loan is secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. On December 20, 2000, the warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs are included as deferred financing costs and will be amortized through the maturity date of the debt. In addition, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants if any, to be issued on December 31, 2001 will be determined by the outstanding balances owing to Bank of America under of the term loan. In no event, however, can the additional warrants issued on

December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 will be included as deferred financing costs and amortized through the maturity date of the debt.

         On September 20, 1999, the Company entered into an unsecured promissory note with a director and shareholder of the Company under which the Company borrowed $2.5 million to fund its working capital requirement. The note was repaid in full on December 20, 1999 with the proceeds from borrowings under the increased working capital facility.

         INTEREST RATE MANAGEMENT. The Company's warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates that do not generally vary with the change in interest rates. Since a primary contributor to the Company's profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

         The Company was previously a party to a swap agreement with Bank of America pursuant to which the company's interest rate was fixed at 5.565 percent on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505 percent and receives a fixed rate of 7.174 percent from the counterparty. The initial notional amount of the swap was $167,969,000, which amortizes in accordance with the expected amortization of the Notes. Final maturity of the swap is August 15, 2002.

         On September 27, 2000, the Company elected to terminate the floating swap at no material gain or loss and enter into a new swap under which the Company would pay a fixed rate of 6.30 percent on a notional amount of $100 million. Under the terms of the swap, the counterparty had the option of extending the swap for an additional three years to mature on April 15, 2004 at a fixed rate of 6.42 percent. On April 15, 2001, the counterparty exercised its extension option.

         On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004. Under the terms of these swaps, the Company will pay a floating rate based on one-month LIBOR and receive a fixed rate of 5.025 percent. Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed swap created by rapidly declining market interest rates.

         During the years ended April 30, 2001, 2000 and 1999 amounts paid pursuant to the Company's interest rate management products were not material in relation to interest expense in the aggregate nor did they have a material impact on the Company's weighted average costs of funds during such periods.

         In connection with the repurchase of the ALAC 97-1 Securitization and the financing of the repurchase through the FIACC facility on September 15, 2000, the Company entered into an interest rate swap agreement with First Union under which the Company pays a fixed rate of 6.76 percent as compared to the one month commercial paper index rate. The initial notional amount of the swap was $6,408,150, which amortizes monthly in accordance with the expected amortization of the commercial paper borrowings and matures on December 15, 2001. On March 15, 2001, in connection with the repurchase of the ALAC 1998-1 Securitization and the financing of that purchase through the FIACC subsidiary, the Company and the counterparty modified the existing interest rate swap increasing the notional amount initially to $11,238,710 and reducing the fixed rate from 6.76 percent to 5.12 percent. The new notional amount is scheduled to amortize monthly in accordance with the expected principal amortization of the underlying borrowings. The expiration date of the swap was changed from December 15, 2001 to September 1, 2002.

         On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 20, 2002 while Swap B matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company, and the lender against any material increases in interest rates, which may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the aqauisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

         As of May 1, 2001 the Company had designated three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process will be recorded as unrealized gains or losses and be reflected as an increase or reduction in stockholders' equity through other comprehensive income. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps will be reflected as a gain or loss in net income for the appropriate measurement period. Management believes that since these two positions effectively offset, any net gains or losses will be immaterial to income.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

         The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,688,777 as of April 30, 2001 and $2,133,994 as of April 30, 2000 as a
percentage of the Receivables Held for Investment of $244,684,343 as of April 30, 2001 and $231,696,539 as of April 30, 2000 was 1.1 percent at April 30, 2001 and .9 percent at April 30, 2000.

         With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of April 30, 2001 and 2000, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 8.6 percent and 17.3 percent, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows.

         The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

         Under its financing programs, the Company retains the credit risk associated with the receivables acquired. Historically, the Company has purchased credit enhancement insurance from third party insurers, which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the FIARC and FIACC commercial paper facilities and receivables financed under the FIAIC Term Notes do not carry default insurance. Provisions for credit losses of $8,351,234 and $6,414,572 have been recorded for the years ended April 30, 2001 and 2000, respectively for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

         The allowance for credit losses represents management's estimate of losses for receivables that have become impaired. In making this estimate, management analyzes portfolio characteristics in the light of its underwriting criteria, delinquency and repossession statistics, historical loss experience, and size, quality and concentration of the receivables, as well as external factors such as current economic conditions. The allowance for credit losses is based on estimates and qualitative evaluations and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

         The following table sets forth certain information regarding the Company's delinquency and charge-off experience over its last two fiscal years (dollars in thousands):



                                                                     AS OF OR FOR THE YEARS ENDED APRIL 30,
                                                             ----------------------------------------------------
                                                                        2000                        2001
                                                             ------------------------     -----------------------
                                                               NUMBER                       NUMBER
                                                              OF LOANS        AMOUNT       OF LOANS       AMOUNT
                                                             ----------      --------     ----------     --------
Receivables Held for Investment:
     Delinquent amount outstanding:
          30 - 59 days..................................         469          $5,308          396         $4,774
          60 - 89 days..................................         157           1,778          141          1,688
          90 days or more...............................         162           1,799          199          2,409
                                                             ----------      --------     ----------     --------
Total delinquencies.....................................         788          $8,885          736         $8,871
                                                             ==========      ========     ==========     ========
Total delinquencies as a percentage
    of outstanding receivables..........................         4.1%            3.8%         3.6%           3.6%
Net charge-offs as a percentage of average receivables
    outstanding during the period.......................                         2.8%                        3.2%



         The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 6.0 percent and 8.7 percent as of April 30, 2001, and 2000, respectively.

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

         As of April 30, 2001, the Company had $62 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1 percent increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $394,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of June 1, 2001, the Company increased the floating rate exposure in conjunction with the $100 million floating rate swaps. For every 1 percent increase in LIBOR, annual after-tax earnings would decrease by approximately $635,000 related to these swaps.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information responsive to this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders expected to be held September 6, 2001, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information responsive to this item appears under the caption "Summary Compensation Table" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders expected to be held September 6, 2001, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information responsive to this item appears under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders expected to be held September 6, 2001, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information responsive to this item appears under the caption "Certain Transactions" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders expected to be held September 6, 2001, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

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
                    and General Electric Capital Corporation, as amended by First
                    Amendment to Servicing Agreement dated as of November 4, 1993,
                    Second Amendment to Servicing Agreement dated as of March 1, 1994 and Third Amendment to Servicing Agreement dated as of June 1,
                    1995.
      10.10(a) --   Purchase Agreement between FIRC and First Investors Financial
                    Services, Inc. ("First Investors") dated October 16, 1992, as amended by First Amendment to Purchase Agreement dated as of
                    November 5, 1993 and Second Amendment to Purchase Agreement dated as of March 3, 1994.
      10.11(a) --   Auto Loan Protection Insurance Policy dated October 13, 1992 issued by Agricultural Excess & Surplus Insurance Company to FIRC
                    as insured.
      10.12(a) --   Auto Loan Protection Insurance Policy dated April 8, 1994
                    issued by National Union Fire Insurance Company of Pittsburgh to
                    FIRC as insured.
      10.13(a) --   Facultative Reinsurance Agreement between National Fire
                    Insurance Company of Pittsburgh and First Investors Insurance
                    Company, as reinsurer, dated as of May 26, 1995.
      10.14(a) --   Blanket Collateral Protection Insurance Policy dated October
                    5, 1992 issued by Agricultural Excess & Surplus Insurance Company to FIRC as insured.
      10.15(a) --   ISDA Master Agreement dated August 12, 1994 between FIRC and
                    NationsBank of Texas, N.A. together with Confirmation of U.S.
                    Dollar Rate Swap Transaction dated June 14, 1995 and Confirmation for U.S. Dollar Rate Swap Transaction dated May 16, 1995.
      10.16(a) --   Employment Agreement dated as of March 20, 1992 between the
                    Registrant and Tommy A. Moore, Jr., as amended by First Amendment dated as of March 15, 1995 and Second Amendment dated as of July
                    1, 1995.
      10.17(a) --   Lease Agreement between A.I.G. Realty, Inc. and First
                    Investors dated as of June 1, 1992, as amended by Amendment One dated October 29, 1993 and Amendment Two dated October 26, 1994.
      10.18(a) --   Redemption Agreement dated as of June 8, 1995 among the
                    Registrant and all holders of its class of 1993 Preferred Stock.
      10.21(a) --   1995 Employee Stock Option Plan of the Registrant.
      10.22(a) --   Form of Stock Option Agreement between the Registrant and
                    Robert L. Clarke dated August 25, 1995. 10.23(b) -- Amendment No.
                    4 dated November 20, 1995 to the Transfer and Administration
                    Agreement dated as of March 3, 1994 filed as Exhibit 10.8.
      10.24(b) --   Employment Agreement dated as of May 1, 1996 between the
                    Registrant and Bennie H. Duck.
      10.25(b) --   Amendment Three dated October 10, 1995 to the Lease Agreement between A.I.G. Realty, Inc. and the Registrant, filed as Exhibit
                    10.17.
      10.26(b) --   Confirmation for U.S. Dollar Rate Swap Transaction dated
                    November 16, 1995.
      10.27(b) --   Commitment Letter dated June 24, 1996 between Enterprise
                    Funding Corporation and FIRC, Inc.
      10.28(c) --   Confirmation for U.S. Dollar Rate Swap Transaction dated
                    August 7, 1996.
      10.29(d) --   Security Agreement dated as of October 22, 1996 among First
                    Investors Auto Receivables Corporation, Enterprise Funding
                    Corporation, Texas Commerce Bank National Association, MBIA
                    Insurance Corporation, NationsBank N.A., and First Investors
                    Financial Services, Inc.
      10.30(d) --   Note Purchase Agreement dated as of October 22, 1996 between
                    First Investors Auto Receivables Corporation and Enterprise
                    Funding Corporation.
      10.31(d) --   Purchase Agreement dated as of October 22, 1996 between First
                    Investors Financial Services, Inc. and First Investors Auto
                    Receivables Corporation.
      10.32(d) --   Insurance Agreement dated as of October 1, 1996 among First
                    Investors Auto Receivables Corporation, MBIA Insurance
                    Corporation, First Investors Financial Services, Inc., Texas
                    Commerce Bank National Association, and NationsBank N.A.


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


                    Financial Services, Inc. and NationsBank of Texas, N.A.,
                    individually and as agent for the banks party thereto.
      10.57(l) --   Amendment Number 2 to Security Agreement dated March 31, 1999 among First Investors Auto Receivables Corporation, Enterprise
                    Funding Corporation, Chase Bank of Texas, National Association,
                    Norwest Bank Minnesota, National Association, MBIA Insurance
                    Corporation, NationsBank N.A., and First Investors Financial
                    Services, Inc.
      10.58(l) --   Amendment Number 1 to Note Purchase Agreement dated as of
                    March 31, 1999 among First Investors Auto Receivables Corporation and Enterprise Funding Corporation.
      10.59(l) --   Amendment Number 1 to Insurance Agreement dated March 31,
                    1999 among First Investors Auto Receivables Corporation, MBIA
                    Insurance Corporation, First Investors Financial Services, Inc.,
                    Auto Lenders Acceptance Corporation, Norwest Bank Minnesota,
                    National Association and NationsBank, N.A.
      10.60(l) --   Servicing Agreement dated March 31, 1999 among First
                    Investors Auto Receivables Corporation, Norwest Bank Minnesota,
                    National Association and Auto Lenders Acceptance Corporation.
      10.61(l) --   Guaranty dated March 31, 1999 by First Investors Financial
                    Services, Inc., First Investors Auto Receivables Corporation, Auto
                    Lenders Acceptance Corporation and Norwest Bank Minnesota,
                    National Association.
      10.62(m) --   Sale and Allocation Agreement dated January 1, 2000 among
                    First Investors Financial Services, Inc., First Investors
                    Servicing Corporation, First Investors Auto Investment Corp.,
                    Norwest Bank Minnesota, National Association and First Investors
                    Auto Owner Trust 2000-A.
      10.63(m) --   Indenture dated as of January 1, 2000 $167,969,000 7.174%
                    Asset-Backed Notes among First Investors Auto Owner Trust 2000-A,
                    First Investors Financial Services, Inc. and Norwest Bank
                    Minnesota, National Association.
      10.64(m) --   Amended and Restated Trust Agreement dated as of January 24,
                    2000 among First Investors Auto Investment Corp. and Bankers Trust
                    (Delaware).
      10.65(m) --   Servicing Agreement dated as of January 1, 2000 by and among
                    First Investors Auto Owner Trust 2000-A, Norwest Bank Minnesota,
                    National Association, First Investors Auto Investment Corp. and
                    First Investors Servicing Corporation.
      10.66(m) --   Insurance Agreement dated as of January 1, 2000 among MBIA
                    Insurance Corporation, First Investors Servicing Corporation,
                    First Investors Financial Services, Inc., First Investors Auto
                    Investment Corp., First Investors Auto Owner Trust 2000-A, Bankers
                    Trust (Delaware) and Norwest Bank Minnesota, National Association.
      10.67(m) --   Indemnification Agreement dated as of January 12, 2000 among
                    MBIA Insurance Corporation, First Investors Financial Services,
                    Inc. and Banc of America Securities LLC.
      10.68(n) --   Administrative Services Agreement dated as of August 8, 2000 between Project Brave Limited Partnership and First Union
                    Securities, Inc.
      10.69(n) --   Project Brave Limited Partnership Agreement of Limited
                    Partnership dated as of July 1, 2000.
      10.70(n) --   Amended and Restated NIM Collateral Purchase Agreement
                    dated as of August 8, 2000.
      10.71(n) --   Amended and Restated Contract Purchase Agreement dated as
                    of August 8, 2000.
      10.72(n) --   First Amendment to Amended and Restated NIM Collateral
                    Purchase Agreement dated as of September 15, 2000.
      10.73(n) --   First Amendment to Servicing Agreement dated as of
                    September 13, 2000.
      10.74(n) --   First Amendment to Transfer and Servicing Agreement dated
                    as of September 15, 2000.
      10.75(n) --   Project Brave Limited Partnership Asset-Backed Notes
                    Indenture dated as of August 8, 2000.
      10.76(n) --   Note Purchase Agreement between Project Brave Limited
                    Partnership as Issuer, First Union Securities, Inc., as Deal
                    Agent, the Note Investors named herein, First Union National Bank as Liquidity Agent and Variable Funding Capital Corporation, as an
                    Initial Note Investor, dated as of August 8, 2000.
      10.77(n) --   Supplemental Indenture No. 1 (Project Brave Limited
                    Partnership) dated as of September 15, 2000.
      10.78(n) --   Third Amendment to Security Agreement dated as of September
                    13, 2000.
      10.79(n) --   Transfer and Servicing Agreement among Project Brave
                    Limited Partnership, Issuer, FIFS Acquisition Funding Company,
                    L.L.C., as Transferor, First Investors Servicing Corporation as
                    Servicer and a Transferor Party, ALAC Receivables Corp., as a
                    Transferor Party, First Union Securities, Inc., as Deal Agent and
                    Collateral Agent and Wells Fargo Bank Minnesota, National


                    Association as Backup Servicer, Collateral Custodian and Indenture
                    Trustee dated as of August 8, 2000.
      10.80(o) --   Second Amended and Restated Credit Agreement dated as of
                    November 15, 2000 Among F.I.R.C., Inc. as Borrower and the
                    Financial Institutions Now or Hereafter Parties Hereto as Banks
                    and Bank of America, N. A. as Agent.
      10.81(o) --   Third Amended and Restated Collateral Security Agreement
                    dated as of November 15, 2000.
      10.82(o) --   Fourth Amendment to Amended and Restated Purchase Agreement
                    dated as of November 15, 2000.
      10.83(o) --   First Amendment to Servicing Agreement dated as of November
                    15, 2000.
      10.84(o) --   Credit Agreement among First Investors Financial Services,
                    Inc., as Borrower, Bank of America, N. A., as the Administrative
                    Agent, Banc of America Securities LLC, as sole lead arranger and sole book manager and the lenders named herein dated as of
                    December 22, 2000.
      10.85(o) --   Pledge and Security Agreement (Borrower) dated as of
                    December 22, 2000.
      10.86(o) --   Pledge and Security Agreement (Subsidiaries) dated as of
                    December 22, 2000.
      10.87(o) --   Pledge and Security Agreement (First Investors (Vermont)
                    Holdings, Inc.) dated as of December 22, 2000.
      10.88(o) --   Pledge and Security Agreement (First Investors Financial
                    Services Group, Inc.) dated as of December 22, 2000.
      10.89(o) --   Guaranty (Subsidiary) dated as of December 22, 2000.
      10.90(o) --   Guaranty (First Investors (Vermont) Holdings, Inc.) dated
                    as of December 22, 2000.
      10.91(o) --   Guaranty (First Investors Financial Services Group, Inc.)
                    dated as of December 22, 2000.
      10.92(o) --   Amendment No. 2 To Insurance Agreement for First Investors
                    Auto Receivables Corporation Revolving Automobile Receivables
                    Financing Facility dated as of November 29, 2000.
      10.93(o) --   Amendment Number 3 To Security Agreement dated as of
                    November 29, 2000.
      10.94(o) --   Warrant No. 1 to Purchase 111,334 Shares of Common Stock,
                    $.01 par value.
      10.95(o) --   Warrant No. 2 to Purchase 55,667 Shares of Common Stock,
                    $.01 par value.
      10.96(o) --   Amendment Number 3 To Purchase Agreement dated as of
                    November 29, 2000.
      10.97(o) --   Amendment Number 1 To Servicing Agreement dated as of
                    November 29, 2000.
       21.1(j) --   Subsidiaries of the Registrant.


--------------



           (a)        --   Exhibit previously filed with the Company's Registration
                           Statement on Form S-1, Registration No. 33-94336 and
                           incorporated herein by reference.
           (b)        --   Exhibit previously filed on 1996 Form 10-K and
                           incorporated herein by reference.
           (c)        --   Exhibit previously filed on July 31, 1996 First Quarter
                           Form 10-Q and incorporated herein by reference.
           (d)        --   Exhibit previously filed on October 31, 1996 Second
                           Quarter Form 10-Q and incorporated herein by reference.
           (e)        --   Exhibit previously filed on January 31, 1997 Third
                           Quarter Form 10-Q and incorporated herein by reference.
           (f)        --   Exhibit previously filed on July 31, 1997 First Quarter
                           Form 10-Q and incorporated herein by reference.
           (g)        --   Exhibit previously filed on January 31, 1998 Third
                           Quarter Form 10-Q and incorporated herein by reference.
           (h)        --   Exhibit previously filed on 1998 Form 10-K and
                           incorporated herein by reference.
           (i)        --   Exhibit previously filed on October 31, 1998 Second
                           Quarter Form 10-Q and incorporated herein by reference.
           (j)        --   Exhibit previously filed on October 2, 1998 Form 8-K and
                           incorporated herein by reference.
           (k)        --   Exhibit previously filed on January 31, 1999 Third
                           Quarter Form 10-Q and incorporated herein by reference.
           (l)        --   Exhibit previously filed on 1999 Form 10-K and
                           incorporated herein by reference.
           (m)        --   Exhibit previously filed on March 21, 2000 Third Quarter
                           Form 10-Q/A and incorporated herein by reference.
           (n)        --   Exhibit previously filed on October 31, 2000 Second
                           Quarter Form 10-Q and incorporated


                           herein by reference.
           (o)        --   Exhibit previously filed on January 31, 2001 Third
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


                               FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                               (Registrant)

Date:  July 20, 2001                     By: /s/ Tommy A. Moore, Jr.
                             ---------------------------------------------------
                                            TOMMY A. MOORE, JR.
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.


            SIGNATURE                                     TITLE
---------------------------------  --------------------------------------------------

     /s/ Tommy A. Moore, Jr.       President and Chief Executive Officer, Director
---------------------------------  (Principal Executive Officer)
       TOMMY A. MOORE, JR.

       /s/ Bennie H. Duck          Vice President and Chief Financial Officer
---------------------------------  (Principal Financial and Accounting Officer)
         BENNIE H. DUCK

      /s/ Robert L. Clarke         Director
---------------------------------
        ROBERT L. CLARKE

      /s/ Seymour M. Jacobs        Director
---------------------------------
        SEYMOUR M. JACOBS

     /s/ Roberto Marchesini        Director
---------------------------------
       ROBERTO MARCHESINI

     /s/ Walter A. Stockard        Director
---------------------------------
       WALTER A. STOCKARD

   /s/ Walter A. Stockard, Jr.     Director
---------------------------------
     WALTER A. STOCKARD, JR.

Date:  July 20, 2001


        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                          ------
Report of Independent Public Accountants.............................       F-2

Consolidated Balance Sheets as of April 30, 2000 and 2001............       F-3

Consolidated Statements of Operations for the Years Ended
April 30, 1999, 2000 and 2001........................................       F-4

Consolidated Statements of Shareholders' Equity for the
Years Ended April 30, 1999, 2000 and 2001............................       F-5

Consolidated Statements of Cash Flows for the Years Ended
April 30, 1999, 2000 and 2001........................................       F-6

Notes to Consolidated Financial Statements...........................       F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Investors Financial Services Group, Inc.:

We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.


                                                         ARTHUR ANDERSEN LLP

Houston, Texas
July 9, 2001

                FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -- APRIL 30, 2000 AND 2001



                                                                                     2000              2001
                                                                                --------------    --------------
                                   ASSETS
                                   ------
Receivables Held for Investment, net..........................................   $235,954,788      $248,185,744
Receivables Acquired for Investment, net......................................     21,888,454        26,121,344
Investment in Trust Certificates..............................................      5,848,688            --
Cash and Short-Term Investments, including restricted cash of
  $23,411,293 and $24,089,763, respectively...................................     25,520,158        25,101,012
Accrued Interest Receivable...................................................      3,313,630         3,277,066
Assets Held for Sale..........................................................      1,007,256         1,501,760
Other Assets:
     Funds held under reinsurance agreement...................................      3,842,641         3,192,755
     Deferred financing costs and other assets, net of accumulated amortization and depreciation of $3,133,823 and $4,827,936,
        respectively..........................................................      5,818,338         4,895,204
     Current income taxes receivable, net.....................................         --               594,360
     Deferred income taxes receivable, net....................................         64,875            --
                                                                                --------------    --------------
          Total assets........................................................   $303,258,828      $312,869,245
                                                                                ==============    ==============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Debt:
     Term Notes...............................................................   $151,104,279      $ 84,925,871
     Acquisition term facility................................................     26,211,787        11,126,050
     Warehouse credit facilities..............................................     77,544,889       168,249,709
     Working capital facility.................................................     13,300,000        12,825,000
Other Liabilities:
     Accounts payable and accrued liabilities.................................      4,444,984         3,607,677
     Current income taxes payable, net........................................        527,042            --
     Deferred income taxes payable, net.......................................         --               195,486
                                                                                --------------    --------------
          Total liabilities...................................................    273,132,981       280,929,793
                                                                                --------------    --------------

Commitments and Contingencies
Minority Interest.............................................................         --             1,586,959
Shareholders' Equity:
     Common stock, $0.001 par value, 10,000,000 shares
       authorized, 5,566,669 shares issued and outstanding....................          5,567             5,567
     Additional paid-in capital...............................................     18,464,918        18,639,918
     Retained earnings........................................................     11,655,362        11,707,008
                                                                                --------------    --------------
          Total shareholders' equity..........................................     30,125,847        30,352,493
                                                                                --------------    --------------
          Total liabilities and shareholders' equity..........................   $303,258,828      $312,869,245
                                                                                ==============    ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED APRIL 30, 1999, 2000 AND 2001



                                                                               1999             2000           2001
                                                                           -------------   -------------  -------------
Interest Income........................................................     $31,076,003     $40,276,227    $44,364,584
Interest Expense.......................................................      12,781,725      16,509,757     20,141,109
                                                                           -------------   -------------  -------------
          Net interest income..........................................      18,294,278      23,766,470     24,223,475
Provision for Credit Losses............................................       4,661,000       6,414,572      8,351,234
Loss on Trust Certificates.............................................          --              --            400,000
                                                                           -------------   -------------  -------------
Net Interest Income After Provision for Credit Losses and Loss on
     Trust Certificates................................................      13,633,278      17,351,898     15,472,241
                                                                           -------------   -------------  -------------
Other Income:
     Servicing.........................................................       1,199,628       1,293,502        457,475
     Late fees and other...............................................       1,594,149       2,727,848      2,562,524
                                                                           -------------   -------------  -------------
          Total other income...........................................       2,793,777       4,021,350      3,019,999
                                                                           -------------   -------------  -------------
Operating Expenses:
     Servicing fees....................................................       2,350,741         434,572         --
     Salaries and benefits.............................................       6,030,007       9,413,424      9,388,866
     Other interest expense............................................         539,927       1,153,326      1,310,746
     Other.............................................................       4,353,873       5,704,942      6,896,572
                                                                           -------------   -------------  -------------
          Total operating expenses.....................................      13,274,548      16,706,264     17,596,184
                                                                           -------------   -------------  -------------
Income Before Provision for Income Taxes and Minority Interest.........       3,152,507       4,666,984        896,056
                                                                           -------------   -------------  -------------
Provision (Benefit) for Income Taxes:
     Current...........................................................       1,406,211       1,214,543         66,699
     Deferred..........................................................        (255,546)        488,906        260,361
                                                                           -------------   -------------  -------------
          Total provision for income taxes.............................       1,150,665       1,703,449        327,060
Minority Interest......................................................          --              --            517,350
                                                                           -------------   -------------  -------------
Net Income.............................................................     $ 2,001,842     $ 2,963,535    $    51,646
                                                                           =============   =============  =============
Basic and Diluted Net Income Per Common Share..........................           $0.36           $0.53          $0.01
                                                                           =============   =============  =============


     The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED APRIL 30, 1999, 2000 AND 2001



                                           ADDITIONAL
                                 COMMON      PAID-IN         RETAINED
                                 STOCK       CAPITAL         EARNINGS        TOTAL
                                --------  -------------   -------------  -------------
Balance, April 30, 1998.....     $5,567    $18,464,918     $ 6,689,985    $25,160,470
     Net income.............        --          --           2,001,842      2,001,842
                                --------  -------------   -------------  -------------
Balance, April 30, 1999.....      5,567     18,464,918       8,691,827     27,162,312
     Net income.............        --          --           2,963,535      2,963,535
                                --------  -------------   -------------  -------------
Balance, April 30, 2000.....      5,567     18,464,918      11,655,362     30,125,847
     Net income.............        --          --              51,646         51,646
     Warrants issued........        --         175,000          --            175,000
                                --------  -------------   -------------  -------------
Balance, April 30, 2001.....     $5,567    $18,639,918     $11,707,008    $30,352,493
                                ========  =============   =============  =============


     The accompanying notes are an integral part of these consolidated financial statements.

                FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED APRIL 30, 1999, 2000 AND 2001



                                                                              1999            2000            2001
                                                                        --------------   --------------  -------------
Cash Flows From Operating Activities:
         Net income..................................................... $  2,001,842     $  2,963,535    $    51,646
         Adjustments to reconcile net income to net cash
             provided by (used in) operating activities --
                  Depreciation and amortization expense.................    3,363,379        4,455,762      5,508,778
                  Provision for credit losses...........................    4,661,000        6,414,572      8,351,234
                  Charge-offs, net of recoveries........................   (4,329,894)      (5,810,229)    (7,796,451)
                  Loss on Trust Certificates............................       --               --            400,000
                  Minority Interest.....................................       --               --            517,350
         (Increase) decrease in:
                  Accrued interest receivable...........................     (307,885)        (948,399)        36,564
                  Restricted cash.......................................     (145,253)     (15,923,657)      (678,470)
                  Deferred financing costs and other assets.............   (1,210,261)      (2,317,067)      (907,546)
                  Funds held under reinsurance agreement................     (603,614)      (1,222,345)       649,886
                  Due from servicer.....................................   (3,835,982)      14,065,957         --
                  Deferred income taxes receivable, net.................     (255,546)         488,906         64,875
                  Current income taxes receivable, net..................      495,280           --           (594,360)
         Increase (decrease) in:
                 Accounts payable and accrued liabilities...............    1,702,905       (1,350,401)      (837,307)
                 Current income taxes payable, net......................      109,994          197,278       (527,042)
                 Deferred income taxes payable, net.....................       --                 --          195,486
                                                                         -------------    -------------  -------------
                          Net cash provided by operating activities.....    1,645,965        1,013,912      4,434,643
                                                                         -------------    -------------  -------------
Cash Flows From Investing Activities:
         Purchase of Receivables Held for Investment.................... (114,309,752)    (141,305,830)  (115,042,250)
         Purchase of Receivables Acquired for Investment................       --               --        (17,368,461)
         Principal payments from Receivables Held for Investment........   58,758,462       77,601,820     90,142,945
         Principal payments from Receivables Acquired for Investment....   14,652,354       19,135,314     14,205,180
         Principal payments from Trust Certificates.....................    4,519,183        4,905,824      5,448,688
         Payments received on Assets Held for Sale......................    8,465,860        8,192,710      8,588,489
         Acquisition of a business, net of cash acquired................  (76,052,178)          --             --
         Purchase of furniture and equipment............................     (342,949)        (102,288)      (472,525)
                                                                         -------------    -------------  -------------
                          Net cash used in  investing activities........ (104,309,020)     (31,572,450)   (14,497,934)
                                                                         -------------    -------------  -------------
Cash Flows From Financing Activities:
         Proceeds from advances on --
                 Term Notes.............................................       --          167,969,000         --
                  Warehouse credit facilities...........................  104,853,807      125,652,886    121,811,628
                  Working capital facility..............................   20,435,000       14,865,000        200,000
                  Acquisition term facility.............................   75,000,000           --             --
         Principal payments made on --
                 Term Notes.............................................       --          (16,864,721)   (66,178,408)
                  Warehouse credit facilities...........................  (59,117,468)    (224,657,414)   (31,106,808)
                  Working capital facility..............................  (15,700,000)      (8,800,000)      (675,000)
                  Acquisition term facility.............................  (19,262,629)     (29,525,584)   (15,085,737)
                                                                         -------------    -------------  -------------
                           Net cash provided by financing activities....  106,208,710       28,639,167      8,965,675
                                                                         -------------    -------------  -------------
Increase (Decrease) in Cash and Short-Term Investments..................    3,545,655       (1,919,371)    (1,097,616)
Cash and Short-Term Investments at Beginning of Year....................      482,581        4,028,236      2,108,865
                                                                         -------------    -------------  -------------
Cash and Short-Term Investments at End of Year.......................... $  4,028,236     $  2,108,865   $  1,011,249
                                                                         =============    =============  =============
Supplemental Disclosures of Cash Flow Information:
        Cash paid during the year for --
                  Interest.............................................. $ 12,196,708     $ 15,815,121   $ 19,517,326
                  Income taxes..........................................      800,937        1,017,265        890,727
        Non-cash financing activities --
                  Exchange of 167,001 warrants for financing fees....... $     --         $     --       $    175,000




     The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          APRIL 30, 1999, 2000 AND 2001

1.  THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors or the Company) was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS's wholly-owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), First Investors Auto Capital Corporation (FIACC), First Investors Servicing Corporation (FISC) formerly known as, Auto Lenders Acceptance Corporation (ALAC), First Investors Auto Investment Corp. and FIFS Acquisition Funding Corp. LLC. First Investors, together with its wholly- and majority-owned subsidiaries, is hereinafter referred to as the Company.

     FIFS began operations in May 1989 and is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers or directly through consumers. As of April 30, 2001, approximately 27 percent of receivables held for investment had been originated in Texas. The Company currently operates in 26 states.

     FIIC was organized under the captive insurance company laws of the state of Vermont for the purpose of reinsuring certain credit enhancement insurance policies that have been written by unrelated third party insurance companies.

     On October 2, 1998, the Company completed the acquisition of FISC and the operations of FISC are included in the consolidated results of the Company since the date of acquisition. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a Managed Receivables Portfolio of $270 million.

     On August 8, 2000, the Company entered into a partnership agreement whereby a subsidiary of the Company is the general partner owning 70 percent of the partnership assets and First Union Investors, Inc. serves as the limited partner and owns 30 percent of the partnership assets (the "Partnership"). The Partnership consists primarily of (i) a portfolio of loans previously owned by FISC, (ii) ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC. See Note 7.

2.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     RECEIVABLES HELD FOR INVESTMENT. The Company acquires automobile loans from dealers and originates loans directly to consumers. Fees and expenses of originating the loan are capitalized and amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". The basis in the receivables includes the costs to acquire the receivables from the dealer, plus or minus any fees paid or received related to the purchase of the receivables.

     Receivables are generally acquired from dealers at a premium or discount from the principal amounts financed by the borrower. The Company and the dealers negotiate this premium or discount. Included in the carrying amount of receivables is the insurance premium paid to third-party insurers, net of any premiums ceded to FIIC for reinsurance. The Company amortizes the difference between the principal balance of the receivables and its carrying amount over the expected remaining life of the receivables using the interest method.

     RECEIVABLES ACQUIRED FOR INVESTMENT. In connection with loans that were acquired in a portfolio purchase, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the loan's contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan's expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan. Additionally, accretion of yield expected to be paid to others is recorded as a reduction of interest income. The fiscal year 2000 contractual payments receivable was net of an estimate of future cash flows that were to be sold to the limited partner. For April 30, 2001, and upon formation of the Partnership, the contractual payments receivable does not net estimated future cash flows payable to others and instead such amounts are included as minority interest. See Note 7 - Acquisition Facility.

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

     INVESTMENT IN TRUST CERTIFICATES. Through the acquisition of FISC, the Company obtained interests in two securitizations of automobile receivables. Automobile receivables were transferred to a trust (ALAC Automobile Receivables Trust), which issued notes and certificates representing undivided ownership interests in the trusts. The Company owned trust certificates and interest-only residuals from each of these trusts which were classified as Investment in Trust Certificates as of April 30, 2000. Additionally, the Company owned spread accounts held by the trustee for the benefit of the trust's noteholders. Such amounts were classified as Restricted Cash as of April 30, 2000. On September 15, 2000, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1997-1. Accordingly, the Company acquired $8,110,849 in outstanding receivables from the trust and borrowed $6,408,150 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,874,689 in senior notes and redeem $1,033,456 of the trust certificates. On March 15, 2001, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Trust 1998-1. Accordingly, the Company acquired $9,257,612 in outstanding receivables from the trust and borrowed $7,174,509 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,997,615 in senior notes and redeem $1,946,177 of the trust certificates. The receivables purchased were used as collateral to secure the FIACC borrowing with any residual cash flow generated by the receivables pledged to the Partnership. A loss of $400,000 was recorded on the Investment in Trust Certificates during year ended April 30, 2001, attributable to the impact of the weakened economic conditions. The net loss to the Company, after minority interest effects, was

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


$280,000. Effective with the call dates of the securitizations, these assets were included in Receivables Acquired for Investment.

     INCOME RECOGNITION. The Company accrues interest income monthly based upon contractual terms using the effective interest method. Interest income also includes additional amounts received upon early payoffs of certain receivables attributable to the difference between the principal balance of the receivables calculated using the Rule of 78's method and the principal balance of the receivables calculated using the effective interest method. When a receivable becomes 90 days past due, income accrual is suspended until the payments become current. When a loan is charged off or the collateral is repossessed, the remaining income accrual is written off. Other income includes late charge fees and is recognized as collected.

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

     The allowance for credit losses represents management's estimate of losses for receivables that have become impaired. Management analyzes the receivable portfolio characteristics as compared to its underwriting criteria, delinquency and repossession statistics, historical loss experience, size, quality and concentration characteristics of the receivable portfolio, as well as external factors such as current economic conditions.

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

     On July 6, 2001, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," which requires companies to have adequate documentation on the development and application of a systematic methodology in determining allowance for loan losses. The Company believes that it has complied with the requirements and that the adoption will have no material impact to the financial statements.

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

     DEFERRED FINANCING COSTS. The Company defers financing costs and amortizes the costs related to the respective warehouse credit facilities and Term Notes over the estimated average life of the receivables financed under those respective facilities as the provisions of such facility generally provide that receivables assigned to such facility would be allowed to amortize should the facilities not be extended. Deferred financing costs are expensed proportionately if borrowing capacity is reduced.

     SERVICING INCOME. Servicing income is recognized on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3 percent on the outstanding principal balance of securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Under the terms of the securitizations, the servicer may be removed upon breach of its obligations under the servicing agreements, the deterioration of the underlying receivables portfolios in violation of certain performance triggers or the deteriorating financial condition of the servicer.

     OTHER OPERATING EXPENSES. Other operating expenses include primarily depreciation expense, professional fees, service bureau fees, telephone, repossession related expenses, and rent.

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

     INTEREST RATE SWAP AND CAP AGREEMENTS. The Company enters into interest rate swap and cap agreements to maximize net interest income while managing the exposure of floating interest rates under the terms of its credit facilities or Term Notes (see Note 7). The Company endeavors to maintain the effectiveness of the interest rate swap or cap agreements by selecting products with dollar denominated notional principal amounts, interest rate indices and interest reset periods similar to its credit facilities. The differentials paid or received on interest rate agreements are accrued and recognized currently as adjustments to interest expense. Premiums paid or received on these agreements, if any, are amortized to interest expense over the term of the related agreement. Gains and losses on early terminations of interest rate swap and cap agreements are included in the carrying amount of the related debt and amortized as yield adjustments over the estimated remaining term of the swap (See Derivatives).

     EMPLOYEE STOCK OPTIONS. The Company accounts for its stock-based compensation under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees". Under this accounting method, no compensation expense is recognized in the consolidated statements of operations if no intrinsic value of the option exists at the date of grant. The Company has made annual pro forma disclosures of net income and earnings per share as if the stock based compensation awards were based on the fair value of the awards at the date of grant. See Note 13.

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

     Effective May 1, 2001, the Company adopted SFAS No. 133 concurrently with SFAS No. 138. Accordingly, the Company designated its three interest rate swaps and one interest rate cap having an aggregate notional amount as of May 1, 2001 of $130,165,759 as cash flow hedges as defined under SFAS 133. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of ($3,763,908) as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives and deferred gain resulted from previously terminated interest rate swap and cap agreements as of May 1, 2001. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS 133. The Company has also established guidelines for measuring the effectiveness of its hedging positions periodically in accordance with the enacted policy. For the period beginning May 1, 2001, changes in the fair value of the Company's open hedging positions resulting from the mark-to-market process will be recorded as unrealized gains or losses and be reflected as an increase or reduction in stockholders' equity through other comprehensive income. In addition, to the extent that all or a portion of the Company's hedging positions are deemed to be ineffective in accordance with the Company's measurement policy, the amount of any ineffectiveness will be recorded through net income. The change in fair value of any derivative not designated as a hedge will also recorded as a gain or loss through income. The Company believes that the extent of any ineffectiveness or any gain or loss associated with derivatives not designated as hedges will be immaterial to net income. The Company does expect, however, to report material fluctuations in other comprehensive income and shareholders' equity in periods of interest rate volatility.

     INTERNAL USE SOFTWARE COSTS. The Company capitalizes external direct costs of materials and services consumed in developing internal-use computer software and payroll costs for employees who devote time to developing internal-use computer software.

     EARNINGS PER SHARE. Earnings per share amounts are calculated based on net income available to common shareholders divided by the weighted average number of shares of common stock outstanding (See Note 13 and Note 15).

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

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1999 and 2000 amounts to conform to the 2001 presentation.

3.  RECEIVABLES HELD FOR INVESTMENT

     The receivables generally have terms of 60 months and are collateralized by the underlying vehicles. Net receivable balances consisted of the following at April 30, 2000 and 2001:

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                               2000               2001
                                          --------------     --------------
Receivables............................    $231,696,539       $244,684,343
Unamortized premium and deferred fees..       6,392,243          6,190,178
Allowance for credit losses............      (2,133,994)        (2,688,777)
                                          --------------     --------------
     Net receivables...................    $235,954,788       $248,185,744
                                          ==============     ==============


     At April 30, 2001, the weighted average remaining term of the receivable portfolio is 44 months and the weighted average contractual interest rate is
17.65 percent. Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.


          Year ending April 30-
              2002..............................       $ 51,998,060
              2003..............................         61,955,785
              2004..............................         73,820,433
              2005..............................         56,910,065
                                                      --------------
                                                       $244,684,343
                                                      ==============

     Activity in the allowance for credit losses for the years ended April 30, 2000 and 2001, was as follows:

                                               2000               2001
                                          --------------     --------------
Balance, beginning of year............      $ 1,529,651        $ 2,133,994
     Provision for credit losses......        6,414,572          8,351,234
     Charge-offs, net of recoveries...       (5,810,229)        (7,796,451)
                                          --------------     --------------
Balance, end of year..................      $ 2,133,994        $ 2,688,777
                                          ==============     ==============


4.  RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2000 and 2001:

                                                               2000               2001
                                                          --------------     --------------
Contractual payments receivable from Receivables
       Acquired for Investment purchased at a discount
        relating to credit quality .....................    $31,198,093        $31,892,326
Nonaccretable difference................................     (5,387,268)        (2,735,961)
Accretable yield........................................     (3,922,371)        (3,035,021)
                                                          --------------     --------------
Receivables Acquired for Investment purchased at a
     discount relating to credit quality, net...........    $21,888,454        $26,121,344
                                                          ==============     ==============

     The fiscal year 2000 contractual payments receivable was net of an estimate of future cash flows that were to be sold to the limited partner. For April 30, 2001, and upon formation of the Partnership, the contractual payments receivable does not net estimated future cash flows payable to others and instead such amounts are included as minority interest. See Note 7 - Acquisition Facility.

     The carrying amount of Receivables Acquired for Investment is net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has estimated that it would be unable to collect.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                             NONACCRETABLE      ACCRETABLE
                                               DIFFERENCE          YIELD
                                             -------------     ------------
Balance at April 30, 1999...................   $14,314,526      $ 7,632,607
     Accretion..............................        --           (4,963,557)
     Eliminations...........................    (7,673,937)           --
     Reclassifications......................    (1,253,321)       1,253,321
                                             -------------     ------------

Balance at April 30, 2000...................   $ 5,387,268      $ 3,922,371
     Additions..............................     2,279,834        1,534,541
     Accretion..............................        --           (3,738,549)
     Eliminations...........................    (4,758,993)            --
     Consolidation of partnership...........        --            1,144,510
     Reclassifications......................      (172,148)         172,148
                                             -------------     ------------
Balance at April 30, 2001...................   $ 2,735,961      $ 3,035,021
                                             =============     ============

    Additions to accretable yield and nonaccretable difference relate to the repurchase of ALAC Automobile Receivables Owner Trust 1997-1 and ALAC Automobile Receivables Trust 1998-1. See Note 7 -- FIACC Commercial Paper Facility.

    Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period. The change in accretable yield includes reclassifications from nonaccretable difference for cash flows expected to be collected in excess of previous estimates. Accretable yield also increased due to the creation of the Partnership on August 8, 2000 to share income from Receivables Acquired for Investment with a limited partner. Partnership income accrues through accretable yield and the limited partner's portion is accounted for as a minority interest. See Note 7 -- Acquisition Facility.

     Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

          Year ending April 30 --
              2002................................        $16,909,708
              2003................................          8,952,532
                                                          -----------
                                                          $25,862,240
                                                          ===========


5.  RESTRICTED CASH

     The components of restricted cash at April 30, 2000 and 2001 are as follows:

                                                               2000               2001
                                                          --------------     --------------
Dealer reserves.....................................       $    28,604        $    29,131
Acquisition facility compensating balance (Note 7)..         3,574,751              --
Funds held in trust for receivable fundings.........         1,898,650            920,572
Warehouse credit facility account (Note 7)..........         5,206,261          5,665,961
Mark to market collateral account...................            --              1,048,756
Collection and lockbox balances.....................        12,453,027         16,175,343
Other...............................................           250,000            250,000
                                                          --------------     --------------
     Total restricted cash..........................       $23,411,293        $24,089,763
                                                          ==============     ==============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


6.  DEFERRED FINANCING COSTS AND OTHER ASSETS

     The components of deferred financing costs and other assets at April 30, 2000 and 2001 are as follows:

                                               2000               2001
                                          --------------     --------------
Deferred financing costs, net............    $1,527,354         $1,907,556
Furniture and equipment, net.............     1,436,788          1,032,059
Software, net............................       678,124            284,336
Accounts receivable......................       792,762            480,769
Other, net...............................     1,383,310          1,190,484
                                          --------------     --------------
     Total...............................    $5,818,338         $4,895,204
                                          ==============     ==============

     For the year ended April 30, 2001 and related to the reduction of borrowing availability under the FIACC commercial paper facility, approximately $230,000 of unamortized deferred financing costs were expensed. Additionally approximately $696,000 of unamortized software costs, professional fees and other non-cash costs that had no further useful life were expensed.

7.  DEBT

     The Company finances the acquisition of its receivables portfolio through two warehouse credit facilities. The Company's credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000, the Company issued $168 million in asset-backed notes ("Term Notes") secured by a pool of receivables. Proceeds from the note issuance were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes.

     FIRC CREDIT FACILITY. The primary source of initial acquisition financing for receivables has been primarily provided through a syndicated warehouse credit facility agented by Bank of America. The borrowing base is defined as the sum of the principal balance of the receivables pledged and the amount on deposit with the Company to fund receivables to be acquired. The Company is required to maintain a reserve account equal to the greater of one percent of the principal amount of receivables financed or $250,000. The current term of the FIRC credit facility expires on November 14, 2001. This maturity date reflects a renewal of the facility effective November 15, 2000. Under the terms of the renewal, the maximum facility limit was reduced from $65 million to $50 million effective December 31, 2000 to coincide with the increase in the FIARC commercial paper facility. Further, under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond November 14, 2001, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. No other material changes were made to the existing terms and conditions of the facility in connection with the renewal. Borrowings under the FIRC credit facility bear interest at a rate selected by the Company at the time of the advance of either the base rate, defined as the higher of the prime rate or the federal funds rate plus .5 percent, the LIBOR rate plus .5 percent, or a rate agreed to by the Company and the banks. The facility also provides for the payment of a fee of .25 percent per annum based on the total committed amount.

     Borrowings under the FIRC credit facility were $59,540,000 and $36,040,000 at April 30, 2000 and 2001, respectively, and had weighted average interest rates, including the effect of facility fees and hedge instruments, as applicable, of 6.21 percent and 6.91 percent as of such dates. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

      FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     FIARC COMMERCIAL PAPER FACILITY. The Company has indirect access to the commercial paper market through a commercial paper conduit facility through Enterprise Funding Corporation (Enterprise), a commercial paper conduit administered by Bank of America, (the "FIARC commercial paper facility"). Receivables are transferred periodically from the FIRC credit facility to Enterprise through the assignment of an undivided interest in a specified group of receivables. Enterprise issues commercial paper (indirectly secured by the receivables), the proceeds of which are used to repay the FIRC credit facility.

     The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $150 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. The Company is not a guarantor of, or otherwise a party to, such commercial paper. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. At April 30, 2000 and 2001, the Company had borrowings of $18,004,889 and $121,808,808, respectively, outstanding under the commercial paper facility at weighted average interest rates, including the effect of program fees, dealer fees and hedge instruments, as applicable, of 7.33 percent and 6.60 percent, respectively.

     The current term of the FIARC commercial paper facility expires on November 28, 2001. This maturity date reflects a renewal of the facility effective November 29, 2000. Pursuant to this renewal, the maximum facility amount was increased from $135 million to $150 million and the overcollateralization which serves as the primary credit enhancement for the facility was reduced from 10 percent to 6 percent allowing the Company to now borrow up to 94 percent against the receivables pledged as collateral for the FIARC commercial paper facility. No other material changes were made to the terms and conditions of the facility in connection with the renewal. If the facility was not extended beyond the maturity date, receivables pledged, as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank, (the FIACC commercial paper facility"), to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .30 percent. At April 30, 2001, borrowings were $10,400,901 under the FIACC commercial paper facility, and had a weighted average interest rate of 5.56 percent, including the effects of program fees and hedge instruments. There were no outstanding borrowings at April 30, 2000. The current term of the FIACC commercial paper facility expires on November 14, 2001. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     On September 15, 2000, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1997-1, (the "ALAC 97-1 Securitization"). Accordingly, the Company acquired $8,110,849 in outstanding receivables from the trust and borrowed $6,408,150 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding

      FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


balance in a cash reserve account, was utilized to repay $7,874,689 in senior notes and redeem $1,033,456 of the trust certificates. On March 15, 2001, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1998-1, (the "ALAC 98-1 Securitization). Accordingly, the Company acquired $9,257,612 in outstanding receivables from the trust and borrowed $7,174,509 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,997,615 in senior notes and redeem $1,946,178 of the Trust Certificates. The receivables purchased were used as collateral to secure the FIACC borrowing with any residual cash flow generated by the receivables pledged to the partnership. As a result of utilizing FIACC to fund the repurchase of the ALAC securitizations, the Company has elected to utilize the FIACC commercial paper facility solely as the financing source for the repurchases and does not expect to utilize the facility to finance Receivables Held for Investment. Accordingly, the borrowing capacity was reduced from $25 million to $11,627,308 effective March 15, 2001.

     TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Term Notes is February 15, 2006. As of April 30, 2000 and 2001, the outstanding principal balances on the Term Notes were $151,104,279 and $84,925,871, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

     ACQUISITION FACILITY. On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (FIFS Acquisition), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and
(iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bore interest at VFCC's commercial paper rate plus 2.35 percent and expired on August 14, 2000. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness.

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal

      FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $11,126,050 as of April 30, 2001 and had a weighted average interest rate of 6.26 percent, including the effects of program fees and hedge instruments. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During fiscal year 2001, $3,084,494 was distributed to the limited partner. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

     The Class A Notes mature on July 31, 2001. If the Class A Notes are not renewed on or prior to the maturity date, the outstanding balance under the notes would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the notes from the lender prior to maturity. Management considers its relationship with the lender to be satisfactory and has no reason to believe that the notes will not be renewed. If the notes were not renewed however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company.

     WORKING CAPITAL FACILITY. The Company has maintained a $13.5 million working capital line of credit with Bank of America and First Union National Bank that was utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December 1999 and was scheduled to mature on December 22, 2000. Effective December 22, 2000, the $13.5 million in outstandings were refinanced through the issuance of a $13.5 million term loan. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also requires an additional principal payment of $300,000 on June 30, 2001 under certain conditions relating to the size of Bank of America's portion of the outstanding balance. Pursuant to this requirement, the Company paid $300,000 to Bank of America effective June 30, 2001. The remaining unpaid balance of the term loan is due at maturity on December 22, 2002. Pricing under the facility is based on the LIBOR rate plus 3 percent. The term loan is secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. On December 22, 2000, the warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs are included as deferred financing costs and will be amortized through the maturity date of the debt. In addition, if certain conditions were met, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants, if any, to be issued on the December 31, 2001 will be determined by the outstanding balance owing to Bank of America under of the term loan. In no event, however, can the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 will be included as deferred financing costs and amortized through the maturity date of the debt. At April 30, 2000 and 2001, there was $13,300,000 and $12,825,000, respectively outstanding under this facility.

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

     LOAN COVENANTS. The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company is not currently in default with any covenants governing these financing arrangements at April 30, 2001.

     INTEREST RATE MANAGEMENT. The Company's warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates that do not generally vary with the change in interest rates. Since a primary contributor to the Company's profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

     The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company's interest rate was fixed at 5.565 percent on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Term Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505 percent and receives a fixed rate of 7.174 percent from the counterparty. The initial notional amount of the swap was $167,969,000, which amortizes in accordance with the expected amortization of the Term Notes. Final maturity of the swap was August 15, 2002.

     On September 27, 2000, the Company elected to terminate the floating swap at no material gain or loss and enter into a new swap under which the Company would pay a fixed rate of 6.30 percent on a notional amount of $100 million. Under the terms of the swap, the counterparty had the option of extending the swap for an additional three years to mature on April 15, 2004 at a fixed rate of 6.42 percent. On April 15, 2001, the counterparty exercised its extension option.

     On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004. Under the terms of these swaps, the Company will pay a floating rate based on one-month LIBOR and receive a fixed rate of 5.025 percent. Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed swap created by rapidly declining market interest rates.

     In connection with the repurchase of the ALAC 97-1 Securitization and the financing of that repurchase through the FIACC subsidiary on September 15, 2000, FIACC entered into an interest rate swap agreement with First Union under which FIACC pays a fixed rate of 6.76 percent as compared to the one month commercial paper index rate. The initial notional amount of the swap is $6,408,150, which amortizes monthly in accordance with the expected amortization of the FIACC borrowings. The final maturity of the swap is December 15, 2001. On March 15, 2001, in connection with the repurchase of the ALAC 1998-1 Securitization and the financing of that purchase through the FIACC subsidiary, the Company and the counterparty modified the existing interest rate swap increasing the notional amount initially to $11,238,710 and reducing the fixed rate from 6.76 percent to
5.12 percent. The new notional amount is scheduled to amortize monthly in accordance with the expected principal amortization of the underlying borrowings. The expiration date of the swap was changed from December 15, 2001 to September 1, 2002.

      FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 20, 2002 while Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company, and the lender against any material increases in interest rates that may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Class B swap. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

     As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process will be recorded as unrealized gains or losses and be reflected as an increase or reduction in stockholders' equity through other comprehensive income. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps will be reflected as a gain or loss in net income for the appropriate measurement period. Management believes that since these two positions effectively offset, any net gains or losses will be immaterial to income.

8. INCOME TAXES

     The temporary differences which give rise to deferred tax assets are as follows at April 30, 2000 and 2001, respectively:



                                                                     2000              2001
                                                                -------------     -------------
  Deferred tax assets
     Allowance for credit losses.............................    $ 1,235,853       $ 1,422,202
     Accrued expenses........................................        300,808           434,294
                                                                -------------     -------------
                                                                   1,536,661         1,856,496
                                                                -------------     -------------
  Deferred tax liabilities
     Receivables Held for Investment, net....................       (284,342)         (464,598)
     Receivables Acquired for Investment, net and Investment
          in Trust Certificates..............................     (1,139,889)       (1,563,805)
     Deferred costs, net.....................................        (47,555)          (23,579)
                                                                -------------     -------------
                                                                  (1,471,786)       (2,051,982)
                                                                -------------     -------------
  Net deferred tax assets (liabilities)......................    $    64,875       $  (195,486)
                                                                =============     =============


      FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The provision (benefit) for income taxes on income before income taxes and minority interest for the years ended April 30, 1999, 2000 and 2001, consists of the following:



                                                1999           2000           2001
                                            ------------   ------------    ----------
Current --
     Federal............................     $1,347,472     $  925,003      $ 65,153
     State..............................         58,739        289,540         1,546
                                            ------------   ------------    ----------
                                             $1,406,211     $1,214,543      $ 66,699
                                            ============   ============    ==========

Deferred --
     Federal............................     $ (255,546)    $  584,694      $259,538
     State..............................         --            (95,788)          823
                                            ------------   ------------    ----------
                                             $ (255,546)    $  488,906      $260,361
                                            ============   ============    ==========


     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 1999, 2000 and 2001.



                                                1999           2000           2001
                                            ------------   ------------    ----------
Income tax -- statutory rate.............          34.0%          34.0%         34.0%
State income tax, net of federal benefit.           2.1            2.5           2.0
Non-deductible expenses..................            .5             .1            .5
Tax free income..........................           (.4)           (.1)           --
Other....................................            .3             --            --
                                            ------------   ------------    ----------
     Effective income tax rate...........          36.5%          36.5%         36.5%
                                            ============   ============    ==========


9. CREDIT RISKS

     Approximately 27 percent of the Company's Receivables Held for Investment by principal balance at April 30, 2001 represent receivables acquired from dealers located in Texas. The economy of Texas is primarily dependent on petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, computer and computer service businesses, agribusiness and tourism. Job losses in any or all of these primary economic segments of the Texas economy may result in a significant increase in delinquencies or defaults in the Company's receivable portfolio. While vehicles secure the receivables, it is not expected that the value of the vehicles if repossessed and sold by the Company would be sufficient to recover the principal outstanding under any defaulted loans.

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

10. MARKET RISKS

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

     As of April 30, 2001, the Company had $62 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1 percent increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $394,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of June 1, 2001, the Company increased the floating rate exposure in conjunction with the $100 million floating rate swaps. For every 1 percent increase in LIBOR, annual after-tax earnings would decrease by approximately $635,000 related to these swaps.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                             APRIL 30, 2000                    APRIL 30, 2001
                                                      ---------------------------      ---------------------------
                                                        CARRYING/                        CARRYING/
                                                        NOTIONAL                         NOTIONAL
                                                         AMOUNT       FAIR VALUE          AMOUNT       FAIR VALUE
                                                      ------------   ------------      ------------   ------------
Financial assets --
    Receivables Held for Investment.................  $231,696,539   $238,670,780      $244,684,343   $252,013,955
Financial liabilities --
    Term Notes......................................  $151,104,279   $150,490,418      $ 84,925,871   $ 79,127,741
Off-balance sheet instruments --
    Swap agreements.................................  $171,296,496   $   (482,924)     $128,853,111   $ (3,964,157)
    Cap agreements..................................  $ 41,729,094   $  1,037,576      $  1,332,648   $     28,182


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

12.  DEFINED CONTRIBUTION PLAN

     Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant's voluntary contributions up to a maximum voluntary contribution of 3 percent of the participant's compensation. In fiscal year 2000 and 2001, the Company made matching contributions to the 401(k) plan in the amounts of $31,954 and $32,932, respectively. Prior to fiscal year 2000, no matching contributions were made. Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company. Under the terms of the Deferred Compensation Plan, the participants may elect to make contributions to the plan that exceeds amounts allowed under the Company's 401(k) plan. The Company pays the administrative expenses of the Deferred Compensation Plan. As of April 30, 2001 and 2000, the amounts invested under the Deferred Compensation Plan totaled $527,958 and $258,251, respectively.

13.  SHAREHOLDERS' EQUITY

     PREFERRED STOCK. In June 1995, the shareholders approved a new series of preferred stock (New Preferred Stock) with a $1.00 par value, and authorized 1,000,000 shares. As of April 30, 2001, no shares have been issued.

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

     A summary of the status of the Company's stock option plans for the years ended April 30, 1999, 2000 and 2001 is presented below:

                                                                         WEIGHTED
                                                            SHARES       AVERAGE
                                                            UNDER        EXERCISE
                                                            OPTION         PRICE
                                                           --------      --------
               Outstanding at April 30, 1998..............  138,000        $9.17
                 Granted..................................   10,000        $4.92
                 Forfeited................................   (1,000)       $7.38
                                                           --------
               Outstanding at April 30, 1999..............  147,000        $8.93
                 Granted..................................    2,500        $5.25
                 Forfeited................................  (12,500)       $8.30
                                                           --------
               Outstanding at April 30, 2000..............  137,000        $8.91
                 Granted..................................  227,000        $4.53
                 Forfeited................................   (1,000)       $7.38
                                                           --------
               Outstanding at April 30, 2001..............  363,000        $6.18
                                                           ========
               Options available for future grants
                 at April 30, 2001........................    7,000
                                                           ========

                                                                       FISCAL
                                                           -----------------------------
                                                             1999      2000       2001
                                                           -------   -------    --------
Options exercisable at end of year.......................   61,400    80,300     116,054
  Weighted average exercise of options exercisable.......  $10.19    $  9.75    $   6.98
  Weighted average fair value of options granted.........  $ --      $   --     $    --

                                                                            WEIGHTED
         RANGE OF           WEIGHTED                        REMAINING        AVERAGE
         EXERCISE            AVERAGE          OPTIONS        OPTIONS       CONTRACTUAL
          PRICE          EXERCISE PRICE     OUTSTANDING    EXERCISABLE    LIFE IN YEARS
      --------------     --------------     -----------    -----------    -------------
      $4.75 - $11.00         $7.76              70,000        70,000           (1)
      $4.00 - $11.00         $6.09             293,000       116,054          9.24
                                               -------       --------
                                               363,000       186,054
                                               =======       =======


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

     The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                                       FISCAL
                                                                       ---------------------------------------
                                                                          1999           2000           2001
                                                                       ----------     ----------     ---------
Net Income (Loss)....................................   As Reported    $2,001,842     $2,963,535     $  51,646
                                                         Pro Forma     $1,939,023     $2,920,289     $(105,073)
Basic and Diluted Net Income (Loss) Per
  Common Share.......................................   As Reported    $     0.36     $     0.53     $    0.01
                                                         Pro Forma     $     0.52     $     0.52     $   (0.02)

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

     The following weighted-average assumptions were used:

                                                                   FISCAL
                                                           1999     2000     2001
                                                           ----     ----     ----
         Risk free interest rate......................     5.41%    6.45%    5.07%
         Expected life of options in years............       10       10       10
         Expected stock price volatility..............       38%      37%      35%
         Expected dividend yield......................        0%       0%       0%


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

14.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS TO FUND. As of April 30, 2001, the Company had unfunded receivables in process of approximately $294,200.

     EMPLOYMENT AGREEMENT. As of April 30, 2001 the Company was not a party to any employment agreements.

     LITIGATION. The Company from time to time becomes involved in various routine legal proceedings which are incidental to the business. Management of the Company vigorously defends such matters. As of April 30, 2001, management believes there are no such legal proceedings that would have a material adverse impact on the Company's financial position or results of operations.

     LEASES. The Company is a party to a lease agreement for office space in Houston that expires on February 28, 2003. The Company is party to a lease agreement for office space in Atlanta which expires on June 30, 2007. The Company also holds equipment under operating leases that expire in fiscal year 2003. Rent expense for office space and other operating leases for the years ended April 30, 1999, 2000 and 2001, was $871,851, $1,149,646 and $1,192,466,
respectively. Required minimum lease payments for the remaining terms of the above leases are:

              Year ending April 30-
                 2002..................................................  $1,514,182
                 2003..................................................     808,008
                 2004..................................................     646,278
                 2005..................................................     571,618
                 2006..................................................     582,618
                 Thereafter............................................   1,843,631


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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     At April 30, 2001, the aggregate amounts of annual principal maturities of the capital lease obligation are as follows:

              Year Ending April 30 --
                 2002.............................................. $456,247
                 Less - Amounts representing interest .............   13,108
                                                                    --------
                                                                    $443,139
                                                                    ========

15.  EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 1999, 2000 and 2001 are as follows:

                                                        FOR THE YEAR ENDED APRIL 30,
                                                    -----------------------------------
                                                       1999         2000        2001
                                                    ---------    ---------    ---------
Weighted average shares:
  Weighted average shares outstanding
     for basic earnings per share.................  5,566,669    5,566,669    5,566,669
  Effect of dilutive stock options and warrants...         27          484        1,618
                                                    ---------    ---------    ---------
  Weighted average shares outstanding
     for diluted earnings per Share...............  5,566,696    5,567,153    5,568,287
                                                    =========    ==========   =========

     At April 30, 2001, the Company had 458,383 employee stock options and warrants and 70,000 director options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2001.

                                                                       FOR THE THREE MONTHS ENDED,
                                               ---------------------------------------------------------------------
                                               JULY 31, 2000   OCTOBER 31, 2000   JANUARY 31, 2001    APRIL 30, 2001
                                               -------------   ----------------   ----------------    --------------
Interest Income...............................  $10,989,191       $11,601,863        $11,407,967        $10,365,563
Interest Expense..............................    5,090,998         5,079,741          5,092,333          4,878,037
Net Income (Loss).............................      494,598           504,963            385,057         (1,332,972)
Basic and Diluted Net Income (Loss) per
  Common Share................................  $      0.09       $      0.09        $      0.07        $     (0.24)

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2000.

                                                                              FOR THE THREE MONTHS ENDED,
                                                      --------------------------------------------------------------------
                                                      JULY 31, 1999   OCTOBER 31, 1999   JANUARY 31, 2000   APRIL 30, 2000
                                                      -------------   ----------------   ----------------   --------------
Interest Income......................................   $9,609,333       $10,063,124        $10,584,724      $10,019,046
Interest Expense.....................................    3,879,688         3,984,995          4,142,041        4,503,033
Net Income...........................................      702,416           775,412            807,870          677,837
Basic and Diluted Net Income per Common Share........   $     0.13       $      0.14        $      0.15      $      0.12