Form 10-Q
period 2001-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2001-09-13
CIK 948034

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO ___________

                            COMMISSION FILE NUMBER 0-26686

                   FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                 76-0465087
(STATE OR OTHER JURISDICTION OF INCORPORATION   (I.R.S. EMPLOYER IDENTIFICATION
              OR ORGANIZATION)                                 NO)

         675 BERING DRIVE, SUITE 710                        77057
               HOUSTON, TEXAS                             (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding At
                    Class                             August 31, 2001
         ----------------------------              ---------------------
         Common Stock-$.001 Par Value                    5,566,669


===============================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                  JULY 31, 2001

                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of April 30, 2001 and
                    July 31, 2001............................................................     3

                    Consolidated Statements of Operations for the Three Months
                    Ended July 31, 2000 and 2001.............................................     4

                    Consolidated Statement of Shareholders' Equity and Comprehensive
                    Income (Loss) for the Three Months Ended July 31, 2001...................     5

                    Consolidated Statements of Cash Flows for the Three Months Ended
                    July 31, 2000 and 2001...................................................     6

                    Notes to Consolidated Financial Statements...............................     7

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations....................................................    16

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............    24

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports On Form 8-K.........................................    25

          SIGNATURES.........................................................................    25

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS -- APRIL 30, 2001 AND JULY 31, 2001



                                                                                      APRIL 30,               JULY 31,
                                                                                        2001                   2001
                                                                                      (AUDITED)             (UNAUDITED)
                                                                                     ------------          ------------
                                        ASSETS
                                        ------
Receivables Held for Investment, net............................................     $248,185,744          $238,574,363
Receivables Acquired for Investment, net........................................       26,121,344            21,115,326
Cash and Short-Term Investments, including restricted cash of
  $24,089,763 and $24,757,140, respectively.....................................       25,101,012            25,944,018
Accrued Interest Receivable.....................................................        3,277,066             3,122,563
Assets Held for Sale............................................................        1,501,760             1,397,634
Other Assets:
     Funds held under reinsurance agreement.....................................        3,192,755             3,125,771
     Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,827,936 and $4,622,148,
          respectively .........................................................        4,895,204             4,866,646
     Current income taxes receivable, net.......................................          594,360               664,942
     Deferred income taxes receivable, net......................................               --               851,601
     Interest rate hedging position.............................................               --             1,403,564
                                                                                     ------------          ------------
          Total assets..........................................................     $312,869,245          $301,066,428
                                                                                     ============          ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Debt:
     Warehouse credit facilities................................................     $168,249,709          $170,228,581
     Term Notes.................................................................       84,925,871            71,892,095
     Acquisition term facility..................................................       11,126,050             9,195,599
     Working capital facility...................................................       12,825,000            11,850,000
Other Liabilities:
     Accounts payable and accrued liabilities...................................        3,607,677             3,021,119
     Deferred income taxes payable, net.........................................          195,486                    --
     Interest rate hedging position.............................................               --             5,184,976
                                                                                     ------------          ------------
          Total liabilities.....................................................      280,929,793           271,372,370
                                                                                     ------------          ------------

Commitments and Contingencies
Minority Interest...............................................................        1,586,959             1,242,134
Shareholders' Equity:
     Common stock, $0.001 par value, 10,000,000 shares  authorized,
          5,566,669 shares issued and outstanding...............................            5,567                 5,567
     Additional paid-in capital.................................................       18,639,918            18,678,675
     Retained earnings..........................................................       11,707,008            12,160,317
     Accumulated other comprehensive income  -- unrealized derivative gains
          (losses), net of taxes................................................               --            (2,392,635)
                                                                                     ------------          ------------
          Total shareholders' equity............................................       30,352,493            28,451,924
                                                                                     ------------          ------------
Total liabilities and shareholders' equity......................................     $312,869,245          $301,066,428
                                                                                     ============          ============


     The accompanying notes are an integral part of these consolidated financial statements.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 2001
                                   (UNAUDITED)



                                                                                     FOR THE THREE MONTHS
                                                                                         ENDED JULY 31
                                                                                  2000                 2001
                                                                               -----------         -----------
Interest Income............................................................    $10,989,191         $10,263,225
Interest Expense...........................................................      5,090,998           4,218,029
                                                                               -----------         -----------
                Net interest income........................................      5,898,193           6,045,196
Provision for Credit Losses................................................      1,979,650           1,793,750
                                                                               -----------         -----------
Net Interest Income After Provision for Credit Losses......................      3,918,543           4,251,446
                                                                               -----------         -----------
Other Income:
        Late fees and Other................................................        640,235             547,115
        Servicing..........................................................        203,828                  --
                                                                               -----------         -----------
                Total other income.........................................        844,063             547,115
Operating Expenses:
        Salaries and benefits..............................................      2,393,348           2,013,174
        Other interest expense.............................................        331,387             238,330
        Other..............................................................      1,258,977           1,572,361
                                                                               -----------         -----------
                Total operating expenses...................................      3,983,712           3,823,865
                                                                               -----------         -----------
Income Before Provision for Income Taxes and Minority Interest.............        778,894             974,696
                                                                               -----------         -----------
Provision (Benefit) for Income Taxes:
        Current............................................................        407,184             (67,876)
        Deferred...........................................................       (122,888)            423,494
                                                                               -----------         -----------
                Total provision for income taxes...........................        284,296             355,618
Minority Interest..........................................................             --             165,769
                                                                               -----------         -----------
Net Income ................................................................    $   494,598         $   453,309
                                                                               ===========         ===========

Basic and Diluted Net Income per Common Share..............................    $      0.09         $      0.08
                                                                               ===========         ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  AND COMPREHENSIVE INCOME (LOSS)
                             FOR THE THREE MONTHS ENDED JULY 31, 2001
                                            (UNAUDITED)



                                                                                               ACCUMULATED
                                                                                                  OTHER
                                       COMMON          ADDITIONAL          RETAINED           COMPREHENSIVE
                                        STOCK        PAID-IN CAPITAL       EARNINGS           INCOME (LOSS)           TOTAL
                                      --------      -----------------    -------------       ---------------      -------------
Balance, April 30, 2001                $5,567          $18,639,918        $11,707,008          $        --         $30,352,493
  Net income                               --                   --            453,309                   --             453,309
  Warrants issued                          --               38,757                 --                   --              38,757
  Cumulative effect of
  accounting change, net of tax
  benefit of $1,437,925                    --                   --                 --           (2,501,595)         (2,501,595)
  Unrealized gains (losses) on
  derivatives, net of tax
  benefit of $51,906                       --                   --                 --              (90,301)            (90,301)
  Reclassification of
  earnings, net of taxes of
  $114,536                                 --                   --                 --              199,261             199,261
                                      --------      -----------------    -------------       ---------------      -------------
Balance, July 31, 2001                 $5,567          $18,678,675        $12,160,317          $(2,392,635)        $28,451,924
                                      ========      =================    =============       ===============      =============


     The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 2001
                                             (UNAUDITED)



                                                                                             2000                  2001
                                                                                         ------------          ------------
Cash Flows From Operating Activities:
         Net income...............................................................       $    494,598          $    453,309
         Adjustments to reconcile net income to net cash provided by
             (used in) operating activities --
                  Depreciation and amortization expense...........................          1,206,829             1,248,500
                  Provision for credit losses.....................................          1,979,650             1,793,750
                  Charge-offs, net of recoveries..................................         (1,828,256)           (1,896,208)
                  Minority Interest...............................................                 --               165,769
         (Increase) decrease in:
                  Accrued interest receivable.....................................           (118,946)              154,503
                  Restricted cash.................................................         (1,603,337)             (667,377)
                  Deferred financing costs and other assets.......................            (83,442)             (173,922)
                  Funds held under reinsurance agreement..........................           (232,395)               66,984
                  Deferred income taxes receivable, net...........................           (122,888)                   --
                  Current income tax receivable, net..............................                 --               (70,582)
         Increase (decrease) in:
                  Accounts payable and accrued liabilities........................           (397,809)             (586,558)
                  Current income taxes payable....................................            (71,368)                   --
                  Deferred income taxes payable, net..............................                 --               328,209
                                                                                         ------------          ------------
                         Net cash provided by (used in) operating activities......           (777,364)              816,377
                                                                                         ------------          ------------
Cash Flows From Investing Activities:
         Purchase of Receivables Held for Investment..............................        (39,026,822)          (19,569,073)
         Principal payments from Receivables Held for Investment..................         19,807,241            26,979,353
         Principal payments from Receivables Acquired for Investment..............          3,524,425             4,495,424
         Principal payments from Trust Investment Certificates....................            900,843                    --
         Payments received on Assets Held for Sale................................          1,769,526             1,677,513
         Purchase of furniture and equipment......................................            (45,811)             (263,610)
                                                                                         ------------          ------------
                 Net cash provided by (used in) investing activities..............        (13,070,598)           13,319,607
                                                                                         ------------          ------------
Cash Flows From Financing Activities:
         Proceeds from advances on--
                  Warehouse credit facilities.....................................         40,414,935            19,166,370
         Principal payments made on--
                  Warehouse credit facilities.....................................         (2,644,155)          (17,187,498)
                  Term Notes.......................................................       (17,512,460)          (13,033,776)
                  Acquisition term facility.......................................         (6,027,972)           (1,930,451)
                  Working capital facility........................................                 --              (975,000)
                                                                                         ------------          ------------
                           Net cash provided by (used in) financing activities....         14,230,348           (13,960,355)
                                                                                         ------------          ------------
Increase in Cash and Short-Term Investments.......................................            382,386               175,629
Cash and Short-Term Investments at Beginning of Period.............................         2,108,865             1,011,249
                                                                                         ------------          ------------
Cash and Short-Term Investments at End of Period..................................       $  2,491,251          $  1,186,878
                                                                                         ============          ============
Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for--
                  Interest........................................................       $  4,889,932          $  4,152,592
                  Income taxes....................................................            478,552                 2,706
       Non-cash financing activities--
                  Exchange of 36,986 warrants for financing fees..................       $         --          $     38,757


     The accompanying notes are an integral part of these consolidated financial statements.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

1.   THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its wholly- and majority-owned subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of July 31, 2001, approximately 26 percent of Receivables Held for Investment had been originated in Texas. The Company currently operates in 26 states.

     On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain Trust Certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a Managed Receivables Portfolio of $255.2 million as of July 31, 2001.

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

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of July 31, 2001, and the results of its operations for the three months ended July 31, 2000 and 2001, and its cash flows for the three months ended July 31, 2000 and 2001.

     The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K filed July 24, 2001.

     DERIVATIVES. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133".

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Effective May 1, 2001, the Company adopted SFAS No. 133 concurrently with SFAS No. 138. Accordingly, the Company designated three interest rate swaps and one interest rate cap having an aggregate notional amount as of May 1, 2001 of $130,165,759 as cash flow hedges as defined under SFAS 133. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of $(2,501,595), net of a tax benefit of $1,437,925, as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives as of May 1, 2001. The equity adjustment is classified as other comprehensive income and the derivative liability is classified in the interest rate hedging position liability. Over a period ending in April 2004, the maturity date of the final swap, the Company will reclassify into earnings substantially all of the transition adjustment originally recorded. Over the next twelve months, the Company expects to reclassify into earning approximately $1,419,225, net of taxes of $815,775, of the transition adjustment. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001 (see Note 5), the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS 133. Accordingly subsequent to May 31, 2001, the Company recorded the change in the fair value of this derivative as an increase to interest expense in the current period. The Company also established guidelines for measuring the effectiveness of its hedging positions periodically in accordance with the enacted policy. For the period beginning May 1, 2001, changes in the fair value of the Company's open hedging positions, which have been designated as cash flow hedges, resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders' equity through other comprehensive income, net of taxes, with an offsetting entry to a interest rate hedging position asset or liability. In addition, to the extent that all or a portion of the Company's hedging positions are deemed to be ineffective in accordance with the Company's measurement policy, the amount of any ineffectiveness is recorded through net income. The net effect of the mark-to-market adjustments at July 31, 2001 was to increase the interest rate hedging position assets by $1,403,564, increase the interest rate hedging position liabilities by $1,245,456, increase other comprehensive income by $108,960, net of taxes of $62,630, with the remaining $13,482 reducing interest expense, net of minority interest. The Company believes that the extent of any ineffectiveness or any gain or loss associated with derivatives not designated as hedges will be immaterial to net income. The Company does expect, however, to report material fluctuations in other comprehensive income and shareholders'equity in periods of interest rate volatility.

     RECLASSIFICATIONS. Certain reclassifications have been made to the fiscal 2001 amounts to conform with the fiscal 2002 presentation.

3.   RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                                                          APRIL 30,           JULY 31,
                                                                            2001                2001
                                                                        -------------      -------------
Receivables....................................................         $ 244,684,343      $ 235,242,719
Unamortized premium and deferred fees..........................             6,190,178          5,917,963
Allowance for credit losses....................................            (2,688,777)        (2,586,319)
                                                                        -------------      -------------
     Net receivables...........................................         $ 248,185,744      $ 238,574,363
                                                                        =============      =============

      Activity in the allowance for credit losses was as follows:

                                                                           FOR THE THREE MONTHS ENDED
                                                                                    JULY 31,
                                                                        --------------------------------
                                                                             2000             2001
                                                                        -------------      -------------
Balance, beginning of period...................................          $  2,133,994      $   2,688,777
         Provision for credit losses...........................             1,979,650          1,793,750
        Charge-offs, net of recoveries.........................            (1,828,256)        (1,896,208)
                                                                        -------------      -------------
Balance, end of period.........................................          $  2,285,388      $   2,586,319
                                                                        =============      =============

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.   RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2001 and July 31, 2001:

                                                                                   APRIL 30,           JULY 31,
                                                                                     2001                2001
                                                                                  -----------        -----------
    Contractual payments receivable from Receivables Acquired for
         Investment purchased at a discount relating to credit quality......      $31,892,326        $25,647,857
    Nonaccretable difference................................................       (2,735,961)        (1,972,426)
    Accretable yield........................................................       (3,035,021)        (2,560,105)
    Receivables Acquired for Investment purchased at a discount relating to       -----------        -----------
         credit quality, net................................................      $26,121,344        $21,115,326
                                                                                  ===========        ===========

     The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

                                                                            NONACCRETABLE          ACCRETABLE
                                                                              DIFFERENCE              YIELD
                                                                            --------------        -------------
Balance at April 30, 2001.........................................            $ 2,735,961          $ 3,035,021
     Accretion....................................................                     --             (978,381)
     Eliminations.................................................               (260,070)                  --
     Reclassifications............................................               (503,465)             503,465
                                                                            --------------        -------------
Balance at July 31, 2001..........................................            $ 1,972,426          $ 2,560,105
                                                                            ==============        =============


     Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended July 31, 2001. The increase in accretable yield includes a reclassification from nonaccretable difference for cash flows expected to be collected in excess of those previously expected.

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

FIRC CREDIT FACILITY. The primary source of initial acquisition financing for receivables has been provided through a syndicated warehouse credit facility agented by Bank of America. The borrowing base is defined as the sum of the principal balance of the receivables pledged and the amount on deposit with the Company to fund receivables to be acquired. The Company is required to maintain a reserve account equal to the greater of one percent of the principal amount of receivables financed or $250,000. The current term of the FIRC credit facility expires on November 14, 2001. This maturity date reflects a renewal of the facility effective November 15, 2000. Under the terms of the renewal, the maximum facility limit was reduced from $65 million to $50 million effective December 31, 2000 to coincide with the increase in the FIARC commercial paper facility. Further, under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond November 14, 2001, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. No other material changes were made to the existing terms and conditions of the facility in connection with the renewal. Borrowings under the FIRC credit facility bear interest at a rate selected by the Company at the time of the advance of either the base rate, defined as the higher of the prime rate or the

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

federal funds rate plus .5 percent, the LIBOR rate plus .5 percent, or a rate agreed to by the Company and the banks. The facility also provides for the payment of a fee of .25 percent per annum based on the total committed amount.

     Borrowings under the FIRC credit facility were $36,040,000 and $41,910,000 at April 30, 2001 and July 31, 2001, respectively, and had weighted average interest rates, including the effect of facility fees and hedge instruments, as applicable, of 6.91 percent and 5.79 percent as of such dates. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

     The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $150 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. The Company is not a guarantor of, or otherwise a party to, such commercial paper. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. At April 30, 2001 and July 31, 2001, the Company had borrowings of $121,808,080 and $119,863,206, respectively, outstanding under the commercial paper facility at weighted average interest rates, including the effect of program fees, dealer fees and hedge instruments, as applicable, of
6.60 percent and 4.48 percent, respectively.

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

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank, (the "FIACC commercial paper facility"), to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .30 percent. At April 30, 2001 and July 31, 2001, borrowings were $10,400,901 and $8,455,375, respectively, under the FIACC commercial

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


paper facility, at weighted average interest rates of 5.56 percent and 5.22 percent, respectively, including the effects of program fees and hedge instruments. The current term of the FIACC commercial paper facility expires on November 14, 2001. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

       On September 15, 2000, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1997-1, (the "ALAC 97-1 Securitization"). Accordingly, the Company acquired $8,110,849 in outstanding receivables from the trust and borrowed $6,408,150 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,874,689 in senior notes and redeem $1,033,456 of the trust certificates. On March 15, 2001, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1998-1, (the "ALAC 98-1 Securitization"). Accordingly, the Company acquired $9,257,612 in outstanding receivables from the trust and borrowed $7,174,509 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,997,615 in senior notes and redeem $1,946,178 of the Trust Certificates. The receivables purchased were used as collateral to secure the FIACC borrowing with any residual cash flow generated by the receivables pledged to the Partnership. As a result of utilizing FIACC to fund the repurchase of the ALAC securitizations, the Company has elected to utilize the FIACC commercial paper facility solely as the financing source for the repurchases and does not expect to utilize the facility to finance Receivables Held for Investment.

       TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Term Notes is February 15, 2006. As of April 30, 2001 and July 31, 2001, the outstanding principal balances on the Term Notes were $84,925,871 and $71,892,095, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

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

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus
0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $11,126,050 and $9,195,599 at April 30, 2001 and July 31, 2001, respectively, and had weighted average interest rates of 6.26 percent and 5.55 percent, including the effects of program fees and hedge instruments, as of such dates. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During the period ended July 31, 2001, $574,014 was distributed to the limited partner. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

     The Class A Notes mature on July 31, 2002. If the Class A Notes are not renewed on or prior to the maturity date, the outstanding balance under the notes would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the notes from the lender prior to maturity. Management considers its relationship with the lender to be satisfactory and has no reason to believe that the notes will not be renewed. If the notes were not renewed however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company.

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

Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. On December 22, 2000, the warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs are included as deferred financing costs and will be amortized through the maturity date of the debt. In addition, if certain conditions were met, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants, if any, to be issued on December 31, 2001 will be determined by the outstanding balance owed to Bank of America under the term loan. In no event, however, can the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 of $38,757 is included as deferred financing costs and amortized through the maturity date of the debt. At April 30, 2001 and July 31, 2001, there was $12,825,000 and $11,850,000, respectively, outstanding under this facility.

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

     As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders'equity through other comprehensive income. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected as a gain or loss in net income for the period subsequent to May 31, 2001. Management believes that since these two positions effectively offset, any net gains or losses will be immaterial to income.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


6.   EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended July 31, 2000 and 2001, are as follows:

                                                                                FOR THE THREE MONTHS
                                                                                   ENDED JULY 31,
                                                                            ---------------------------
                                                                               2000              2001
                                                                            ---------         ---------
              Weighted average shares:
                Weighted average shares outstanding
                for basic earnings per share.......................         5,566,669         5,566,669
                Effect of dilutive stock options and warrants......                55                --
                                                                            ---------         ---------
                Weighted average shares outstanding
                for diluted earnings per share.....................         5,566,724         5,566,669
                                                                            =========         =========


     For the three months ended July 31,2000 and 2001, the Company had 136,945 and 566,987, respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended July 31, 2001 was $453,309, a decrease of 8% from that reported for the comparable period in the preceding year of $494,598. Earnings per common share were $0.08 for the three months ended July 31, 2001, compared to $0.09 per common share for the prior year period.

NET INTEREST INCOME

     The following table summarizes the Company's receivables and net interest income (dollars in thousands):

                                                                               AS OF OR FOR THE
                                                                              THREE MONTHS ENDED
                                                                                    JULY 31,
                                                                           ------------------------
                                                                             2000            2001
                                                                           --------        --------
Receivables Held for Investment:
   Number.............................................................       20,322          19,696
   Principal balance..................................................     $248,192        $235,242
   Average principal balance of receivables outstanding
     during the three month period....................................      240,183         239,935
Receivables Acquired for Investment:
   Number.............................................................        3,089           4,106
   Principal balance..................................................     $ 24,228        $ 20,020
Securitized Receivables(1):
   Number.............................................................        3,769              --
   Principal balance..................................................     $ 23,904              --
Total Managed Receivables Portfolio:
   Number.............................................................       27,180          23,802
   Principal balance..................................................     $296,324        $255,262


(1) Represents receivables previously owned by FISC which were sold in connection with two asset securitizations and on which the Company retains the servicing rights to those receivables. Both securitizations were liquidated during the year ended April 30, 2001 and the receivables were repurchased. Subsequent to the repurchase, these receivables are included in Receivables Acquired for Investment.

                                                                               THREE MONTHS ENDED
                                                                                    JULY 31,
                                                                           ------------------------
                                                                            2000             2001
                                                                           --------        --------
Interest income (1):
   Receivables Held for Investment.....................................    $  9,749        $  9,280
   Receivables Acquired for Investment and Investment in Trust
     Certificates (2).................................................        1,240             983
                                                                           --------        --------
                                                                             10,989          10,263
Interest expense:
   Receivables Held for Investment (3)................................        4,746           3,992
   Receivables Acquired for Investment and Investment in Trust
     Certificates.....................................................          345             226
                                                                           --------        --------
                                                                              5,091           4,218
                                                                           --------        --------
   Net interest income................................................     $  5,898        $  6,045
                                                                           ========        ========


(1)  Amounts shown are net of amortization of premium and deferred fees.

(2) Amounts shown for the three months ended July 31, 2001 reflect $261 in interest income related to minority interest.

(3) Includes facility fees and fees on the unused portion of the credit facilities.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

                                                            THREE MONTHS ENDED
                                                                 JULY 31,
                                                            -------------------
                                                             2000         2001
                                                            ------       ------
              Receivables Held for Investment:
              Effective yield on Receivables
                 Held for Investment(1)..................     16.2%        15.5%
                 Average cost of debt(2).................      7.9%         6.7%
                                                            ------       ------
                 Net interest spread(3)..................      8.3%         8.8%
                 Net interest margin(4)..................      8.4%         8.8%


(1) Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2)  Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on Receivables Held for Investment less average cost of debt.

(4) Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased for the three months ended July 31, 2001 to $6.0 million from $5.9 million for the comparable period in the preceding year. Net interest income in 2001 represents an increase of 2% from the same period in 2000.

     Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                                                      THREE MONTHS ENDED
                                                                     JULY 31, 2000 TO 2001
                                                         ------------------------------------------
                                                           INCREASE (DECREASE)
                                                                   DUE TO
                                                                  CHANGE IN
                                                         ------------------------
                                                          AVERAGE                         TOTAL
                                                         PRINCIPAL        AVERAGE      NET INCREASE
                                                          AMOUNT            RATE        (DECREASE)
                                                         ---------        -------      ------------
Receivables Held for Investment:
     Interest income............................          $ (10)          $ (459)         $ (469)
     Interest expense...........................            (42)            (712)           (754)
                                                          -----           ------          ------
     Net interest income........................          $  32           $  253          $  285
                                                          =====           ======          ======

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2001 AND 2000 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for the 2001 period decreased to $10,263 compared with $10,989 for the comparable period in 2000. Interest income on Receivables Held for Investment decreased 5% for the three-month period. This is due to a reduction of 70 basis points, which is a 4% decrease, in the yield on the Receivables Held for Investment for the three months ended July 31, 2001 compared to the comparable period for 2000. Interest income on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 21% for the comparable three-month period. The quarterly decrease is primarily attributable to a 57% reduction in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates. Additionally, for the three-month period ended July
31, 2001, interest income includes amounts payable to a limited partner.
These amounts are accounted for as a minority interest. During the three-month period ended July 31, 2000, interest income was recorded net of estimated cash flows that were to be sold to the limited partner.

     INTEREST EXPENSE. Interest expense in 2001 decreased for the three-month period to $4,218 as compared to $5,091 in 2000. Interest expense on Receivables Held for Investment decreased 16% for the three-month period. This is primarily due to a reduction of 120 basis points, which is a 15% decrease, in the interest rate on the outstanding borrowings in 2001 compared to 2000. Interest expense on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 34% for the comparable three-month period. The decrease is attributable to a reduction in the weighted average borrowings under the acquisition term facility.

     NET INTEREST INCOME. Net interest income increased to $6,045, an increase of 2%. The increase resulted primarily from lower cost of funds to finance the Receivables Held for Investment offset by the reduction in the yield received on the Receivables Held for Investment.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2001 decreased to $1,794 as compared to $1,980 in 2000. The decrease was the result of a 4% reduction in the Receivables Held for Investment from April 30, 2001 to July 31, 2001 compared to a 7% increase for the same period in the prior year. This decrease is offset by an increase in the allowance for credit losses to 1.1% of receivables for the quarter ended July 31, 2001 compared to .9% of receivables for the same period in 2000.

     SERVICING INCOME. Servicing income represents amounts received on loan receivables previously sold by FISC in connection with two asset securitization transactions. Under these transactions, FISC, as servicer, is entitled to receive a fee of 3 percent on the outstanding principal balance of the securitized receivables plus reimbursement for certain costs and expenses incurred as a result of its collection activities. Both securitizations were liquidated and the underlying receivables were repurchased during the year ended April 30, 2001. Subsequent to the call date, no further servicing income is earned.

     LATE FEES AND OTHER INCOME. Late fees and other income decreased to $547 in 2001 from $640 in 2000 which primarily represents fees collected from customers for late fees, extension fees and other payment related fees and additionally includes interest income earned on short-term marketable securities and money market instruments. The decrease is primarily attributable to a decrease in the reinvestment rates on the cash collections offset by higher fees collected from the customer.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs decreased to $2,013 in 2001 from $2,393 in 2000. The decrease is primarily due to reduced headcount needs related to lower originations and a lower managed portfolio coupled with headcount reductions from improved efficiencies.

     OTHER INTEREST EXPENSE. Other interest expense in 2001 decreased to $238 for the three-month period as compared to $331 in 2000. The decrease was primarily due to a 7% reduction in the average outstanding borrowings and a 25% reduction in the average interest rate on this facility.

     OTHER EXPENSES. Other expenses increased to $1,572 in 2001 from $1,259 in 2000. The increase is attributable to third party service bureau expenses and amortization of bank fees and warrants related to the restructure of the working capital facilities. The use of a third party service bureau and restructure of the working capital facility were incurred in December 2000 thus no expenses were reflected in the three-month period ended July 31, 2000. Additionally, repossession expenses and related collection expenses increased for 2001 compared to 2000 as a result of more active collection activity on significantly past due and charged off accounts.

         INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. During 2001, income before provision for income taxes and minority interest decreased to $453 or 8% from the comparable period in 2000. This change was a result of the decrease servicing, late fee and other income offset by an increase in net interest income after provision for credit losses, inclusive of minority interest.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $19.6 million for receivables acquired for the three months ended July 31, 2001 compared to $39.0 million paid in the comparable 2000 period.

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

     To provide additional liquidity to fund the receivables portfolio, the Company utilized a $150 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by Bank of America as an additional source of warehouse financing for Receivables Held for Investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancements for the $150 million facility are provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. At April 30, 2001 and July 31, 2001, the Company had borrowings of $121,808,808 and $119,863,206, respectively, outstanding under the FIARC commercial paper facility.

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

     The current term of the FIRC credit facility expires on November 14, 2001. In the event that the facility is not renewed prior to its maturity date, the facility will automatically convert to a term loan which will amortize in accordance with the borrowing base over a six month period when the outstanding balance will be due and payable. The FIARC commercial paper facility was provided for a term of one year and has been extended to November 28, 2001. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Borrowings under the FIRC credit facility were $36,040,000 and $41,910,000 at April 30, 2001 and July 31, 2001, respectively.

     The Company also maintains a commercial paper conduit financing through Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Capital Corporation ("FIACC") to fund the acquisition of receivables previously securitized by FISC.

     FIACC acquires receivables from the Company in conjunction with the Company's repurchase of previously securitized receivables acquired for investment and may borrow up to 88% of the face amount of receivables which are pledged as collateral for the commercial paper borrowings. In addition, a cash reserve equal to 2% of the outstanding borrowings under the FIACC commercial paper facility must be maintained in a reserve account for the benefit of the creditors.

     The current term of the FIACC commercial paper facility expires on November 14, 2001. As a result of utilizing FIACC to fund the repurchase of the ALAC securitizations, the Company does not expect to use the facility to finance Receivables Held for Investment. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. At April
30, 2001 and July 31, 2001, borrowings were $10,400,901 and $8,455,375, respectively, under the FIACC commercial paper facility.

     In addition to the $200 million in credit facilities utilized to fund the acquisition of new receivables, the Company also has a term loan facility initially utilized to fund working capital requirements of the Company. This facility was converted to a term loan on December 22, 2000. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also requires an additional principal payment of $300,000 on June 30, 2001 under certain conditions relating to the size of Bank of America's portion of the outstanding balance. The remaining unpaid balance of the term loan is due at maturity on December 22, 2002. Pricing under the facility is based on the LIBOR rate plus 3%. The term loan is secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. The warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs are included as deferred financing costs and will be amortized through the maturity date of the debt. In addition, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants, if any, to be issued on December 31, 2001 will be determined by the outstanding balance owed to Bank of America under the term loan. In no event, however, can the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 of $38,757 is included as deferred financing costs and amortized through the maturity date of the debt. At April 30, 2001 and July 31, 2001, there was $12,825,000 and $11,850,000, respectively, outstanding under this facility.

     The Company expects to initiate discussions with its lenders regarding the renewal and extension of the warehouse credit facilities prior to maturity. Management considers its relationship with the lenders under these facilities to be satisfactory and has no reason to believe that these facilities will not be renewed. If these facilities were not renewed however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company.

     On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174% asset-backed notes ("Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641 which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the Noteholders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2% of the original balance of the receivables pool and a 4% over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool. As of April 30, 2001 and July 31, 2001, the outstanding principal balance on the Notes was $84,925,871 and $71,892,095, respectively.

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

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner owning 70 percent of the partnership assets and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner owning 30 percent of the partnership assets (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes will bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and will amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment as of the previous month end. The Class B Notes will bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and will amortize on a monthly basis by an amount which will vary based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. Once the Class B Notes have been paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, will be distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. The amount of the partners' cash flow will vary depending on the timing and amount of the residual cash flows. Subsequent to the closing of this financing, the Company accounts for First Union's limited partnership interest in the Partnership as a minority interest.

     Substantially all of the Company's receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company's lenders and the Noteholders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

     The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolio. The Company received such payments in the amount of $36.4 million and $31.2 million for the three months ended July 31, 2001 and 2000, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodian fees. During the three months ended, the Company generated net cash flow of $7.4 million in 2001 and required net cash flow of $17.5 million in 2000 (cash required to acquire Receivables Held for Investment net of principal payments on receivables) to fund the growth of its receivables portfolio.

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

     As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders'equity through other comprehensive income. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected as a gain or loss in net income for period subsequent to May 31, 2001. Management believes that since these two positions effectively offset, any net gains or losses will be immaterial to income.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,586,319 as of July 31, 2001 and $2,688,777 as of April 30, 2001 as a
percentage of the Receivables Held for Investment of $235,242,719 as of July 31, 2001 and $244,684,343 as of April 30, 2001 was 1.1% at July 31, 2001 and April
30, 2001.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of July 31, 2001 and April 30, 2001, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 9.3% and 8.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $1,793,750 and $1,979,650 have been recorded for the three months ended July 31, 2001, and July 31, 2000, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

     The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                                       AS OF OR FOR THE THREE MONTHS ENDED JULY 31,
                                                     ------------------------------------------------
                                                              2000                        2001
                                                     -------------------        ---------------------
                                                      NUMBER                     NUMBER
                                                     OF LOANS     AMOUNT        OF LOANS       AMOUNT
                                                     --------     ------        --------       ------
Receivables Held for Investment:
Delinquent amount outstanding:
30 -- 59 days...................................        364       $4,457           313         $3,782
60 -- 89 days...................................         87        1,096           144          1,731
90 days or more.................................        137        1,640           248          3,140
                                                     --------     ------        --------       ------
Total delinquencies.............................        588       $7,193           705         $8,653
Total delinquencies as a percentage of
     outstanding receivables....................        2.9%         2.9%          3.6%           3.7%
Net charge-offs as a percentage of average
     receivables outstanding during the
     period (1).................................                     3.0%                         3.2%

(1) The percentages have been annualized and are not necessarily indicative of the results for a full year.


     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 10.9% and 6.0% as of July 31, 2001 and April 30, 2001, respectively.

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

     As of July 31, 2001, the Company had $158.3 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $1 million, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

                                  First Investors Financial Services Group, Inc.
                                                   (Registrant)

Date:  September 13, 2001                   By: /s/ TOMMY A. MOORE, JR.
                                               Tommy A. Moore, Jr.
                                      President and Chief Executive Officer

Date:  September 13, 2001                     By: /s/ BENNIE H. DUCK
                                                  Bennie H. Duck
                                   Secretary, Treasurer and Chief Financial
                                   Officer