Form 10-Q
period 2001-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2001-12-14
CIK 948034

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       675 BERING DRIVE, SUITE 710
             HOUSTON, TEXAS                              77057
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                                 (713) 977-2600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Shares Outstanding At
                Class                         November 30, 2001
    -------------------------------     ------------------------------
     Common Stock-$.001 Par Value                 5,566,669


================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                OCTOBER 31, 2001

                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of April 30, 2001 and
                    October 31, 2001.....................................    3

                    Consolidated Statements of Operations for the
                    Three Months and Six Months Ended October 31, 2000
                    and 2001.............................................    4

                    Consolidated Statement of Shareholders' Equity
                    and Comprehensive Income (Loss) for the Six
                    Months Ended October 31, 2001........................    5

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended October 31, 2000 and 2001...........    6

                    Notes to Consolidated Financial Statements...........    7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................   16

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk..........................................   25

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports On Form 8-K.....................   26

          SIGNATURES.....................................................   26

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS -- APRIL 30, 2001 AND OCTOBER 31, 2001

                                                                                                     APRIL 30,         OCTOBER 31,
                                                                                                       2001               2001
                                                                                                     (AUDITED)         (UNAUDITED)
                                                                                                   -------------      -------------
                               ASSETS

Receivables Held for Investment, net ........................................................      $ 248,185,744      $ 228,956,874
Receivables Acquired for Investment, net ....................................................         26,121,344         16,725,040
Cash and Short-Term Investments, including restricted cash of
     $24,089,763 and $22,846,530, respectively ..............................................         25,101,012         24,035,145
Accrued Interest Receivable .................................................................          3,277,066          3,493,669
Assets Held for Sale ........................................................................          1,501,760          1,561,411
Other Assets:
     Funds held under reinsurance agreement .................................................          3,192,755          3,495,106
     Deferred financing costs and other assets, net of accumulated amortization and
           depreciation of $4,827,936 and $4,956,805, respectively ..........................          4,895,204          3,951,366
     Current income taxes receivable, net ...................................................            594,360            497,382
     Deferred income taxes receivable, net ..................................................                 --            589,586
     Interest rate derivative positions .....................................................                 --          4,809,506
                                                                                                   -------------      -------------
          Total assets ......................................................................      $ 312,869,245      $ 288,115,085
                                                                                                   =============      =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
     Warehouse credit facilities ............................................................      $ 168,249,709      $ 168,747,720
     Term Notes .............................................................................         84,925,871         59,744,447
     Acquisition term facility ..............................................................         11,126,050          7,309,451
     Working capital facility ...............................................................         12,825,000         11,175,000
Other Liabilities:
     Accounts payable and accrued liabilities ...............................................          3,607,677          2,550,162
     Deferred income taxes payable, net .....................................................            195,486                 --
     Interest rate derivative positions .....................................................                 --          8,363,907
                                                                                                   -------------      -------------
          Total liabilities .................................................................        280,929,793        257,890,687
                                                                                                   -------------      -------------

Commitments and Contingencies
Minority Interest ...........................................................................          1,586,959          1,100,197
Shareholders' Equity:
     Common stock, $0.001 par value, 10,000,000 shares  authorized,
          5,566,669 shares issued and outstanding ...........................................              5,567              5,567
     Additional paid-in capital .............................................................         18,639,918         18,678,675
     Retained earnings ......................................................................         11,707,008         12,637,059
     Accumulated other comprehensive income - unrealized derivative
        gains (losses), net of taxes ........................................................                 --         (2,197,100)
                                                                                                   -------------      -------------
          Total shareholders' equity ........................................................         30,352,493         29,124,201
                                                                                                   -------------      -------------
Total liabilities and shareholders' equity ..................................................      $ 312,869,245      $ 288,115,085
                                                                                                   =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2000 AND 2001
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                   ENDED OCTOBER 31,                     ENDED OCTOBER 31,
                                                             ------------------------------       ------------------------------
                                                                 2000              2001               2000              2001
                                                             ------------      ------------       ------------      ------------
Interest Income .......................................      $ 11,601,863      $  9,819,413       $ 22,591,054      $ 20,082,638
Interest Expense ......................................         5,079,741         3,507,996         10,170,739         7,726,025
                                                             ------------      ------------       ------------      ------------
            Net interest income .......................         6,522,122         6,311,417         12,420,315        12,356,613
Provision for Credit Losses ...........................         2,328,800         1,910,050          4,308,450         3,703,800
                                                             ------------      ------------       ------------      ------------
Net Interest Income After Provision for
   Credit Losses ......................................         4,193,322         4,401,367          8,111,865         8,652,813
Other Income:
         Late fees and other ..........................           819,158           436,071          1,459,393           983,186
         Servicing ....................................           143,016                --            346,844                --
         Unrealized loss on interest rate
            derivative positions ......................                --           (99,936)                --           (99,936)
                                                             ------------      ------------       ------------      ------------
               Total other income .....................           962,174           336,135          1,806,237           883,250
Operating Expenses:
          Salaries and benefits........................         2,322,243         1,977,486          4,715,591         3,990,660
          Other interest expense ......................           346,976           194,555            678,363           432,885
          Other .......................................         1,350,325         1,633,363          2,609,302         3,205,724
                                                             ------------      ------------       ------------      ------------
               Total operating expenses ...............         4,019,544         3,805,404          8,003,256         7,629,269
                                                             ------------      ------------       ------------      ------------
Income Before Provision for Income Taxes
    and Minority Interest .............................         1,135,952           932,098          1,914,846         1,906,794
Provision (Benefit) for Income Taxes:
          Current .....................................           178,678           167,560            585,863            99,685
          Deferred ....................................           235,944           172,803            113,056           596,296
                                                             ------------      ------------       ------------      ------------
               Total provision for income taxes .......           414,622           340,363            698,919           695,981
Minority Interest .....................................           216,367           114,993            216,367           280,762
                                                             ------------      ------------       ------------      ------------
Net Income ............................................      $    504,963      $    476,742       $    999,560      $    930,051
                                                             ============      ============       ============      ============

Basic and Diluted Net Income per
    Common Share ......................................      $       0.09      $       0.09       $       0.18      $       0.17
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

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)

                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2001
                                   (UNAUDITED)

                                                                                        ACCUMULATED
                                                                                           OTHER          OTHER
                                           COMMON        ADDITIONAL       RETAINED     COMPREHENSIVE   COMPREHENSIVE
                                           STOCK       PAID-IN CAPITAL    EARNINGS     INCOME (LOSS)   INCOME (LOSS)      TOTAL
                                        -------------  --------------- ------------   --------------  ---------------  ------------
Balance, April 30, 2001 .............   $      5,567    $ 18,639,918   $ 11,707,008   $         --    $         --    $ 30,352,493

   Net income .......................             --              --        930,051             --         930,051         930,051

   Warrants issued ..................             --          38,757             --             --              --          38,757
   Cumulative effect of accounting
   change, net of tax benefit of
   $1,437,925 .......................             --              --             --     (2,501,595)     (2,501,595)     (2,501,595)
   Unrealized gains (losses) on
   derivatives, net of tax benefit of
   $58,466 ..........................             --              --             --       (101,715)       (101,715)       (101,715)
   Reclassification of earnings, net
   of taxes of $233,491 .............             --              --             --        406,210         406,210         406,210
                                                                                                      ------------
    Comprehensive income (loss) .....                                                                 $ (1,267,049)
                                        ------------    ------------   ------------   ------------    ============    ------------
Balance, October 31, 2001 ...........   $      5,567    $ 18,678,675   $ 12,637,059   $ (2,197,100)                   $ 29,124,201
                                        ============    ============   ============   ============                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 2001
                                   (UNAUDITED)

                                                                                     2000            2001
                                                                                 ------------    ------------
Cash Flows From Operating Activities:
         Net income ..........................................................   $    999,560    $    930,051
         Adjustments to reconcile net income to net cash provided by
             (used in) operating activities--
                  Depreciation and amortization expense ......................      2,913,458       2,341,975
                  Provision for credit losses ................................      4,308,450       3,703,800
                  Charge-offs, net of recoveries .............................     (4,117,504)     (3,910,883)
                  Minority Interest ..........................................        216,367         280,762
                  Other comprehensive income .................................             --      (2,197,100)
         (Increase) decrease in:
                  Accrued interest receivable ................................       (435,861)       (216,603)
                  Restricted cash ............................................     (2,940,812)      1,243,234
                  Deferred financing costs and other assets ..................     (1,275,412)        563,641
                  Funds held under reinsurance agreement .....................        174,422        (302,351)
                  Deferred income taxes receivable, net ......................         64,875        (589,586)
                  Current income tax receivable, net .........................        (39,915)         96,978
                  Interest  rate derivative positions ........................             --      (4,809,506)
         Increase (decrease) in:
                  Accounts payable and accrued liabilities ...................       (645,090)     (1,057,515)
                  Current income taxes payable ...............................       (527,042)             --
                  Deferred income taxes payable, net .........................         48,181        (195,486)
                  Interest rate derivative positions .........................             --       8,363,907
                                                                                 ------------    ------------
                         Net cash provided by (used in) operating activities .     (1,256,323)      4,245,318
                                                                                 ------------    ------------
Cash Flows From Investing Activities:
         Purchase of Receivables Held for Investment .........................    (70,231,827)    (36,749,840)
         Purchase of Receivables Acquired for Investment .....................     (8,110,849)             --
         Principal payments from Receivables Held for Investment .............     47,916,958      51,240,714
         Principal payments from Receivables Acquired for Investment .........      5,112,832       8,628,780
         Principal payments from Trust Investment Certificates ...............      2,561,636              --
         Payments received on Assets Held for Sale ...........................             --       3,442,867
         Purchase of furniture and equipment .................................       (339,125)       (480,461)
                                                                                 ------------    ------------
Net cash provided by (used in) investing activities ..........................    (23,090,375)     26,082,060
                                                                                 ------------    ------------
Cash Flows From Financing Activities:
         Proceeds from advances on--
                  Warehouse credit facilities ................................     70,816,190      37,137,465
         Principal payments made on--
                  Warehouse credit facilities ................................     (4,841,951)    (36,639,454)
                  Term Notes .................................................    (34,877,902)    (25,181,424)
                  Acquisition term facility ..................................    (10,446,339)     (3,816,599)
                  Working capital facility ...................................             --      (1,650,000)
         Minority Interest upon formation of partnership .....................      2,771,890              --
                                                                                 ------------    ------------
                           Net cash provided by (used in) financing activities     23,421,888     (30,150,012)
                                                                                 ------------    ------------
Increase (decrease) in Cash and Short-Term Investments .......................       (924,810)        177,366
Cash and Short-Term Investments at Beginning of Period .......................      2,108,865       1,011,249
                                                                                 ------------    ------------
Cash and Short-Term Investments at End of Period .............................   $  1,184,055    $  1,188,615
                                                                                 ============    ============
Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for--
                  Interest ...................................................   $  9,367,365    $  7,835,884
                  Income taxes ...............................................      1,028,452           2,706
       Non-cash financing activities--
                  Exchange of 36,986 warrants for financing fees .............   $         --    $     38,757

              The accompanying notes are an integral part of these
                       consolidated financial statements.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2001



1.  THE COMPANY

      ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its wholly- and majority-owned subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of October 31, 2001, approximately 26 percent of Receivables Held for Investment had been originated in Texas. The Company currently operates in 26 states.

      On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain Trust Certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a managed receivables portfolio of $241 million as of October 31, 2001.

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

      The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of October 31, 2001, and the results of its operations for the three and six months ended October 31, 2000 and 2001, and its cash flows for the six months ended October 31, 2000 and 2001.

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

      DERIVATIVES. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133".

      Effective May 1, 2001, the Company adopted SFAS No. 133 concurrently with SFAS No. 138. Accordingly, the Company designated three interest rate swaps and one interest rate cap having an aggregate notional amount as of May 1, 2001 of $130,165,759 as cash flow hedges as defined under SFAS 133. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of $(2,501,595), net of a tax benefit of $1,437,925, as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives as of May 1, 2001. The equity adjustment is classified as other comprehensive income and the derivative liability is classified in the interest rate derivative positions liability. Over a period ending in April 2004, the maturity date of the final swap, the Company will reclassify into earnings substantially all of the transition adjustment originally recorded. Over the next twelve months, the Company expects to reclassify into earnings approximately $827,797, net of taxes of $475,820, of the transition adjustment. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001 (see
Note 5), the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS 133. Accordingly, subsequent to May 31, 2001, the Company recorded the change in the fair value of this derivative as an unrealized loss on interest rate derivative positions in the current period. The Company also established guidelines for measuring the effectiveness of its hedging positions periodically in accordance with the enacted policy. For the period beginning May 1, 2001, changes in the fair value of the Company's open hedging positions, which have been designated as cash flow hedges, resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders' equity through other comprehensive income, net of taxes, with an offsetting entry to a interest rate hedging position asset or liability. In addition, to the extent that all or a portion of the Company's hedging positions are deemed to be ineffective in accordance with the Company's measurement policy, the amount of any ineffectiveness is recorded through net income. The net effect of the mark-to-market adjustments for the six months ending October 31, 2001 was to increase other comprehensive income by $101,715, net of taxes of $58,466. The Company believes that the extent of any ineffectiveness will be immaterial to net income. The Company does expect, however, to report material fluctuations in other comprehensive income and shareholders'equity in periods of interest rate volatility.

      RECLASSIFICATIONS. Certain reclassifications have been made to the fiscal 2001 amounts to conform with the fiscal 2002 presentation.



3.  RECEIVABLES HELD FOR INVESTMENT

      Net receivables consisted of the following:

                                                 APRIL 30,         OCTOBER 31,
                                                   2001               2001
                                               -------------      -------------
Receivables ..............................     $ 244,684,343      $ 225,959,217
Unamortized premium and deferred fees ....         6,190,178          5,479,351
Allowance for credit losses ..............        (2,688,777)        (2,481,694)
                                               -------------      -------------
      Net receivables ....................     $ 248,185,744      $ 228,956,874
                                               =============      =============

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

      Activity in the allowance for credit losses was as follows:

                                                       FOR THE SIX MONTHS
                                                        ENDED OCTOBER 31
                                                 ------------------------------
                                                     2000               2001
                                                 -----------        -----------
Balance, beginning of period .............       $ 2,133,994        $ 2,688,777

Provision for credit losses ..............         4,308,450          3,703,800

Charge-offs, net of recoveries ...........        (4,117,504)        (3,910,883)
                                                 -----------        -----------
Balance, end of period ...................       $ 2,324,940        $ 2,481,694
                                                 ===========        ===========

4.    RECEIVABLES ACQUIRED FOR INVESTMENT

      Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2001 and October 31, 2001:

                                                                   APRIL 30,        OCTOBER 31,
                                                                     2001              2001
                                                                 ------------      ------------
Contractual payments receivable from Receivables
   Acquired for Investment purchased at a discount
   relating to credit quality .............................      $ 31,892,326      $ 19,828,287
Nonaccretable difference ..................................        (2,735,961)       (1,243,882)
Accretable yield ..........................................        (3,035,021)       (1,859,365)
                                                                 ------------      ------------
Receivables Acquired for Investment purchased
   at a discount relating to credit quality, net ..........      $ 26,121,344      $ 16,725,040
                                                                 ============      ============

      The carrying amount of Receivables Acquired for Investment are net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

                                             NONACCRETABLE        ACCRETABLE
                                               DIFFERENCE           YIELD
                                              -----------        -----------
Balance at April 30, 2001 .............       $ 2,735,961        $ 3,035,021
      Accretion .......................                --         (1,687,714)
      Eliminations ....................          (980,021)                --
      Reclassifications ...............          (512,058)           512,058
                                              -----------        -----------
Balance at October 31, 2001 ...........       $ 1,243,882        $ 1,859,365
                                              ===========        ===========

      Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended October 31, 2001. The increase in accretable yield includes a reclassification from nonaccretable difference for cash flows expected to be collected in excess of those previously expected.

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

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

      FIRC CREDIT FACILITY. The primary source of initial acquisition financing for receivables has been provided through a syndicated warehouse credit facility agented by Bank of America. The borrowing base is defined as the sum of the principal balance of the receivables pledged and the amount on deposit with the Company to fund receivables to be acquired. The Company is required to maintain a reserve account equal to the greater of one percent of the principal amount of receivables financed or $250,000. The term of the FIRC credit facility expired on November 14, 2001. Under the terms of the renewal, the maximum facility limit was reduced from $65 million to $50 million effective December 31, 2000 to coincide with the increase in the FIARC commercial paper facility. Further, under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond November 14, 2001, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. No other material changes were made to the existing terms and conditions of the facility in connection with the renewal. Borrowings under the FIRC credit facility bear interest at a rate selected by the Company at the time of the advance of either the base rate, defined as the higher of the prime rate or the federal funds rate plus .5 percent, the LIBOR rate plus .5 percent, or a rate agreed to by the Company and the banks. The facility also provides for the payment of a fee of .25 percent per annum based on the total committed amount.

      On November 14, 2001, the facility was renewed to December 7, 2001. On December 7, 2001, the Company entered into an agreement with First Union National Bank to extend the maturity date of the facility until December 5, 2002. In conjunction with this renewal, First Union assumed the role of agent and increased its commitment to $50 million from $20 million. The total commitment remains at $50 million and there were no other material changes to the terms and conditions of the facility.

      Borrowings under the FIRC credit facility were $36,040,000 and $36,810,000 at April 30, 2001 and October 31, 2001, respectively, and had weighted average interest rates, including the effect of facility fees and derivative instruments, as applicable, of 6.91 percent and 4.52 percent as of such dates.

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

      The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $150 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. The Company is not a guarantor of, or otherwise a party to, such commercial paper. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. At April 30, 2001 and October 31, 2001, the Company had borrowings of $121,808,808 and $125,716,177, respectively, outstanding under the commercial paper facility at weighted average interest rates, including the effect of program fees, dealer fees and derivative instruments, as applicable, of 6.60 percent and 3.12 percent, respectively.

      The current term of the FIARC commercial paper facility expires on January 12, 2002. Pursuant to a renewal effective November 29, 2000, the maximum facility amount was increased from $135 million to $150 million and the overcollateralization which serves as the primary credit enhancement for the facility was reduced from 10 percent to 6 percent allowing the Company to now borrow up to 94 percent against the receivables pledged as

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES collateral for the FIARC commercial paper facility. No other material changes were made to the terms and conditions of the facility in connection with the renewal. If the facility was not extended beyond the maturity date, receivables pledged, as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

      FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank, (the FIACC commercial paper facility"), to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .30 percent. At April 30, 2001 and October 31, 2001, borrowings were $10,400,901 and $6,221,543, respectively, under the FIACC commercial paper facility, at weighted average interest rates of 5.56 percent and 5.35 percent, respectively, including the effects of program fees and derivative instruments. The current term of the FIACC commercial paper facility expires on March 12, 2002. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

      TERM NOTES. On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Term Notes is February 15, 2006. As of April 30, 2001 and October 31, 2001, the outstanding principal balances on the Term Notes were $84,925,871 and $59,744,447, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

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

      On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $11,126,050 and $7,309,451 at April 30, 2001 and October 31, 2001, respectively, and had weighted average interest rates of
6.26 percent and 5.78 percent, including the effects of program fees and derivative instruments, as of such dates. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During the period ended October 31, 2001, $866,583 was distributed to the limited partner. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

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

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

      WORKING CAPITAL FACILITY. The Company has maintained a $13.5 million working capital line of credit with Bank of America and First Union National Bank that was utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December 1999 and was scheduled to mature on December 22, 2000. Effective December 22, 2000, the $13.5 million in outstandings were refinanced through the issuance of a $13.5 million term loan. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also requires an additional principal payment of $300,000 on June 30, 2001 under certain conditions relating to the size of Bank of America's portion of the outstanding balance. Pursuant to this requirement, the Company paid $300,000 to Bank of America effective June 30, 2001. The remaining unpaid balance of the term loan is due at maturity on December 22, 2002. Pricing under the facility is based on the LIBOR rate plus 3 percent. The term loan is secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. On December 22, 2000, the warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs are included as deferred financing costs and will be amortized through the maturity date of the debt. In addition, if certain conditions were met, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants, if any, to be issued on December 31, 2001 will be determined by the outstanding balance owed to Bank of America under the term loan. In no event, however, can the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 of $38,757 is included as deferred financing costs and amortized through the maturity date of the debt. At April 30, 2001 and October 31, 2001, there was $12,825,000 and $11,175,000, respectively, outstanding under this facility.

      On December 6, 2001, the Company entered into an agreement with First Union National Bank to refinance the $11,175,000 outstanding balance of the working capital term loan and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. Under the terms of the refinancing, a portion of principal collections on a pool of receivables collateralizing the expected issuance of approximately $150 million in Senior Notes will be utilized to repay up to $4.5 million in outstandings under the facility. This principal repayment requirement replaces the current $675,000 per quarter and the additional $600,000 per annum required under the previous facility. Additionally, the new facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. This compares to the previous requirement that all assets of the Company, excluding receivables owned and financed by special purpose subsidiaries, secure the indebtedness. Pricing under the facility was not changed. The maturity of the facility was extended to December 5, 2002. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. Further, as a result of the refinancing, the Company is not obligated to issue additional warrants covering 10,959 shares of the Company's common stock to Bank of America on December 31, 2001.

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

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

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

      On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 20, 2002 while Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company, and the lender against any material increases in interest rates that may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Class B swap. Pursuant to the refinance of

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

      As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders'equity through other comprehensive income. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected in net income for the period subsequent to May 31, 2001.


6. EARNINGS PER SHARE

      Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and six months ended October 31, 2000 and 2001, are as follows:

                                                             For the Three Months Ended        For the Six Months Ended
                                                                     October 31,                      October 31,
                                                              -------------------------       -------------------------
                                                                2000             2001            2000           2001
                                                              ---------       ---------       ---------       ---------
Weighted average shares:
      Weighted average shares outstanding for
      basic earnings per share                                5,566,669       5,566,669       5,566,669       5,566,669
      Effect of dilutive stock options and warrants                  --              --              28              --
                                                              ---------       ---------       ---------       ---------
      Weighted average shares outstanding for
      diluted earnings per share                              5,566,669       5,566,669       5,566,697       5,566,669


      For the three months ended October 31, 2000 and 2001 and the six months ended October 31, 2000 and October 31, 2001, the Company had 293,600; 564,487; 293,572 and 564,487, respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Net income for the three months ended October 31, 2001 was $476,742, a decrease of 6% from that reported for the comparable period in the preceding year of $504,963. Net income for the six months ended October 31, 2001 was $930,051 a decrease of 7% from that reported for the comparable period in the preceding year of $999,560. Earnings per common share were $0.09 for the three months ended October 31, 2001 and October 31, 2000. Earnings per common share were $0.17 for the six months ended October 31, 2001, compared to $0.18 per common share for the prior year period.

NET INTEREST INCOME

      The following tables summarize the Company's receivables and net interest income (dollars in thousands):

                                                                                 AS OF OR FOR THE
                                                                                 SIX MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                            ---------------------------
                                                                              2000               2001
                                                                            --------           --------
Receivables Held for Investment:
      Number ........................................................         20,638             19,119
      Principal balance .............................................       $252,115           $225,959
      Average principal balance of receivables outstanding
           During the six-month period ..............................       $245,221           $235,510
      Average principal balance of receivables outstanding
           During the three-month period ............................       $251,002           $231,017
Receivables Acquired for Investment:
      Number ........................................................          4,075              3,486
      Principal balance .............................................       $ 26,855           $ 15,294
Securitized Receivables(1):
      Number ........................................................          1,948                 --
      Principal balance .............................................       $ 12,216                 --
Total Managed Receivables Portfolio:
      Number ........................................................         26,661             22,605
      Principal balance .............................................       $291,186           $241,253


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

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              OCTOBER 31,                  OCTOBER 31,
                                                                         ---------------------       ---------------------
                                                                           2000          2001          2000          2001
                                                                         -------       -------       -------       -------
Interest income (1):
     Receivables Held for Investment ..............................      $10,464       $ 9,114       $20,213       $18,395
     Receivables Acquired for Investment and Investment in
     Trust Certificates (2) .......................................        1,138           705         2,378         1,688
                                                                         -------       -------       -------       -------
                                                                          11,602         9,819        22,591        20,083
Interest expense:
      Receivables Held for Investment (3) .........................        4,910         3,341         9,654         7,333
     Receivables Acquired for Investment and Investment in
     Trust Certificates ...........................................          170           167           517           393
                                                                         -------       -------       -------       -------
                                                                           5,080         3,508        10,171         7,726
                                                                         -------       -------       -------       -------
Net interest income ...............................................      $ 6,522       $ 6,311       $12,420       $12,357
                                                                         =======       =======       =======       =======

(1)   Amounts shown are net of amortization of premium and deferred fees.

(2) Amounts shown for the three and six months ended October 31, 2000 reflect $341 in interest income related to minority interest. Amounts shown for the three and six months ended October 31, 2001 reflect $181 and $442, respectively, in interest income related to minority interest.

(3) Includes facility fees and fees on the unused portion of the credit facilities.

      The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

                                                          Three Months Ended               Six Months Ended
                                                              October 31,                      October 31,
                                                      --------------------------      ---------------------------
                                                         2000            2001             2000            2001
                                                      ----------      ----------      ------------     ----------
Receivables Held for Investment:
         Effective yield on Receivables Held
             for investment (1)                          16.7%          15.8%            16.5%            15.6%
         Average cost of debt (2)                         7.7%           5.9%             8.1%             6.3%

         Net interest spread (3)                          9.0%           9.9%             8.4%             9.3%
         Net interest margin (4)                          8.9%           9.9%             8.6%             9.4%

(1) Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2)   Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on Receivables Held for Investment less average cost of debt.

(4) Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

      Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income decreased 3% for the three months ended October 31, 2001 to $6.3 million from $6.5 million. Net interest income was $12.4 million for the six months ended October 31, 2001 and October 31, 2000.

      Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                                   Three Months Ended                          Six Months Ended
                                               October 31, 2000 to 2001                    October 31, 2000 to 2001
                                        ---------------------------------------  ------------------------------------------
                                           Increase (Decrease)                      Increase (Decrease)
                                                Due to                                    Due to
                                              Change in                                 Change in
                                        -------------------------                -------------------------
                                                                      Total
                                          Average                      Net         Average                    Total Net
                                         Principal      Average      Increase     Principal      Average       Increase
                                          Amount         Rate       (Decrease)     Amount         Rate        (Decrease)
                                        -----------   -----------  ------------  ------------   ----------   -------------
Receivables Held for Investment:
      Interest income .............      $  (828)      $  (522)      $(1,350)      $  (794)      $(1,024)      $(1,818)
      Interest expense ............         (546)       (1,023)       (1,569)         (247)       (2,074)       (2,321)
                                         -------       -------       -------       -------       -------       -------
      Net interest income .........      $  (282)      $   501       $   219       $  (547)      $ 1,050       $   503
                                         =======       =======       =======       =======       =======       =======

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000 (DOLLARS IN
THOUSANDS)

      INTEREST INCOME. Interest income for the 2001 periods decreased to $9,819 and $20,083 compared with $11,602 and $22,591 for the comparable periods in 2000. Interest income on Receivables Held for Investment decreased 15% and 11% from the 2000 periods. This is due to a 4% and 8% decline in the average Receivables Held for Investment outstanding over the three-month and six month period and to a reduction of 90 basis points, which is a 5% decrease, in the yield on the Receivables Held for Investment for the three months and six months ended October 31, 2001 compared to the same period for 2000. Interest income on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 37% for the comparable three-month period and 29% for the comparable six-month period. The decreases are primarily attributable to a 59% and 58% reduction in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates for the comparable three-month and six-month periods.

      INTEREST EXPENSE. Interest expense in 2001 decreased for both the three-month and six-month periods to $3,508 and $7,726 as compared to $5,080 and $10,171 in 2000. Interest expense on Receivables Held for Investment decreased 31% and 24% for their respective periods. This is primarily due to a reduction of 180 basis points, which is a 23% and 22% decrease, in the interest rate on the outstanding borrowings in the three-month and six-months periods in 2001 compared to 2000. Interest expense on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 2% for the comparable three-month period and 24% for the comparable six-month period. The decrease is attributable to a net reduction in the weighted average borrowings under the acquisition term and FIACC facilities.

      NET INTEREST INCOME. Net interest income decreased to $6,311 and $12,357, a decrease of 3% and 1% over the comparable three-month and six-month periods in the prior year. The decreases resulted from lower average outstandings and lower yields on the Receivables Held for Investment offset by lower cost of funds to finance the Receivables Held for Investment.

      PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2001 decreased to $1,910 and $3,704 as compared to $2,329 and $4,308 in 2000. The decrease was the result of a 4% and 8% reduction in the Receivables Held for Investment over the three month and six month periods compared to an 2% and 9% increase over the same periods in the prior year. This decrease is offset by an increase in the allowance for credit losses to 1.1% of receivables for the three and six month periods ended October 31, 2001 compared to .9% of receivables for the same period in 2000.

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

      LATE FEES AND OTHER INCOME. Late fees and other income decreased to $436 and $983 in 2001 from $819 and $1,459 in 2000 which primarily represents fees collected from customers for late fees, extension fees and other payment related fees and additionally includes interest income earned on short-term marketable securities and money market instruments. The decrease is primarily attributable to a decrease in the reinvestment rates on the cash collections. Additionally, the quarter ended October 31, 2000 included a legal settlement of $160.

      SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs decreased to $1,977 and $3,991 in 2001 from $2,322 and $4,716 in 2000. The decrease is primarily due to reduced headcount needs related to lower originations and a lower managed portfolio coupled with headcount reductions from improved efficiencies.

      OTHER INTEREST EXPENSE. Other interest expense in 2001 decreased to $195 for the three-month period and $433 for the six-month period as compared to $347 and $678, respectively, in 2000. The decrease was primarily due to a 14% reduction in the average outstanding borrowings and a 33% reduction in the average interest rate on this facility for the three months ended October 31, 2001 compared to 2000 and a 11% reduction in the average outstanding borrowings and a 29% reduction in the average interest rate for the six months ended October 31, 2001 compared to 2000.

      OTHER EXPENSES. Other expenses increased to $1,633 and $3,206 in 2001 from $1,350 and $2,609 in 2000. The increase is attributable to third party service bureau expenses and amortization of bank fees and warrants related to the restructure of the working capital facilities. The use of a third party service bureau and restructure of the working capital facility were incurred in December 2000 thus no expenses were reflected in the three-month period or six month period ended October 31, 2000.

      INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. During 2001, income before provision for income taxes and minority interest decreased to $932 and $1,907 from $1,136 and $1,915 for the comparable periods in 2000. This change was a result of decreases to other income offset by increases in net interest income after provision and lower expenses.

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

      The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $17.1 million and $36.7 million for receivables acquired for the three months and six months ended October 31, 2001 compared to $31.2 million and $70.2 million paid in the comparable 2000 period.

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

      To provide additional liquidity to fund the receivables portfolio, the Company utilized a $150 million commercial paper conduit financing through Enterprise Funding Corporation, a commercial paper conduit administered by Bank of America as an additional source of warehouse financing for Receivables Held for Investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancements for the $150 million facility are provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. At April 30, 2001 and October 31, 2001, the Company had borrowings of $121,808,808 and $125,716,177, respectively, outstanding under the FIARC commercial paper facility.

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

      The current term of the FIRC credit facility expires on December 5, 2002. In the event that the facility is not renewed prior to its maturity date, the facility will automatically convert to a term loan which will amortize in accordance with the borrowing base over a six month period when the outstanding balance will be due and payable. The FIARC commercial paper facility expires on January 12, 2002. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Borrowings under the FIRC credit facility were $36,040,000 and $36,810,000 at April 30, 2001 and October 31, 2001, respectively.

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

      The current term of the FIACC commercial paper facility expires on March 12, 2002. As a result of utilizing FIACC to fund the repurchase of the ALAC securitizations, the Company does not expect to use the facility to finance Receivables Held for Investment. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. At April 30, 2001 and October 31, 2001, borrowings were $10,400,901 and $6,221,543, respectively, under the FIACC commercial paper facility.

      In addition to the $200 million in credit facilities utilized to fund the acquisition of new receivables, the Company also has a term loan facility initially utilized to fund working capital requirements of the Company. This facility was converted to a term loan on December 22, 2000. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also requires an additional principal payment of $300,000 on June 30, 2001 under certain conditions relating to the size of Bank of America's portion of the outstanding balance. The remaining unpaid balance of the term loan is due at maturity on December 22, 2002. Pricing under the facility is based on the LIBOR rate plus 3%. The term loan is secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. The warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs are included as deferred financing costs and will be amortized through the maturity date of the debt. In addition, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants, if any, to be issued on December 31, 2001 will be determined by the outstanding balance owed to Bank of America under the term loan. In no event, however, can the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 of $38,757 is included as deferred financing costs and amortized through the maturity date of the debt. At April 30, 2001 and October 31, 2001, there was $12,825,000 and $11,175,000, respectively, outstanding under this facility.

      On December 6, 2001, the Company entered into an agreement with First Union National Bank to refinance the $11,175,000 outstanding balance of the working capital term loan and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. Under the terms of the refinancing, a portion of principal collections on a pool of receivables collateralizing the expected issuance of approximately $150 million in Senior Notes will be utilized to repay up to $4.5 million in outstandings under the facility. This principal repayment requirement replaces the current $675,000 per quarter and the additional $600,000 per annum required under the previous facility. Additionally, the new facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. This compares to the previous requirement that all assets of the Company, excluding receivables owned and financed by special purpose subsidiaries, secure the indebtedness. Pricing under the facility was not changed. The maturity of the facility was extended to December 5, 2002. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. Further, as a result of the refinancing, the Company is not obligated to issue additional warrants covering 10,959 shares of the Company's common stock to Bank of America on December 31, 2001.

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

      On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174% asset-backed notes ("Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641 which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the Note issuance and to fund a cash reserve account of 2% or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The Notes bear interest at 7.174% and require monthly principal reductions sufficient to reduce the balance of the Notes to 96% of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the Noteholders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2% of the original balance of the receivables pool and a 4% over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool. As of April 30, 2001 and October 31, 2001, the outstanding principal balance on the Notes was $84,925,871 and $59,744,447, respectively.

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

      The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolio. The Company received such payments in the amount of $69.4 million and $67.7 million for the six months ended October 31, 2001 and 2000, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodian fees. During the six months ended, the Company generated net cash flow of $14.4 million in 2001 and required net cash flow of $22.3 million in 2000 (cash required to acquire Receivables Held for Investment net of principal payments on receivables) to fund the growth of its receivables portfolio.

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

      As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders'equity through other comprehensive income. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected in net income for period subsequent to May 31, 2001.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

      The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,481,694 as of October 31, 2001 and $2,688,777 as of April 30, 2001 as a
percentage of the Receivables Held for Investment of $225,959,217 as of October 31, 2001 and $244,684,343 as of April 30, 2001 was 1.1% at October 31, 2001 and
April 30, 2001.

      With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of October 31, 2001 and April 30, 2001, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 6.3% and 8.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows.

      The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

      The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $1,910,050 and $2,328,800 have been recorded for the three months ended October 31, 2001, and October 31, 2000, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary. Provisions for credit losses of $3,703,800 and $4,308,450 have been recorded for the six months ended October 31, 2001 and October 31, 2000, respectively.

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

      The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                                                        AS OF OR FOR THE SIX MONTHS ENDED OCTOBER 31,
                                                                  ---------------------------------------------------------
                                                                            2000                             2001
                                                                  ------------------------        -------------------------
                                                                   NUMBER                          NUMBER
                                                                  OF LOANS         AMOUNT         OF LOANS          AMOUNT
                                                                  --------       ---------        --------         --------
    Receivables Held for Investment:
    Delinquent amount outstanding:
    30 - 59 days...........................................            368          $4,519             242           $2,601
    60 - 89 days...........................................            121           1,479             164            1,880
    90 days or more........................................            184           2,166             327            4,116
                                                                  --------       ---------        --------         --------
    Total delinquencies....................................            673          $8,164             733           $8,597
    Total delinquencies as a percentage of
          outstanding receivables..........................           3.3%            3.2%            3.8%             3.8%
    Net charge-offs as a percentage of average
          receivables outstanding during the
          period (1).......................................                           3.4%                             3.3%


(1) The percentages have been annualized and are not necessarily indicative of the results for a full year.

      The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment was 9.4% and 6.0% as of October 31, 2001 and April 30, 2001, respectively.


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

      As of October 31, 2001, the Company had $158.9 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $1,009,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

                                  First Investors Financial Services Group, Inc.
                                                (Registrant)

Date:  December 14, 2001               By: /s/ TOMMY A. MOORE, JR.
                                               Tommy A. Moore, Jr.
                                     President and Chief Executive Officer

Date:  December 14, 2001                   By: /s/ BENNIE H. DUCK
                                                   Bennie H. Duck
                                Secretary, Treasurer and Chief Financial Officer