Form 10-Q
period 2002-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2002-03-18
CIK 948034

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER 0-26686

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             TEXAS                                        76-0465087
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

      675 BERING DRIVE, SUITE 710                          77057
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding At
                      Class                           February 28, 2002
        ---------------------------------       -------------------------------
        Common Stock-$.001 Par Value                     5,396,669

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                JANUARY 31, 2002

                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
PART I    FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Consolidated Balance Sheets as of April 30, 2001 and
                     January 31, 2002................................................................    3

                     Consolidated Statements of Operations for the Three Months and Nine
                     Months Ended January 31, 2001 and 2002..........................................    4

                     Consolidated Statement of Shareholders' Equity and Comprehensive
                     Income (Loss) for the Nine Months Ended January 31, 2002........................    5

                     Consolidated Statements of Cash Flows for the Nine Months Ended
                     January 31, 2001 and 2002.......................................................    6

                     Notes to Consolidated Financial Statements......................................    7

          Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...........................................................   17

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................   29

PART II   OTHER INFORMATION

          Item 6.    Exhibits and Reports On Form 8-K................................................   30

          SIGNATURES.................................................................................   31

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS -- APRIL 30, 2001 AND JANUARY 31, 2002

                                                                                     APRIL 30,             JANUARY 31,
                                                                                       2001                   2002
                                                                                    (AUDITED)              (UNAUDITED)
                                                                                -----------------        ---------------
                                   ASSETS
                                   ------
Receivables Held for Investment, net.......................................     $     248,185,744        $   219,959,364
Receivables Acquired for Investment, net...................................            26,121,344             12,140,416
Cash and Short-Term Investments, including restricted cash of
     $24,089,763 and $51,862,374, respectively.............................            25,101,012             53,729,493
Accrued Interest Receivable................................................             3,277,066              3,520,234
Assets Held for Sale.......................................................             1,501,760              1,609,647
Other Assets:
     Funds held under reinsurance agreement................................             3,192,755              3,616,873
     Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,827,936 and $4,237,690,
         respectively .....................................................             4,895,204              4,945,774
     Current income taxes receivable, net..................................               594,360                     --
     Deferred income taxes receivable, net.................................                    --              1,267,479
     Interest rate derivative positions....................................                    --              3,237,054
                                                                                -----------------        ---------------
       Total assets........................................................     $     312,869,245        $   304,026,334
                                                                                =================        ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Debt:
     Warehouse credit facilities...........................................     $     168,249,709             38,994,205
     Term Notes............................................................            84,925,871            208,255,392
     Acquisition term facility.............................................            11,126,050              5,561,368
     Working capital facility..............................................            12,825,000             13,134,233
     Other borrowings......................................................                    --                525,000
Other Liabilities:
     Accounts payable and accrued liabilities..............................             3,607,677              2,027,865
     Current income taxes payable, net.....................................                    --                184,338
     Deferred income taxes payable, net....................................               195,486                     --
     Interest rate derivative positions....................................                    --              6,366,039
                                                                                -----------------        ---------------
       Total liabilities...................................................           280,929,793            275,048,440
                                                                                =================        ===============
Commitments and Contingencies
Minority Interest..........................................................             1,586,959                807,819
Shareholders' Equity:
     Common stock, $0.001 par value, 10,000,000 shares authorized,
       5,566,669 shares issued and outstanding.............................                 5,567                  5,567
     Additional paid-in capital............................................            18,639,918             18,678,675
     Retained earnings.....................................................            11,707,008             11,955,915
     Accumulated other comprehensive income - unrealized derivative gains
       (losses), net of taxes..............................................                    --             (1,955,082)
     Less, treasury stock, at cost, - and 170,000 shares, respectively.....                    --               (515,000)
                                                                                -----------------        ---------------
       Total shareholders' equity..........................................            30,352,493             28,170,075
                                                                                -----------------        ---------------
Total liabilities and shareholders' equity.................................     $     312,869,245        $   304,026,334
                                                                                =================        ===============

  The accompanying notes are an integral part of these consolidated financial statements.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2001 AND 2002
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                   ENDED JANUARY 31,                   ENDED JANUARY 31,
                                                           ---------------------------------    ------------------------------
                                                                 2001              2002             2001             2002
                                                           ----------------  ----------------   -------------  ---------------
Interest Income .........................................  $     11,407,967  $      9,094,845   $  33,999,021  $    29,177,483
Interest Expense ........................................         5,092,333         2,817,377      15,263,071       10,543,402
                                                           ----------------  ----------------   -------------  ---------------
          Net interest income ...........................         6,315,634         6,277,468      18,735,950       18,634,081
Provision for Credit Losses .............................         1,868,384         2,474,025       6,176,834        6,177,825
Loss on Receivables Acquired for Investment .............                --         1,260,000              --        1,260,000
                                                            ---------------  ---------------- ---------------  ---------------
Net Interest Income After Provision for Credit Losses ...         4,447,250         2,543,443      12,559,116       11,196,256
Other Income (Expense):
       Late fees and other ..............................           579,779           408,715       2,039,171        1,391,901
       Servicing ........................................            85,772                --         432,616               --
       Unrealized loss on interest rate derivative
       positions ........................................                --            (9,981)             --         (109,917)
                                                           ----------------  ---------------- ---------------  ---------------
          Total other income ............................           665,551           398,734       2,471,787        1,281,984
Operating Expenses:
       Salaries and benefits ............................         2,293,877         2,063,247       7,009,468        6,053,907
       Other interest expense ...........................           337,322           184,552       1,015,685          617,437
       Other ............................................         1,558,901         2,000,005       4,168,203        5,205,729
                                                           ----------------  ----------------   -------------  ---------------
          Total operating expenses ......................         4,190,100         4,247,804      12,193,356       11,877,073
                                                           ----------------  ----------------   -------------  ---------------
Income (Loss) Before Provision for Income Taxes
    and Minority Interest................................           922,701        (1,305,627)      2,837,547          601,167
                                                           ----------------  ----------------   -------------  ---------------
Provision (Benefit) for Income Taxes:
       Current ..........................................           152,204           264,402         738,067          364,087
       Deferred .........................................           184,582          (740,957)        297,638         (144,661)
                                                           ----------------  ----------------   -------------  ---------------
          Total provision for income taxes ..............           336,786          (476,555)      1,035,705          219,426
Minority Interest .......................................           200,858          (147,928)        417,225          132,834
                                                           ----------------  ----------------   -------------  ---------------
Net Income (Loss) .......................................  $        385,057  $       (681,144)  $   1,384,617  $       248,907
                                                           ================  ================   =============  ===============

Basic and Diluted Net Income (Loss)
    per Common Share ....................................  $           0.07  $          (0.12)  $        0.25  $          0.04
                                                           ================  ================   =============  ===============

  The accompanying notes are an integral part of these consolidated financial statements.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                  INCOME (LOSS)

                   FOR THE NINE MONTHS ENDED JANUARY 31, 2002
                                   (UNAUDITED)

                                                                                   ACCUMULATED
                                                                                      OTHER              OTHER
                                          ADDITIONAL                   TREASURY    COMPREHENSIVE     COMPREHENSIVE
                                 COMMON    PAID-IN        RETAINED       STOCK,       INCOME             INCOME
                                 STOCK     CAPITAL        EARNINGS      AT COST       (LOSS)             (LOSS)            TOTAL
                                -------  ------------   ------------  -----------  -------------     --------------    ------------

Balance, April 30, 2001 ....... $ 5,567  $ 18,639,918   $ 11,707,008  $        --  $          --     $           --    $ 30,352,493
  Net income ..................      --            --        248,907           --             --            248,907         248,907

  Warrants issued .............      --        38,757             --           --             --                 --          38,757
  Treasury stock purchases ....      --            --             --     (515,000)            --                 --        (515,000)

  Cumulative effect of
  accounting change, net of
  tax benefit of $1,437,925          --            --             --           --     (2,501,595)        (2,501,595)     (2,501,595)
   Unrealized gains (losses)
  on derivatives, net of tax
  benefit of $38,309 ..........      --            --             --           --        (66,646)           (66,646)        (66,646)
   Reclassification of
  earnings, net of taxes of
  $352,446 ....................      --            --             --           --        613,159            613,159         613,159
                                                                                                     --------------
   Comprehensive income
  (loss).......................                                                                      $   (1,706,175)
                                -------  ------------   ------------  -----------  -------------     ==============    ------------
Balance, January 31, 2002 ..... $ 5,567  $ 18,678,675   $ 11,955,915  $  (515,000) $  (1,955,082)                      $ 28,170,075
                                =======  ============   ============  ===========  =============                       ============

  The accompanying notes are an integral part of these consolidated financial statements.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AND 2002
                                   (UNAUDITED)

                                                                                              2001            2002
                                                                                          -----------    --------------
Cash Flows From Operating Activities:
         Net income .................................................................     $ 1,384,617    $      248,907
         Adjustments to reconcile net income to net cash provided by operating activities--
                  Depreciation and amortization expense .............................       3,610,606         4,060,781
                  Provision for credit losses .......................................       6,176,834         6,177,825
                  Minority Interest .................................................         417,225           132,834
         (Increase) decrease in:
                  Accrued interest receivable .......................................        (536,239)         (243,168)
                  Restricted cash ...................................................      (3,778,264)       (2,772,611)
                  Deferred financing costs and other assets .........................      (1,587,003)       (1,648,318)
                  Funds held under reinsurance agreement ............................         270,534          (424,118)
                  Deferred income taxes receivable, net .............................          64,875        (1,267,479)
                  Current income tax receivable, net ................................         (80,235)          594,360
                  Interest rate derivative positions ................................              --        (3,237,054)
         Increase (decrease) in:
                  Accounts payable and accrued liabilities ..........................         499,544        (1,579,811)
                  Current income taxes payable ......................................        (527,042)          184,338
                  Deferred income taxes payable, net ................................         232,763          (195,486)
                  Interest rate derivative positions ................................              --         4,410,957
                                                                                          -----------    --------------
                         Net cash provided by operating activities ..................       6,148,215         4,441,957
                                                                                          -----------    --------------
Cash Flows From Investing Activities:
         Purchase of Receivables Held for Investment ................................     (93,647,134)      (55,063,234)
         Purchase of Receivables Acquired for Investment ............................      (8,110,849)               --
         Principal payments from Receivables Held for Investment ....................      57,901,294        69,397,086
         Principal payments from Receivables Acquired for Investment ................      10,996,861        13,068,954
         Principal payments from Trust Investment Certificates ......................       3,108,065                --
         Payments received on Assets Held for Sale ..................................       7,233,294         5,508,332
         Purchase of furniture and equipment ........................................        (349,185)         (325,793)
                                                                                          -----------    --------------
Net cash provided by (used in) investing activities .................................     (22,867,654)       32,585,345
                                                                                          ===========    ==============
Cash Flows From Financing Activities:
         Proceeds from advances on--
                  Warehouse credit facilities .......................................      93,868,563        54,335,464
                  Term Notes ........................................................              --       159,036,000
                  Working capital facility ..........................................         200,000        13,134,233
                  Other borrowings ..................................................              --           525,000
         Principal payments made on--
                  Warehouse credit facilities .......................................     (15,230,710)     (183,590,968)
                  Term Notes ........................................................     (50,062,581)      (35,706,479)
                  Acquisition term facility .........................................     (12,780,258)       (5,564,682)
                  Working capital facility ..........................................              --       (12,825,000)
           Restricted Cash-Prefunding Account under Term Note .......................              --       (25,000,000)
         Treasury stock purchased ...................................................              --          (515,000)
                                                                                          -----------    --------------
                           Net cash provided by (used in) financing activities ......      15,995,014       (36,171,432)
                                                                                          -----------    --------------
Increase (decrease) in Cash and Short-Term Investments. .............................        (724,425)          855,870
Cash and Short-Term Investments at Beginning of Period ..............................       2,108,865         1,011,249
                                                                                          -----------    --------------
Cash and Short-Term Investments at End of Period                                          $ 1,384,440    $    1,867,119
                                                                                          ===========    ==============

Supplemental Disclosures of Cash Flow Information:
       Cash paid (received) during the period for--
                  Interest ..........................................................     $14,947,238    $   10,586,685
                  Income taxes ......................................................       1,105,522          (414,613)
       Non-cash financing activities--
                  Exchange of warrants for financing fees ...........................     $   175,000    $       38,757

  The accompanying notes are an integral part of these consolidated financial statements.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2002


1.   THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors) together with its wholly - and majority-owned subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of January 31, 2002, approximately 27 percent of Receivables Held for Investment had been originated in Texas. The Company currently operates in 26 states.

     On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain Trust Certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a managed receivables portfolio of $229 million as of January 31, 2002.

     On August 8, 2000, the Company entered into a partnership agreement whereby a subsidiary of the Company is the general partner owning 70 percent of the partnership assets and First Union Investors, Inc. serves as the limited partner and owns 30 percent of the partnership assets (the "Partnership"). The Partnership consists primarily of a portfolio of loans previously owned or securitized by FISC and certain other financial assets including charged-off accounts owned by FISC.

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of First Investors and its wholly - and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of January 31, 2002, and the results of its operations for the three and nine months ended January 31, 2001 and 2002, and its cash flows for the nine months ended January 31, 2001 and 2002.

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

     Effective May 1, 2001, the Company adopted SFAS No. 133 concurrently with SFAS No. 138. Accordingly, the Company designated three interest rate swaps and one interest rate cap having an aggregate notional amount as of May 1, 2001 of $130,165,759 as cash flow hedges as defined under SFAS 133. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of $(2,501,595), net of a tax benefit of $1,437,925, as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives as of May 1, 2001. The equity adjustment is classified as other comprehensive income (loss) and the derivative liability is classified in the interest rate derivative positions liability. Over a period ending in April 2004, the maturity date of the final swap, the Company will reclassify into earnings substantially all of the transition adjustment originally recorded. Over the next twelve months, the Company expects to reclassify into earnings approximately $827,797, net of taxes of $475,820, of the transition adjustment. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001 (see
Note 5), the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS 133. Accordingly, subsequent to May 31, 2001, the Company recorded the change in the fair value of this derivative as an unrealized loss on interest rate derivative positions in the current period. The Company also established guidelines for measuring the effectiveness of its hedging positions periodically in accordance with the enacted policy. For the period beginning May 1, 2001, changes in the fair value of the Company's open hedging positions, which have been designated as cash flow hedges, resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders' equity through other comprehensive income (loss), net of taxes, with an offsetting entry to a interest rate hedging position asset or liability. In addition, to the extent that all or a portion of the Company's hedging positions are deemed to be ineffective in accordance with the Company's measurement policy, the amount of any ineffectiveness is recorded through net income. The net effect of the mark-to-market adjustments for the nine months ending January 31, 2002 was to increase other comprehensive income by $66,646, net of taxes of $38,309. The Company does expect, however, to report material fluctuations in other comprehensive income and shareholders' equity in periods of interest rate volatility.

     TREASURY STOCK. On December 14, 2001, the Board of Directors authorized the Company to repurchase up to 5% of the Company's outstanding common stock. During the quarter ended January 31, 2002, 170,000 shares were repurchased under this authorization at an average price of $3.03. No shares were repurchased in prior periods.

     RECLASSIFICATIONS. Certain reclassifications have been made to the fiscal 2001 amounts to conform with the fiscal 2002 presentation.

3.   RECEIVABLES HELD FOR INVESTMENT

     Net receivables consisted of the following:

                                                                       APRIL 30,        JANUARY 31,
                                                                         2001              2002
                                                                      -------------   -------------
Receivables....................................................       $ 244,684,343   $ 217,179,396
Unamortized premium and deferred fees..........................           6,190,178       5,168,269
Allowance for credit losses....................................          (2,688,777)     (2,388,301)
                                                                      -------------   -------------
     Net receivables...........................................       $ 248,185,744   $ 219,959,364
                                                                      =============   =============

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

     Activity in the allowance for credit losses was as follows:

                                                                                          FOR THE NINE MONTHS
                                                                                           ENDED JANUARY 31,
                                                                                 ------------------------------------
                                                                                       2001                 2002
                                                                                  ---------------     --------------
     Balance, beginning of period ............................................    $     2,133,994     $    2,688,777
     Provision for credit losses .............................................          6,176,834          6,177,825
     Charge-offs, net of recoveries ..........................................         (5,990,788)        (6,478,301)
                                                                                  ---------------     --------------
     Balance, end of period ..................................................    $     2,320,040     $    2,388,301
                                                                                  ===============     ==============

4.   RECEIVABLES ACQUIRED FOR INVESTMENT

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2001 and January 31, 2002:

                                                                                     APRIL 30,         JANUARY 31,
                                                                                        2001              2002
                                                                                  ---------------    ---------------
     Contractual payments receivable from Receivables Acquired for Investment
         purchased at a discount relating to credit quality....................   $    31,892,326    $    15,901,697
     Nonaccretable difference..................................................        (2,735,961)        (2,014,481)
     Accretable yield..........................................................        (3,035,021)        (1,746,800)
                                                                                  ---------------    ---------------
     Receivables Acquired for Investment purchased at a discount relating to
         credit quality, net..................................................   $    26,121,344    $    12,140,416
                                                                                  ===============    ===============

     The carrying amount of Receivables Acquired for Investment is net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

                                                                                NONACCRETABLE        ACCRETABLE
                                                                                 DIFFERENCE            YIELD
                                                                               ---------------     --------------
     Balance at April 30, 2001..............................................   $     2,735,961     $    3,035,021
        Accretion...........................................................                --         (2,241,325)
        Additions...........................................................         1,288,885                 --
        Eliminations........................................................        (1,057,261)                --
        Reclassifications...................................................          (953,104)           953,104
                                                                               ---------------     --------------
     Balance at January 31, 2002............................................   $     2,014,481     $    1,746,800
                                                                               ===============     ==============

     Additions to nonaccretable difference for the quarter ended January 31, 2002 were due to a $1,260,000 loss recorded on the Receivables Acquired for Investment. Receivables Acquired for Investment are comprised of loans previously orginated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. The loss reduced the book value by increasing the nonaccretable difference. The loss relates to a 1.44% increase in the cumulative loss rate for the warehouse portfolio and a .42% increase in the FIACC portfolio. The increase in the cumulative loss rates relates to the recessionary environment and the impact it has on customers' ability to maintain comparable paying employment. Additionally, the effective decrease in prices of new automobiles through incentive programs offered by captives during the quarter ending January 31, 2002, contributed to decreasing prices and demands for used vehicles. This results in lower recovery rates realized through repossessions. The collateral comprising the Receivables Acquired for Investment is at higher risk as it is primarily older model used cars with higher mileage. Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended January 31, 2002. The increase in accretable yield results from increasing the expected term of the remaining cash flow in order to allow for collections on charged off receivables. By extending the cash flow projection model life, accretable yield must be increased to provide for future income.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

5.   DEBT

     The Company finances the acquisition of its receivables portfolio through two warehouse credit facilities. The Company's credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes ("Term Notes") secured by discrete pools of receivables. Proceeds from the two note issuances were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company's secured borrowings including the effect of program fees, dealer fees and other comprehensive income (loss) amortization was 5.0% and 6.0% for the three month and nine month periods ending January 31, 2002. The weighted average interest rate for the Company's secured borrowings including the effect of program fees, dealer fees and derivative instruments was 7.5% and 7.9% for the three month and nine month periods ending January 31, 2001.

     FIRC CREDIT FACILITY. The primary source of initial acquisition financing for receivables has been provided through a syndicated warehouse credit facility agented by First Union National Bank. The borrowing base is defined as the sum of the principal balance of the receivables pledged and the amount on deposit with the Company to fund receivables to be acquired. The Company is required to maintain a reserve account equal to the greater of one percent of the principal amount of receivables financed or $250,000. Borrowings under the FIRC credit facility bear interest at a rate selected by the Company at the time of the advance of either the base rate, defined as the higher of the prime rate or the federal funds rate plus .5 percent, the LIBOR rate plus .5 percent, or a rate agreed to by the Company and the banks. The facility also provides for the payment of a fee of .25 percent per annum based on the total committed amount.

     On November 14, 2001, the facility was renewed to December 7, 2001. On December 7, 2001, the Company entered into an agreement with First Union National Bank to extend the maturity date of the facility until December 5, 2002. In conjunction with this renewal, First Union assumed the role of agent and increased its commitment to $50 million from $20 million. The total commitment remains at $50 million and there were no other material changes to the terms and conditions of the facility. Under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond December 5, 2002, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity.

     Borrowings under the FIRC credit facility were $36,040,000 and $34,640,000 at April 30, 2001 and January 31, 2002, respectively.

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

     FIARC COMMERCIAL PAPER FACILITY. The Company has indirect access to the commercial paper market through a commercial paper conduit facility provided by Variable Funding Capital Corporation (VFCC), a commercial paper conduit administered by First Union National Bank (the "FIARC commercial paper facility"). Receivables are transferred periodically from the FIRC credit facility to FIARC commercial paper facility through the assignment of an undivided interest in a specified group of receivables. VFCC issues commercial paper (indirectly secured by the receivables), the proceeds of which are used to repay the FIRC credit facility.

     The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $150 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. The Company is not a guarantor of, or otherwise a party to, such commercial

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES paper. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. At April 30, 2001, the Company had borrowings of $121,808,808 outstanding under the commercial paper facility. The Company had no outstanding borrowings under the FIARC facility as of January 31, 2002.

     The FIARC commercial paper facility expired on January 12, 2002. In conjunction with the renewal of the facility to January 13, 2003 the facility commitment was assigned from Enterprise Funding Corporation, a commercial paper conduit administered by Bank of America, to VFCC. No other material changes were made to the facility in conjunction with the assignment to VFCC.

     If the facility was not extended beyond the maturity date, receivables pledged, as collateral would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC credit facility. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank, (the FIACC commercial paper facility"), to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .30 percent. At April 30, 2001 and January 31, 2002, borrowings were $10,400,901 and $4,354,205, respectively, under the FIACC commercial paper facility. The current term of the FIACC commercial paper facility expires on March 11, 2003. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.


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

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

     TERM NOTES. On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002 Auto Trust") completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The $25,000,000 pre-fund amount is included as restricted cash as of January 31, 2002. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

     On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("2000-A Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the 2000-A Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-A Term Notes bear interest at
7.174 percent and require monthly principal reductions sufficient to reduce the balance of the 2000-A Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2000-A Term Notes is February 15, 2006. As of April 30, 2001 and January 31, 2002, the outstanding principal balances on the 2000-A Term Notes were $84,925,871 and $49,219,391, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent overcollateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

     ACQUISITION FACILITY. On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (FIFS Acquisition), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and
(iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bore interest at VFCC's commercial paper rate plus 2.35 percent and expired on August 14, 2000. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness.

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $11,126,050 and $5,561,368 at April 30, 2001 and January 31, 2002, respectively. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During the period ended January 31, 2002, $972,427 was distributed to the limited partner. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

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


     WORKING CAPITAL FACILITY. The Company has maintained a $13.5 million working capital line of credit with Bank of America and First Union National Bank that was utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December 1999 and was scheduled to mature on December 22, 2000. Effective December 22, 2000, the $13.5 million in outstandings were refinanced through the issuance of a $13.5 million term loan. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also required an additional principal payment of $300,000 on June 30, 2001 under certain conditions relating to the size of Bank of America's portion of the outstanding balance. The remaining unpaid balance of the term loan was due at maturity on December 22, 2002. Pricing under the facility was based on the LIBOR rate plus 3 percent. The term loan was secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. On December 22, 2000, the warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs were included as deferred financing costs and were to be amortized through the maturity date of the debt. In addition, if certain conditions were met,

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants, if any, to be issued on December 31, 2001 was to be determined by the outstanding balance owed to Bank of America under the term loan. In no event, however, could the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 of $38,757 is included as deferred financing costs and amortized through the maturity date of the debt. At April 30, 2001, there was $12,825,000 outstanding under this facility.

     On December 6, 2001, the Company entered into an agreement with First Union National Bank to refinance the $11,175,000 outstanding balance of the working capital term loan and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. Upon the issuance of the 2002-A Term Notes on January 29, 2002, a portion of this facility was converted to a $4.5 million term loan tranche which amortizes monthly as principal payments are collected under the 2002-A Term Note facility. The monthly principal amortization must be sufficient to reduce the amounts outstanding under the term loan tranche of this facility to no greater than 3 percent of the outstanding receivables securing the 2002-A Term Note transaction. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. This principal repayment requirement replaces the current $675,000 per quarter and the additional $600,000 per annum required under the previous facility. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The new facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. This compares to the previous requirement that all assets of the Company, excluding receivables owned and financed by special purpose subsidiaries, secure the indebtedness. Pricing under the facility was not changed. The maturity of the facility was extended to December 5, 2002. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. Further, as a result of the refinancing, the Company is not obligated to issue additional warrants covering 10,959 shares of the Company's common stock to Bank of America on December 31, 2001. At January 31, 2002, there was $13,134,233 outstanding under this facility. In conjunction with the refinancing, the Company repaid the working capital term loan and entered into the new working capital facility. Consequently, $554,896 of deferred financing costs and warrants were written off.

     The Company presently intends to seek a renewal of the working capital facility from its lender prior to maturity. Should the facility not be renewed, the outstanding balance of the receivables would be amortized in accordance with the borrowing base. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     SHAREHOLDER LOANS - On December 3, 2001 the Company entered into an agreement with one of its existing shareholders and a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. As of January 31, 2002, $525,000 was outstanding under this facility.

     INTEREST RATE MANAGEMENT. The Company's warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates that do not generally vary with the change in interest rates.

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

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

     In connection with the issuance of the 2000-A Term Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505 percent and receives a fixed rate of 7.174 percent from the counterparty. The initial notional amount of the swap was $167,969,000, which amortizes in accordance with the expected amortization of the Term Notes. Final maturity of the swap was August 15, 2002.

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

     In connection with the repurchase of the ALAC 97-1 Securitization and the financing of that repurchase through the FIACC subsidiary on September 15, 2000, FIACC entered into an interest rate swap agreement with First Union under which FIACC pays a fixed rate of 6.76 percent as compared to the one month commercial paper index rate. The initial notional amount of the swap is $6,408,150, which amortizes monthly in accordance with the expected amortization of the FIACC borrowings. The final maturity of the swap was December 15, 2001. On March 15, 2001, in connection with the repurchase of the ALAC 1998-1 Securitization and the financing of that purchase through the FIACC subsidiary, the Company and the counterparty modified the existing interest rate swap increasing the notional amount initially to $11,238,710 and reducing the fixed rate from 6.76 percent to
5.12 percent. The new notional amount is scheduled to amortize monthly in accordance with the expected principal amortization of the underlying borrowings. The expiration date of the swap was changed from December 15, 2001 to September 1, 2002.

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 20, 2002 while Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company, and the lender against any material increases in interest rates that may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding

         FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires February 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Class B swap. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

     As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders' equity through other comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected in net earnings for the period subsequent to May 31, 2001.

6.   EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and nine months ended January 31, 2001 and 2002, are as follows:

                                                 For the Three Months Ended              For the Nine Months Ended
                                                          January 31,                           January 31,
                                             ------------------------------------    ----------------------------------
                                                  2001                2002                2001                 2002
                                             --------------     -----------------    ---------------    ---------------
Weighted average shares:
     Weighted average shares outstanding
     for basic earnings per share                 5,566,669             5,506,604          5,566,669          5,546,503
     Effect of dilutive stock options and
     warrants                                            --                    --                 18                 --
                                             --------------     -----------------    ---------------    ---------------
     Weighted average shares outstanding
     for diluted earnings per share               5,566,669             5,506,604          5,566,687          5,546,503

     For the three months ended January 31, 2001 and 2002 and the nine months ended January 31, 2001 and January 31, 2002, the Company had 460,001; 544,487; 459,983 and 544,487, respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net loss for the three months ended January 31, 2002 was $(681,144), a decrease of 277% from net income reported for the comparable period in the preceding year of $385,057. Net income for the nine months ended January 31, 2002 was $248,907 a decrease of 82% from that reported for the comparable period in the preceding year of $1,384,617. Earnings (loss) per common share were $(0.12) and $0.07 for the three months ended January 31, 2002 and January 31, 2001, respectively. Earnings per common share were $0.04 for the nine months ended January 31, 2002, compared to $0.25 per common share for the prior year period. Results for the period ended January 31, 2002 were negatively impacted through a $1,260,000 loss on the Receivables Acquired for Investment due to the increase in projected loss rates. The effect net of taxes and minority interest is $560,070. Additionally the Company amortized deferred financing costs and warrants of $602,162, or $382,373 net of taxes, related to the restructuring of debt facilities.

NET INTEREST INCOME

   The following tables summarize the Company's receivables and net interest income (dollars in thousands):

                                                                                        AS OF OR FOR THE
                                                                                        NINE MONTHS ENDED
                                                                                           JANUARY 31,
                                                                                  -----------------------------
                                                                                      2001             2002
                                                                                  -------------   -------------
   Receivables Held for Investment:
     Number................................................................              20,807          18,519
     Principal balance.....................................................       $     251,910   $     217,179
     Average principal balance of receivables outstanding
         During the nine-month period......................................       $     247,261   $     230,706
     Average principal balance of receivables outstanding
         During the three-month period.....................................       $     252,045   $     221,112
   Receivables Acquired for Investment:
     Number................................................................               3,647           2,963
     Principal balance.....................................................       $      22,181   $      11,555
   Securitized Receivables(1):
     Number................................................................               1,748              --
     Principal balance.....................................................       $       9,944              --
   Total Managed Receivables Portfolio:
     Number................................................................              26,202          21,482
     Principal balance.....................................................       $     284,035   $     228,734

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

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      JANUARY 31,                       JANUARY 31,
                                                          --------------------------------     ---------------------------
                                                               2001               2002             2001            2002
                                                          ---------------    -------------     ------------    -----------
   Interest income (1):
        Receivables Held for Investment.................  $        10,343    $       8,540     $     30,556    $    26,926
        Receivables Acquired for Investment and
        Investment in Trust Certificates (2)............            1,065              555            3,443          2,251
                                                          ---------------    -------------     ------------    -----------
                                                                   11,408            9,095           33,999         29,177
   Interest expense:
        Receivables Held for Investment (3).............            4,786            2,711           14,440         10,043
        Receivables Acquired for Investment and
        Investment in Trust Certificates................              306              107              823            500
                                                          ---------------    -------------     ------------    -----------
                                                                    5,092            2,818           15,263         10,543
                                                          ---------------    -------------     ------------    -----------
   Net interest income..................................  $         6,316    $       6,277     $     18,736    $    18,634
                                                          ===============    =============     ============    ===========

(1)      Amounts shown are net of amortization of premium and deferred fees.

(2) Amounts shown for the three and nine months ended January 31, 2001 reflect $315 and $656, respectively, in interest income related to minority interest. Amounts shown for the three and nine months ended January 31, 2002 reflect $145 and $587, respectively, in interest income related to minority interest.

(3) Includes facility fees and fees on the unused portion of the credit facilities.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

                                                            Three Months Ended                  Nine Months Ended
                                                                January 31,                        January 31,
                                                       ------------------------------  -------------------------------
                                                            2001           2002              2001             2002
                                                       --------------  -------------   ---------------   -------------
Receivables Held for Investment:
        Effective yield on Receivables Held
          for  Investment (1)                              16.4%          15.5%             16.5%            15.6%
        Average cost of debt (2)                            7.5%           5.0%              7.9%             6.0%

        Net interest spread (3)                             8.9%          10.5%              8.6%             9.6%
        Net interest margin (4)                             8.8%          10.6%              8.7%             9.8%

(1) Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents yield on Receivables Held for Investment less average cost of debt.

(4) Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $6.3 million for the three months ended January 31, 2002 and January 31, 2001. Net interest income decreased to $18.6 million for the nine months ended January 31, 2002 from $18.7 million for the nine months ended January 31, 2001.

     Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

                                                   Three Months Ended                           Nine Months Ended
                                                January 31, 2001 to 2002                     January 31, 2001 to 2002
                                        ----------------------------------------    -----------------------------------------
                                          Increase (Decrease)                            Increase (Decrease)
                                                Due to                                        Due to
                                               Change in                                    Change in
                                        ------------------------                    ------------------------
                                                                       Total
                                         Average                        Net           Average                     Total Net
                                        Principal       Average       Increase       Principal     Average         Increase
                                          Amount         Rate        (Decrease)       Amount         Rate         (Decrease)
                                        ----------    ----------     -----------    ----------    ----------    -------------
Receivables Held for Investment:
     Interest income..................  $   (1,270)   $     (533)    $   (1,803)    $   (2,047)   $   (1,583)   $     (3,630)
     Interest expense.................        (685)       (1,390)        (2,075)        (1,186)       (3,211)         (4,397)
                                        ----------    ----------     -----------    ----------    ----------    -------------
     Net interest income..............  $     (585)   $      857     $      272     $     (861)   $    1,628    $        767
                                        ==========    ==========     ===========    ==========    ==========    =============

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2002 AND 2001 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for the 2002 periods decreased to $9,095 and $29,177 compared with $11,408 and $33,999 for the comparable periods in 2001. Interest income on Receivables Held for Investment decreased 17% and 12% from the 2001 periods. This is due to a 12% and 7% decline in the average Receivables Held for Investment outstanding over the three-month and nine-month period and to a reduction of 90 basis points, which is a 5% decrease, in the yield on the Receivables Held for Investment for the three months and nine months ended January 31, 2002 compared to the same period for 2001. Interest income on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 48% for the comparable three-month period and 35% for the comparable nine-month period. The decreases are primarily attributable to a 62% and 59% reduction in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates for the comparable three-month and nine-month periods.

     INTEREST EXPENSE. Interest expense in 2002 decreased for both the three-month and nine-month periods to $2,818 and $10,543 as compared to $5,092 and $15,263 in 2001. Interest expense on Receivables Held for Investment decreased 43% and 30% for their respective periods. This is primarily due to
a) a reduction of 250 basis points and 190 basis points, which is a 33% and 24% decrease, in the interest rate on the outstanding borrowings in the three-month and nine-months periods in 2002 compared to 2001, and b) a reduction in the average outstanding borrowings of 14% and 8% for the three-month and nine-month periods in 2002 compared to 2001. Additionally, $47,266 of deferred financing costs were written off during the period ended January 31, 2002 related to the restructuring of the FIRC credit facility. Interest expense also includes other comprehensive income amortization of $326 and $966 for the three-month and nine-month period ended January 31, 2002 related to the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" on May 1, 2001. Subsequent to May 1, 2001, other comprehensive income amortization is recorded as interest expense and the monthly settlements on the derivatives are recorded as unrealized gains or losses. Interest expense on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 65% for the comparable three-month period and 39% for the comparable nine-month period. The decrease is attributable to a net reduction in the weighted average borrowings under the acquisition term and FIACC facilities.

     NET INTEREST INCOME. Net interest income decreased to $6,277 and $18,634, a decrease of 1% over the comparable three-month and nine-month periods in the prior year. The decreases resulted from lower average outstandings and lower yields on the Receivables Held for Investment and lower interest income from the Receivables Acquired for Investment due to the liquidating balance of the portfolio. This is offset by lower cost of funds and lower borrowings to finance the Receivables Held for Investment and lower borrowings on the Receivables Acquired for Investment.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2002 increased to $2,474 and $6,178 as compared to $1,868 and $6,177 in 2001. The provision is affected by a) increases or decreases in the portfolio size, b) amount of net charge offs, and c) changes in the target percentage of overall allowance to outstanding receivables. When the Company charges off accounts, the allowance is reduced. At period end, the allowance is increased to a stated percentage of the outstanding receivables. In April 2001, the allowance percentage was increased from .9% to 1.1%. Additionally, charge offs for the three-month and nine-month periods increased to $2,567 and $6,478, respectively, from $1,873 and $5,991 for the comparable periods in the previous year. These increases are due to weakened economic conditions and the ability of customers to maintain comparable employment. Additionally, recovery rates on repossessions have suffered due to decreasing prices and increased incentives for new vehicles which decreased the demand and price for used vehicles. Offsetting these increases was the effect of a 4% and 11% reduction in the Receivables Held for Investment over the three-month and nine-month periods compared to a 1% decrease and 9% increase over the same periods in the prior year. As the portfolio size decreases, less provision expense is required to replenish the allowance to the stated percentage.

     LOSS ON RECEIVABLES ACQUIRED FOR INVESTMENT. During the quarter ended January 31, 2002, a loss of $1,260 was recorded on the Receivables Acquired for Investment. Receivables Acquired for Investment are comprised of loans previously orginated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. During the prior three-month and nine-month period in fiscal 2001, no loss was incurred. The loss in the current quarter is due to a .42%, or $334,052 and 1.44%, or $954,833, increase in the cumulative loss rate for the FIACC and warehouse portfolios, respectively. The increase in the cumulative loss rates was necessary due to higher loss frequency and loss severity in these portfolios. The higher frequency is primarily attributable to weakened economic conditions and the effect it has on job stability for our customers. The higher severity is principally due to the older automobiles in these portfolios and a lower recovery rate from auction proceeds than was originally anticipated.

     LATE FEES AND OTHER INCOME. Late fees and other income decreased to $409 and $1,392 in 2002 from $580 and $2,039 in 2001 which primarily represents fees collected from customers for late fees, extension fees and other payment related fees and additionally includes interest income earned on short-term marketable securities and money market instruments. The decrease is primarily attributable to a decrease in the reinvestment rates on the cash collections as well as lower cash collections due to the declining portfolio balances.

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

     UNREALIZED LOSS ON INTEREST RATE DERIVATIVE POSITIONS. In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions. Unrealized losses are primarily relate to mark to market movements in the $100 million 6.42% pay fixed versus movements in the $100 million 5.025% receive floating swap. These two derivatives will not directly offset over the life of the derivatives due to interest rate fluctuations between periods.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs decreased to $2,063 and $6,054 in 2002 from $2,294 and $7,009 in 2001. The decrease is primarily due to reduced headcount needs related to lower originations and a lower managed portfolio.

     OTHER INTEREST EXPENSE. Other interest expense in 2002 decreased to $185 for the three-month period and $617 for the nine-month period as compared to $337 and $1,016, respectively, in 2001. The decrease was primarily due to a 6% reduction in the average outstanding borrowings and a 38% reduction in the average interest rate on this facility for the three months ended January 31, 2002 compared to 2001 and a 9% reduction in the average outstanding borrowings and a 32% reduction in the average interest rate for the nine months ended January 31, 2002 compared to 2001.

     OTHER EXPENSES. Other expenses increased to $2,000 and $5,206 in 2002 from $1,559 and $4,168 in 2001. The increase is attributable to amortization of deferred financing costs and stock warrants related to the term loan working capital facility restructured with Bank of America on December 22, 2000. Amortization of these fees and warrants were $650 and $836 higher for the three-month and nine-month periods ending January 31, 2002 compared to the same periods in the prior year. Included in these increases is $555 of amortization related to the termination of the term loan working capital facility on December 6, 2001. A new term loan facility with First Union National Bank was entered into on December 6, 2001 in order to refinance the outstanding borrowings and increase the size of the facility. This increase is offset by a decrease in depreciation expense of $107 and $132 for the comparable three-month and nine-month periods, respectively, due to the completion of capital lease depreciation in November 2001. The capital lease was initiated in December 1998 to purchase the assets of FISC. Additionally, for the nine months ended January 31, 2002 and 2001, third party service bureau fees increased $192. In December 2000, the Company outsourced the collection and servicing software systems to a third party service bureau to increase the stability of operations. Thus only two months of expenses were incurred for the prior nine-month period.

         INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. During 2002, income (loss) before provision (benefit) for income taxes and minority interest decreased to $(1,306) and $601 from $923 and $2,838 for the comparable periods in 2001. Decreases were primarily a result of the loss on Receivables Acquired for Investment during the current quarter, lower reinvestment income and servicing fees, the amortization of deferred financing fees and warrants related to the payoff of the term loan working capital facility, offset by lower salaries and interest expense.

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

     The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $18.3 million and $55.1 million for receivables acquired for the three months and nine months ended January 31, 2002 compared to $23.4 million and $93.6 million paid in the comparable 2001 period.

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

     To provide additional liquidity to fund the receivables portfolio, the Company utilized a $150 million commercial paper conduit financing through Variable Funding Capital Corporation (VFCC), a commercial paper conduit administered by First Union Securities as an additional source of warehouse financing for Receivables Held for Investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancements for the $150 million facility are provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. At April 30, 2001, the Company had borrowings of $121,808,808 outstanding under the FIARC commercial paper facility. The Company had no outstanding borrowings under the FIARC facility as of January 31, 2002.

     Receivables originally purchased by the Company are financed with borrowings under the FIRC credit facility. Once a sufficient amount of receivables have been accumulated, the receivables are transferred from FIRC to FIARC with advances under the FIARC commercial paper facility used to repay borrowings under the FIRC credit facility. Once receivables are transferred to the FIARC subsidiary and pledged as collateral for commercial paper borrowings, the ALPI policy with respect to the transferred receivables is cancelled with any unearned premiums returned to FIRC. FIARC may borrow up to 94 percent of the face amount of the receivables being transferred. In addition, a cash reserve equal to 1 percent of the outstanding borrowings under the FIARC commercial paper facility must be maintained in a reserve account for the benefit of the creditors and surety bond provider.

     The current term of the FIRC credit facility expires on December 5, 2002. In the event that the facility is not renewed prior to its maturity date, the facility will automatically convert to a term loan which will amortize in accordance with the borrowing base over a six month period when the outstanding balance will be due and payable. The FIARC commercial paper facility expires on January 13, 2003. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Borrowings under the FIRC credit facility were $36,040,000 and $34,640,000 at April 30, 2001 and January 31, 2002, respectively.

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

     FIACC acquires receivables from the Company in conjunction with the Company's repurchase of previously securitized receivables acquired for investment and may borrow up to 88 percent of the face amount of receivables which are pledged as collateral for the commercial paper borrowings. In addition, a cash reserve equal to 2 percent of the outstanding borrowings under the FIACC commercial paper facility must be maintained in a reserve account for the benefit of the creditors.

     The current term of the FIACC commercial paper facility expires on March 11, 2003. As a result of utilizing FIACC to fund the repurchase of the ALAC securitizations, the Company does not expect to use the facility to finance Receivables Held for Investment. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. At April 30, 2001 and January 31, 2002, borrowings were $10,400,901 and $4,354,205, respectively, under the FIACC commercial paper facility.

     In addition to the $200 million in credit facilities utilized to fund the acquisition of new receivables, the Company also has a working capital facility utilized to fund working capital requirements of the Company. This facility was converted to a term loan on December 22, 2000. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also requires an additional principal payment of $300,000 on June 30, 2001 under certain conditions relating to the size of Bank of America's portion of the outstanding balance. The remaining unpaid balance of the term loan is due at maturity on December 22, 2002. Pricing under the facility is based on the LIBOR rate plus 3%. The term loan is secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. The warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs are included as deferred financing costs and will be amortized through the maturity date of the debt. In addition, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants, if any, to be issued on December 31, 2001 was to be determined by the outstanding balance owed to Bank of America under the term loan. In no event, however, can the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 of $38,757 is included as deferred financing costs and amortized through the maturity date of the debt. At April 30, 2001, there was $12,825,000 outstanding under this facility.

     On December 6, 2001, the Company entered into an agreement with First Union National Bank to refinance the $11,175,000 outstanding balance of the working capital term loan and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. Upon the issuance of the 2002-A Term Notes on January 29, 2002, a portion of the this facility was converted to a $4.5 million term loan tranche which amortizes monthly as principal payments are collected under the 2002-A Term Note facility. The monthly principal amortization must be sufficient to reduce the amounts outstanding under the term loan tranche of this facility to no greater than 3 percent of the outstanding receivables securing the 2002-A Term Note transaction. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. This principal repayment requirement replaces the current $675,000 per quarter and the additional $600,000 per annum required under the previous facility. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The new facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. This compares to the previous requirement that all assets of the Company, excluding receivables owned and financed by special purpose subsidiaries, secure the indebtedness. Pricing under the facility was not changed. The maturity of the facility was extended to December 5, 2002. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. Further, as a result of the refinancing, the Company is not obligated to issue additional warrants covering 10,959 shares of the Company's common stock to Bank of America on December 31, 2001. At January 31, 2002, there was $13,134,233 outstanding under this facility. In conjunction with the refinancing, the Company repaid the working capital term loan and entered into the new working capital facility. Consequently, $554,896 of deferred financing costs and warrants were written off.

     The Company presently intends to seek a renewal of the working capital facility from its lender prior to maturity. Should the facility not be renewed, the outstanding balance of the receivables would be amortized in accordance with the borrowing base. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     The Company expects to initiate discussions with its lenders regarding the renewal and extension of the warehouse credit facilities prior to maturity. Management considers its relationship with the lenders under these facilities to be satisfactory and has no reason to believe that these facilities will not be renewed. If these facilities were not renewed however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company. As of January 31, 2002, the Company had available unused credit facilities of $190,360,000, including the $25,000,000 prefunding of Term Notes. The prefunding of $25,000,000 is classified as restricted cash as of January 31, 2002. As of January 31, 2001, the Company had $48,704,403 of available unused credit facilities.

     TERM NOTES. On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002 Auto Trust") completed the issuance of $159,036,000 of 3.46 percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or

$2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

     On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("2000-A Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641 which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-A Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the 2000-A Noteholders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2001 and January 31, 2002, the outstanding principal balance on the 2000-A Notes was $84,925,871 and $49,219,391, respectively.

     On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC ("FIFS Acquisition"), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of First Union National Bank, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35 percent. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness. The bridge facility expired on August 14, 2000.

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

     On December 3, 2001 the Company entered into an agreement with one of its existing shareholders and a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. As of January 31, 2002, $525,000 was outstanding under this facility.

     Substantially all of the Company's receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company's lenders and the Noteholders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

     The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolio. The Company received such payments in the amount of $96.1 million and $87.9 million for the nine months ended January 31, 2002 and 2001, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodian fees and excess cash flow is used to fund operations. During the nine months ended January 31, 2002, the Company's principal collections on Receivables Held for Investment exceeded cash required to purchase Receivables Held for Investment by $14.3 million. During the nine months ended January 31, 2001, the Company required net cash of $35.7 million as the receivable purchases exceeded the principal collections.

     In addition to the excess cash flow generated from the principal and interest collections on the receivables portfolio, the Company collects servicing fees funded from each of the credit facilities. Servicing fees range from 2% to 2.5% of the outstanding principal balance of the loans. Excess cash flows and servicing fees are received after month end but relate to the prior month activity. Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations. At January 31, 2002 and 2001, the Company's unencumbered cash was $1,867,119 and $1,384,440, respectively. Excess cash and servicing fees collected after month end but related to the prior month activity totaled $1,039,921 and $2,044,612 as of January 31, 2002 and 2001, respectively. The decrease in available cash is primarily due to the declining portfolio's effect on excess cash and servicing fees. Management believes the unencumbered cash and cash inflows are adequate to fund cash requirements for operations.

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

     As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders' equity through other comprehensive income. In connection with the decision to enter into the $100 million floating rate swaps on June

1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected in net earnings for period subsequent to May 31, 2001. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of $(2,501,595), net of a tax benefit of $1,437,925, as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives as of May 1, 2001. The equity adjustment is classified as other comprehensive income (loss) and the derivative liability is classified in the interest rate derivative positions liability. Over a period ending in April 2004, the maturity date of the final swap, the Company will reclassify into earnings substantially all of the transition adjustment originally recorded.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,388,301 as of January 31, 2002 and $2,688,777 as of April 30, 2001 as a
percentage of the Receivables Held for Investment of $217,179,396 as of January 31, 2002 and $244,684,343 as of April 30, 2001 was 1.1% at January 31, 2002 and
April 30, 2001.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of January 31, 2002 and April 30, 2001, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 12.7% and 8.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows. The increase as of January 31, 2002 is related to additional reserve provided by the current quarter write down of $1.3 million related to increasing the cumulative loss rate in the cash flow projections. This write down occurred due to higher severity and frequency of losses realized to date and to reserve for potential losses based on the higher loss curve expected.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

     The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $2,474,025 and $1,868,384 have been recorded for the three months ended January 31, 2002, and January 31, 2001, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary. Provisions for credit losses of $6,177,825 and $6,176,834 have been recorded for the nine months ended January 31, 2002 and January 31, 2001, respectively.

     The Company calculates the allowance for credit losses in accordance with SFAS 5, "Accounting for Contingencies". SFAS 114, "Accounting for Creditors for Impairment of a Loan" does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans.

     The Company applies a systematic methodology in order to determine the amount of loan loss reported. The specific methodology utilized is a six-month migration analysis whereby the Company compares the status of each loan from six months prior to the loan status as of the reporting date. These factors are then applied to the status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status in the next six months. The estimated number of impairments is then multiplied by estimated loss per loan, which is based on historical information. The computed reserve is then compared to the amount recorded for adequacy. The Company compares the six-month result to prior six-month periods to compare trends and evaluate any other internal or external factors that may affect collectibility. The allowance for credit losses is based on estimates and qualitative evaluations and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

     For Receivables Acquired for Investment, nonaccretable difference represents contractual principal and interest payments the Company will be unable to collect. The Company analyzes the composition of these liquidating portfolios in order to estimate a future loss rate. Criteria evaluated include delinquencies, historical charge offs, recovery rates, portfolio seasoning and economic conditions. A cash flow model that considers term, interest rate, loss rate, prepayment rate and recovery rate is consistently applied to project expected cash flows. The difference between expected cash flows and total contractual principal and interest payments is the nonaccretable difference. During the quarter ended January 31, 2002, the Company increased the cumulative loss rates on the warehouse and FIACC portfolios by 1.44% and .42%, respectively. The total increase to nonaccretable difference of $1,288,885 is related to the recessionary environment and the impact it has on customer's ability to maintain comparable paying employment. Additionally, the effective decrease in prices of new automobiles through incentive programs offered by captives during the quarter ending January 31, 2002, contributed to decreasing prices and demands for used vehicles. This results in lower recovery rates realized through repossessions. The collateral comprising the Receivables Acquired for Investment is at higher risk as it is primarily older model used cars with higher mileage. The increase in accretable yield results from increasing the expected term of the remaining cash flow in order to allow for collections on charged off receivables. By extending the cash flow projection model life, accretable yield must be increased to provide for future income.

     The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

                                                            AS OF OR FOR THE NINE MONTHS ENDED JANUARY 31,
                                                  -------------------------------------------------------------------
                                                                2001                              2002
                                                  -------------------------------   ---------------------------------
                                                      NUMBER                            NUMBER
                                                     OF LOANS          AMOUNT          OF LOANS            AMOUNT
                                                  -------------   ---------------   ---------------   ---------------
Receivables Held for Investment:
Delinquent amount outstanding:
30 - 59 days....................................            412        $    4,990               149         $   1,795
60 - 89 days....................................            176             2,103                80             1,038
90 days or more.................................            206             2,602               279             3,392
                                                  -------------   ---------------   ---------------   ---------------
Total delinquencies.............................            794        $    9,695               508         $   6,225
Total delinquencies as a percentage of
     Outstanding receivables....................            3.8%             3.8%               2.7%              2.9%
Net charge-offs as a percentage of average
     Receivables outstanding during the
     period(1)..................................                             3.2%                                 3.7%

(1) The percentages have been annualized and are not necessarily indicative of the results for a full year.

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment was 7.4% and 6.0% as of January 31, 2002 and April 30, 2001, respectively.

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

     As of January 31, 2002, the Company had $45.5 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $289,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of January 31, 2001, the Company had $49.8 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $316,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

EXHIBIT
NUMBER                                                     DESCRIPTION
------                                                     -----------
10.98(a)          First Omnibus Amendment to the Transaction Documents dated December 6, 2001 between F.I.R.C., Inc.,
                  First Investors Financial Services, Inc., First Investors Servicing Corporation, Bank of America,
                  N.A., First Union Securities, Inc. and Wells Fargo Bank Minnesota, National Association

10.99(a)          Security Agreement dated December 6, 2001 between First Investors Residual Funding L.P. and First
                  Union Securities, Inc.

10.100(b)         Sale and Servicing Agreement dated December 6, 2001 between First Investors Residual Funding L.P.,
                  First Investors Financial Services, Inc. and First Union Securities, Inc.

10.101(c)         Note Purchase Agreement dated December 6, 2001 between First Investors Residual Funding L.P, First
                  Union Securities, Inc., First Union National Bank and Variable Funding Capital Corporation

10.102(d)         Asset Purchase Agreement dated December 6, 2001 between First Investors Residual Funding L.P., FIFS
                  Acquisition Funding Company LLC, First Investors Auto Investment Corp. and First Investors Auto
                  Receivables Corporation

10.103(a)         Indenture dated January 1, 2002 between First Investors Auto Owner Trust 2002-A, First Investors
                  Financial Services, Inc. and Wells Fargo Bank Minnesota, National Association

10.104(b)         Sale and Allocation Agreement dated January 1, 2002 between First Investors Auto Owner Trust 2002-A,
                  First Investors Financial Services, Inc., First Investors Servicing Corporation, First Investors Auto
                  Funding Corporation and Wells Fargo Bank Minnesota, National Association

10.105(c)         Amended and Restated Trust Agreement dated January 1, 2002 between First Investors Auto Funding
                  Corporation and Bankers Trust (Delaware)

10.106(a)         First Omnibus Amendment to Transaction Documents dated January 14, 2002 between First Investors Auto
                  Receivables Corporation, First Investors Financial Services, Inc., First Investors Servicing
                  Corporation, Enterprise Funding Corporation, Bank of America, N.A., Variable Funding Capital
                  Corporation, First Union Securities, Inc., MBIA Insurance Corporation, and Wells Fargo Bank Minnesota,
                  National Association

10.107(b)         Amendment No. 3 to Note Purchase Agreement dated January 14, 2002 between First Investors Auto
                  Receivables Corporation and Variable Funding Capital Corporation

10.108(c)         Amendment No. 4 to Security Agreement dated January 14, 2002 between First Investors Auto Receivables
                  Corporation, First Investors Financial Services, Inc., First Investors Servicing Corporation, Variable
                  Funding Capital Corporation, First Union Securities, Inc., MBIA Insurance Corporation and Wells Fargo
                  Bank Minnesota, National Association

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                First Investors Financial Services Group, Inc.
                                               (Registrant)

Date:  March 18, 2002                 By: /s/ TOMMY A. MOORE, JR.
                                             Tommy A. Moore, Jr.
                                    President and Chief Executive Officer

Date:  March 18, 2002                   By: /s/ BENNIE H. DUCK
                                              Bennie H. Duck
                                Secretary, Treasurer and Chief Financial Officer