Form 10-K
period 2002-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2002-07-24
CIK 948034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED APRIL 30, 2002

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

                               TITLE OF EACH CLASS
                  --------------------------------------------
                         Common Stock - $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of July 1, 2002, based on the closing price of the Common Stock on the NASDAQ National Market on said date, was $14,060,516.
     There were 5,396,669 shares of Common Stock of the registrant outstanding as of July 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
     There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held September 10, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2002.

================================================================================

                 FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                AND SUBSIDIARIES

                                    FORM 10-K
                                 APRIL 30, 2002

                                TABLE OF CONTENTS

                                                                                           PAGE NO.
                                                                                           --------
                                     PART I
Item 1.  Business..........................................................................    1
Item 2.  Properties........................................................................   18
Item 3.  Legal Proceedings.................................................................   18
Item 4.  Submission of Matters to a Vote of Security Holders...............................   18

                                     PART II
Item 5.  Market for Registrants' Common Equity and Related Shareholder Matters.............   19
Item 6.  Selected Consolidated Financial Data..............................................   20
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations.................................................................   21
Item 8.  Financial Statements and Supplementary Data.......................................   37
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure....................................................................   37

                                    PART III
Item 10. Directors and Executive Officers..................................................   38
Item 11. Executive Compensation............................................................   38
Item 12. Security Ownership of Certain Beneficial Owners and Management....................   38
Item 13. Certain Relationships and Related Transactions....................................   38

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................   38

                                     PART I

ITEM 1. BUSINESS

GENERAL

     First Investors Financial Services Group, Inc. (the "Company") is a consumer finance company engaged in both the purchase of receivables originated by franchised automobile dealers and originating loans directly to consumers in connection with the sale of new and late-model used vehicles. The Company specializes in lending to consumers with impaired credit profiles. The Company does not utilize off-balance sheet securitization to finance its Receivables Held for Investment. As of April 30, 2002, the Company had Receivables Held for Investment in the aggregate principal amount of $212,926,747, having an effective yield of 15.4 percent and a net interest spread to the Company of 9.6 percent (net of cost of funds and other carrying costs).

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

ORIGINATING DEALER BASE

     GENERAL. The Company primarily purchases receivables from the new and used car departments of dealers operating under franchises from the major automobile manufacturers. The Company does not generally do business with "independent" dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5 percent of the receivables owned by the Company at April 30, 2002, and no dealer or group of related dealers originated more than 5 percent of the receivables held by the Company at that date. The volume and frequency of receivable purchases from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

     LOCATION OF DEALERS. Approximately 22 percent of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989. The Company's expansion beyond Texas began in 1992 and today the Company operates in 27 states.

     The following table summarizes, with respect to each state in which the Company operates, the number of receivables (and percentage of total receivables), outstanding which were originated by the Company from dealers in such state during the last two fiscal years:

                                              RECEIVABLES HELD FOR INVESTMENT
                                      -----------------------------------------------
                                             YEAR ENDED               YEAR ENDED
                                           APRIL 30, 2001           APRIL 30, 2002
                                      ----------------------   ----------------------
                   STATE              LOAN COUNT       %       LOAN COUNT       %
         ---------------------------  ----------   ---------   ----------   ---------
         Texas......................       5,444        26.6%       4,704        26.0%
         Georgia....................       3,512        17.1%       3,329        18.4%
         Ohio.......................       3,373        16.5%       2,965        16.4%
         Oklahoma...................       2,512        12.3%       2,055        11.3%
         Missouri...................       1,029         5.0%         877         4.8%
         North Carolina.............         643         3.1%         578         3.2%
         Tennessee..................         506         2.5%         576         3.2%
         Michigan...................         589         2.9%         477         2.6%
         Colorado...................         503         2.5%         456         2.5%
         Virginia...................         515         2.5%         415         2.3%
         Kansas.....................         303         1.5%         246         1.4%
         New Jersey.................         254         1.2%         205         1.1%
         Washington.................         220         1.1%         204         1.1%
         Florida....................         116         0.6%         163         0.9%
         Illinois...................         124         0.6%         158         0.9%
         California.................         123         0.6%         104         0.6%
         Pennsylvania...............         131         0.6%         103         0.6%
         Indiana....................         133         0.6%         102         0.6%
         Kentucky...................         113         0.6%         101         0.6%
         All others(1)..............         359         1.6%         305         1.5%
                                      ----------   ---------   ----------   ---------
                                          20,502       100.0%      18,123       100.0%
                                      ==========   =========   ==========   =========

         ----------

         (1) Includes dealers located in Arizona, Connecticut, Iowa, Idaho, Maryland, Nebraska, Nevada, Oregon, South Carolina and Utah.

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

FINANCING PROGRAMS

     The Company originates loans from two sources: (i) dealer indirect (the "core program"), and (ii) consumer direct utilizing direct marketing. The core program generates approximately 93 percent of the Company's current origination volume and consists of loans purchased directly from dealerships in states in which the Company operates. Consumer direct originations contribute approximately 7 percent of originations and involve applications for credit obtained through direct marketing efforts from consumers who are seeking to acquire a vehicle or refinance an existing automobile loan.

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

     The Company had active dealership agreements with 1,452 dealers at April 30, 2002. These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The agreements with the core program dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to repurchase receivables that do not conform to these warranties, the dealers do not guarantee collectibility or obligate themselves to repurchase receivables solely because of payment default. The receivables are purchased at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables and the Company's assessment of relative credit risk. The pricing and credit terms upon which the Company agrees to acquire receivables is governed by the Company's credit policy and a credit score generated by the Company's proprietary, empirical based scoring model.

CREDIT EVALUATION

     GENERAL. In connection with the origination of a receivable for purchase by the Company, the Company follows systematic procedures designed to eliminate unacceptable risks. This involves a three-step process whereby (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company's credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company's funding department, and (iii) additional collateral verification procedures and customer interviews are conducted by the Company. During the course of this process, the Company's credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers tendering receivables or with individuals to whom the Company lends directly. The Company has developed various financing programs under which it approves loans that vary in pricing and loan terms depending on the relative credit risk determined for each loan. Credit or default risk is evaluated by the Company's loan officers in conjunction with a proprietary, empirical based credit scoring model developed based on the Company's 13 year database of non-prime lending results.

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

     From its inception in 1989 until July 1999, the Company had a servicing relationship with General Electric Capital Corporation ("GECC") an affiliate of General Electric Corporation. The division of GECC which serviced the Company's receivables operates primarily as a servicer of automobile installment loans and is one of the largest such servicers in the United States. The Company's relationship with GECC was governed by a servicing agreement entered into in October 1992 although the Company had done business with GECC under previous agreements since 1989. Under the agreement, GECC was responsible for all aspects of loan servicing and collections with the exception of the disposition of repossessed vehicles, which was the responsibility of the Company.

     Servicing fees paid by the Company to GECC represented a variable cost that increased in proportion to the volume of receivables carried. In July 1999, the Company elected to terminate the servicing agreement with GECC in connection with the transfer of the servicing and collection activities on the receivables to the Company's internal servicing and collection platform. No servicing fees were incurred during the two fiscal years ended April 30, 2001 and 2002.

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

                                                                     APRIL 30,
                                                                -------------------
                                                                  2001       2002
                                                                --------   --------
  Average monthly gross income................................  $  3,975   $  4,052
  Average ratio of consumer debt to gross income..............        34%        35%
  Average years in current employment.........................         6          6
  Average years in current residence..........................         5          5
  Residence owned.............................................        41%        43%
  Residence rented............................................        53%        51%
  Other residence arrangements(1).............................         6%         6%

----------

(1)  Includes military personnel and persons residing with relatives.

     PORTFOLIO PROFILE. In order to manage the risks associated with the relatively high yields available in the non-prime market, the Company endeavors to maintain a receivables portfolio having characteristics that, in its judgment, reflect an optimal balance between achievable yield and acceptable risk. The following table sets forth certain information concerning the composition of the Company's portfolio as of the end of the past two fiscal years:

                                                                      APRIL 30,
                                                                -------------------
                                                                  2001       2002
                                                                --------   --------
  New Vehicles:
      Percentage of portfolio(1)..............................        19%        20%
      Number of receivables outstanding.......................     3,858      3,544
      Average amount at date of acquisition...................  $ 18,369   $ 20,265
      Average term (months) at date of acquisition(2).........        61         62
      Average remaining term (months)(2)......................        38         40
      Average monthly payment.................................  $    457   $    472
      Average annual percentage rate..........................      17.1%      16.9%
  Used Vehicles:
      Percentage of portfolio(1)..............................        81%        80%
      Number of receivables outstanding.......................    16,644     14,579
      Average age of vehicle at date of acquisition (years)...       2.0        2.0
      Average amount at date of acquisition...................  $ 15,279   $ 15,989
      Average term (months) at date of acquisition(2).........        58         58
      Average remaining term (months)(2)......................        39         36
      Average monthly payment.................................  $    398   $    403
      Average annual percentage rate..........................      17.8%      17.7%

----------
(1) Calculated on the basis of number of receivables outstanding as of the date indicated.
(2) Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average stated term of receivables included in a portfolio will not correspond with actual average life.

FINANCING ARRANGEMENTS

     GENERAL. At the time the Company acquires receivables, they are financed by transferring them, at an amount equal to the outstanding principal balance, to a wholly-owned special-purpose financing subsidiary, F.I.R.C., Inc. ("FIRC"). FIRC maintains a $50 million revolving bank facility with First Union National Bank, (the "FIRC credit facility"). In addition, a wholly-owned special-purpose financing subsidiary, First Investors Auto Receivables Corporation ("FIARC") has a $150 million conduit finance facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union Securities, (the "FIARC commercial paper facility") which allows the Company to refinance borrowings under the FIRC credit facility in order to maintain sufficient capacity to acquire new receivables. Together, these warehouse credit facilities provide $200 million in financing capacity to fund the purchase and long-term financing of receivables. When necessary, the Company will transfer receivables from the warehouse credit facilities and issue additional term notes.

     FIRC CREDIT FACILITY. As designated receivables are originated by the Company and transferred to FIRC, they are immediately pledged to a commercial bank that serves as the collateral agent for the bank lender. The FIRC credit facility has a borrowing base that, subject to certain adjustments, permits FIRC to draw advances up to the outstanding principal balance of qualified receivables but not in excess of the present facility limit of $50 million. Uninsured losses on receivables, or certain other events adversely affecting the collectibility of receivables, can result in their ineligibility for inclusion in the borrowing base, and in the event that the Company's advances exceed the borrowing base the Company must prepay the credit line until the imbalance is corrected.

     Under the FIRC credit facility the Company has three interest rate options:
(i) the First Union prime rate in effect from time to time, (ii) a rate equal to ..5 percent above the "LIBOR" rate (the average U.S. dollar deposit rate prevailing from time to time in the London interbank market) for selected advance terms, or (iii) any other short-term fixed interest rate agreed upon by the Company and the lenders. The Company is also required to pay periodic facility fees as well as an annual agency fee, and to maintain certain collection reserves. The pledge of all of the receivables financed, a cash reserve account and all of the capital stock of FIRC secure this facility. Collections of principal and interest on the Company's receivables are remitted directly to the collateral agent for application to the payment of interest due on the credit facility and certain other charges, with the balance of collections then being distributed to the Company.

     The current term of the FIRC credit facility expires on December 5, 2002, at which time, should the facility not be renewed, the outstanding borrowings would be converted to a term loan facility that would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIARC COMMERCIAL PAPER FACILITY. When a sufficient number of receivables have been accumulated under the FIRC credit facility, they may be refinanced under the FIARC commercial paper facility through a transfer of a group of specified receivables from FIRC to FIARC. FIARC's purchase is funded through borrowings under the commercial paper facility equal to 94 percent of the aggregate principal balance of the receivables transferred. The remaining 6 percent of funds required to repay borrowings under the FIARC credit facility are advanced by the Company in the form of an equity contribution to FIARC. VFCC funds the advance to FIARC through the issuance, by an affiliate of VFCC, of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 2002, the maximum borrowings available under the commercial paper facility were $150 million. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .30 percent. In addition, the Company is required to pay periodic facility fees and other costs related to the issuance of commercial paper.

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

     If the facility had not been extended beyond the maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC credit facility. The

Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

     At April 30, 2002, borrowings were $2,603,433 under the FIACC commercial paper facility, and had a weighted average interest rate of 5.79 percent, including the effects of program fees and hedge instruments. At April 30, 2001, borrowings were $10,400,901, and had a weighted average interest rate of 5.56 percent, including the effects of program fees and hedge instruments. The current term of the FIACC commercial paper facility expires on March 11, 2003. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     On September 15, 2000, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1997-1 (the "ALAC 97-1 Securitization"). Accordingly, the Company acquired $8,110,849 in outstanding receivables from the trust and borrowed $6,408,150 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,874,689 in senior notes and redeem $1,033,456 of the trust certificates. On March 15, 2001, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1998-1 (the "ALAC 98-1 Securitization"). Accordingly, the Company acquired $9,257,612 in outstanding receivables from the trust and borrowed $7,174,509 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,997,615 in senior notes and redeem $1,946,178 of the Trust Certificates. The receivables purchased were used as collateral to secure the FIACC borrowing with any residual cash flow generated by the receivables pledged to the partnership. As a result of utilizing FIACC to fund the repurchase of the ALAC securitizations, the Company has elected to utilize the FIACC commercial paper facility solely as the financing source for the repurchases and does not expect to utilize the facility to finance Receivables Held for Investment. As FIACC borrowings support a liquidating portfolio, no excess borrowing capacity exists as of April 30, 2002.

     TERM NOTES. On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002-A Auto Trust") completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002-A Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the 2002-A Class A Notes, the 2002-A Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility,
(iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The $25,000,000 pre-fund amount has been completely utilized to fund originations and no cash balances remain as of April 30, 2002. The 2002-A Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the 2002-A Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the 2002-A Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

     On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("2000-A Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("2000-A Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the 2000-A Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-A Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the 2000-A Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2000-A Term Notes is February 15, 2006. As of April 30, 2001 and 2002, the outstanding principal balances on the 2000-A Term Notes were $84,925,871 and $40,162,801, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the 2000-A Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

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

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $3,670,765 as of April 30, 2002 and had a weighted average interest rate of 5.76 percent, including the effects of program fees and hedge instruments. At April 30, 2001, the outstanding balance of the Class A Notes was $11,126,050 and had a weighted average interest rate of 6.26 percent, including the effects of program fees and hedge instruments. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions will be paid until the Class A Notes are retired. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

     The Class A Notes mature on March 11, 2003. If the Class A Notes are not renewed on or prior to the maturity date, the outstanding balance under the notes would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the notes from the lender prior to maturity. Management considers its relationship with the lender to be satisfactory and has no reason to believe that the notes will not be renewed. If the notes were not renewed, however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company.

     WORKING CAPITAL FACILITY. The Company has maintained a $13.5 million working capital line of credit with Bank of America and First Union National Bank that was utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December 1999 and was scheduled to mature on December 22, 2000. Effective December 22, 2000, the $13.5 million in outstandings were refinanced through the issuance of a $13.5 million term loan. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also requires additional principal payments of $300,000 in June and December under certain conditions relating to the size of Bank of America's portion of the outstanding balance. Pursuant to this requirement, the Company paid $300,000 to Bank of America effective June 30, 2001. The remaining unpaid balance of the term loan is due at maturity on December 22, 2001. Pricing under the facility is based on the LIBOR rate plus 3 percent. The term loan was secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special-purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special-purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. On December 22, 2000, the warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs were included as deferred financing costs and were to be amortized through the maturity date of the debt. In addition, if certain conditions were met, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants if any, to be issued on December 31, 2001 was to be determined by the outstanding balance owing to Bank of America under of the term loan. In no event, however, could the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 of $38,757 is included as deferred financing costs and amortized through the maturity date of the debt. At April 30, 2001, there was $12,825,000 outstanding under this facility.

     On December 6, 2001, the Company entered into an agreement with First Union National Bank to refinance the $11,175,000 outstanding balance of the working capital term loan and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. Upon the issuance of the 2002-A Term Notes on January 29, 2002, a portion of this facility was converted to a $4.5 million term loan tranche which amortizes monthly as principal payments are collected under the 2002-A Term Note facility. The monthly principal amortization must be sufficient to reduce the amounts outstanding under the term loan tranche of this facility to no greater than 3 percent of the outstanding receivables securing the 2002-A Term Note transaction. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002-A Auto Trust financing. This principal repayment requirement replaces the current $675,000 per quarter and the additional $600,000 per annum required under the previous facility. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The new facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. This compares to the previous requirement that all assets of the Company, excluding receivables owned and financed by special purpose subsidiaries, secure the indebtedness. Pricing under the facility was not changed. The maturity of the facility was extended to December 5, 2002. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. Further, as a result of the refinancing, the Company is not obligated to issue additional warrants covering 10,959 shares of the Company's common stock to Bank of America on December 31, 2001. At April 30, 2002, there was $11,798,520 outstanding under this facility. In conjunction with the refinancing, the Company repaid the working capital term loan and entered into the new working capital facility. Consequently, $554,896 of deferred financing costs and warrants were written off.

     The Company intends to seek a renewal of the working capital facility from its lender prior to maturity. Should the facility not be renewed, the outstanding balance of the receivables would be amortized in accordance with the borrowing base. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     SHAREHOLDER LOANS - On December 3, 2001 the Company entered into an agreement with one of its existing shareholders and a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. As of April 30, 2002, $525,000 was outstanding under this facility.

     LOAN COVENANTS. The documentation governing each of the Company's financing arrangements contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and working capital facility or the termination of the commercial paper facilities. Through the operation of the collateral agency arrangements described above, which are in the nature of a "lock-box" security device covering the collection of principal and interest on almost all of the Company's receivables, such a default could cause the immediate termination of the Company's primary sources of liquidity. The Company was not in default with respect to any covenants governing these financing arrangements at April 30, 2002.

     INTEREST RATE MANAGEMENT. The Company's warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates that do not generally vary with changes in market interest rates. Since a primary contributor to the Company's profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

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

     On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004. Under the terms of these swaps, the Company will pay a floating rate based on one-month LIBOR and receive a fixed rate of 5.025 percent. Management elected to enter into these swap agreements to offset the uneconomic position of the existing fixed swap created by rapidly declining market interest rates.

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

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 20, 2002 while Swap B matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company, and the lender against any material increases in interest rates, which may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement (Class A Cap) enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement (Class B
Cap) enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B Cap was terminated and the notional amounts of the Swap A and Class A Cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

     As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders' equity through other comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected in net earnings for the period subsequent to May 31, 2001. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of $(2,501,595), net of a tax benefit of $1,437,925, as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives as of May 1, 2001. The equity adjustment is classified as other comprehensive income (loss) and the derivative liability is classified in the interest rate derivative positions liability. Over a period ending April 2004, the maturity date of the final swap, the Company will reclassify into earnings substantially all of the transition adjustment originally recorded.

     CREDIT ENHANCEMENT -- FIRC CREDIT FACILITY. In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as "ALPI" insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company's ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh ("National Union"), which is a wholly-owned subsidiary of American International Group. As of April 30, 2002, National Union had been assigned a rating of A+ + by A.M. Best Company, Inc.

     The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, which consist primarily of the basic ALPI insurance, represented approximately 3.9 percent of the principal amount of the receivables acquired during the year. Aggregate premiums paid for ALPI coverage alone during the three fiscal years ended April 30, 2002 were $5,344,975, $3,413,186 and $2,382,031, respectively, and accounted for 3.8 percent, 3.0 percent and 3.1 percent of the aggregate principal balance of the receivables acquired during such respective periods.

     Prior to establishing its relationship with National Union in March 1994, the Company's ALPI policy was provided by another third-party insurer. In April 1994 the Company organized First Investors Insurance Company (the "Insurance Affiliate") under the captive insurance company laws of the State of Vermont. The Insurance Affiliate is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Affiliate reinsures 100 percent of the risk under the Company's ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96 percent of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Affiliate. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Affiliate. As of April 30, 2002, gross premiums had been ceded to the Insurance Affiliate by National Union in the amount of $24,345,460 and, since its formation, the Insurance Affiliate reimbursed National Union for aggregate reinsurance claims in the amount of $6,976,127. In addition to the monthly premiums and liquidity reserves of the Insurance Affiliate, a trust account is maintained by National Union to secure the Insurance Affiliates obligations for losses it has reinsured.

     The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Affiliate, is obligated to indemnify National Union for all such losses. As of April 30, 2002, the Insurance Affiliate had capital and surplus of $1,814,379 and unencumbered cash reserves of $1,082,138 in addition to the $2,656,433 trust account.

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

     CREDIT ENHANCEMENT -- FIARC COMMERCIAL PAPER FACILITY. Enhancement for the FIARC commercial paper facility is provided by a surety bond issued by MBIA Insurance Corporation. The surety bond provides payment of principal and interest to VFCC in the event of payment default by FIARC. MBIA is paid a surety premium equal to 0.35 percent per annum on the average outstanding borrowings under the facility. The surety bond is issued for a term to coincide with the facility. Termination of the surety bond would result in default under the FIARC commercial paper facility.

     CREDIT ENHANCEMENT -- FIACC COMMERCIAL PAPER FACILITY. Under the structure of the FIACC commercial paper facility, no third-party credit insurance or surety bond is required. Credit enhancement is provided in the form of the overcollateralization and a 2 percent cash reserve requirement.

     CREDIT ENHANCEMENT -- TERM NOTES. A surety bond issued by MBIA Insurance Corporation enhances the 2000-A Term Notes issued in January 2000 and the 2002-A Term Notes issued in January 2002. The surety bond provides payment of principal and interest to the noteholders in the event of payment default by the 2000-A Trust and the 2002-A Trust. MBIA is paid a surety premium equal to 0.35 percent per annum on the outstanding balance of the 2000-A and 2002-A Term Notes. The surety bond was issued for the term of the underlying notes, which mature on February 15, 2006 and December 15, 2008, for the 2000-A Term Notes and 2002-A Term Notes, respectively.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,338,625 as of April 30, 2002 and $2,688,777 as of April 30, 2001 as a
percentage of Receivables Held for Investment of $212,926,747 as of April 30, 2002 and $244,684,343 as of April 30, 2001 was 1.1 percent.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of April 30, 2002 and April 30, 2001, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 14.6% and 8.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows. The increase as of April 30, 2002 is related to an additional reserve provided by the third quarter write down of $1.3 million related to increasing the cumulative loss rate in the cash flow projections. This write down occurred due to higher severity and frequency of losses realized to date and to reserve for higher expected potential losses. The Company also reclassifies accretable yield and nonaccretable difference as assumptions are updated. For the year ended April 30, 2002, the increase in accretable yield is primarily due to increasing the expected term of the remaining cash flow in order to allow for collections on charged off receivables. By extending the cash flow projection model life, accretable yield must be increased to provide for future income.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

     The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $8,940,601 and $8,351,234 have been recorded for the twelve months ended April 30, 2002 and April 30, 2001, respectively.

     The Company calculates the allowance for credit losses in accordance with SFAS 5, "Accounting for Contingencies". SFAS 114, "Accounting for Creditors for Impairment of a Loan" does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans.

     The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses. The specific methodology utilized is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging loan status as of the reporting date. These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status. The estimated number of impairments is then multiplied by estimated loss per loan, which is based on historical information. The computed reserve is then compared to the amount recorded for adequacy. The Company compares the six-month result to prior six-month periods to compare trends and evaluate any other internal or external factors that may affect collectibility. The allowance for credit losses is based on estimates and qualitative evaluations and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

     For Receivables Acquired for Investment, nonaccretable difference represents contractual principal and interest payments the Company will be unable to collect. The Company analyzes the composition of these liquidating portfolios in order to estimate a future loss rate. Criteria evaluated include delinquencies, historical charge offs, recovery rates, portfolio seasoning and economic conditions. A cash flow model that considers term, interest rate, loss rate, prepayment rate and recovery rate is consistently applied to project expected cash flows. The difference between expected cash flows and total contractual principal and interest payments is the nonaccretable difference. During the third quarter of the year ended April 30, 2002, the Company increased the cumulative loss rates on the warehouse and FIACC portfolios by 1.44% and ..42%, respectively. The total increase to nonaccretable difference of $1,288,885 relates to the recessionary environment and the impact it has on customers' ability to maintain comparable paying employment. Additionally, the effective decrease in prices of new automobiles through incentive programs offered by captives contributed to decreasing prices and demands for used vehicles. This results in lower recovery rates realized through repossessions. The collateral comprising the Receivables Acquired for Investment is at higher risk as it is primarily older model used cars with higher mileage. The increase in accretable yield results from increasing the expected term of the remaining cash flow in order to allow for collections on charged off receivables. By extending the cash flow projection model life, accretable yield must be increased to provide for future income.

     The following table sets forth certain information regarding the Company's delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

                                                                AS OF OR FOR THE YEAR ENDED APRIL 30,
                                                           --------------------------------------------
                                                                    2001                    2002
                                                           ---------------------  ---------------------
                                                             NUMBER                 NUMBER
                                                            OF LOANS     AMOUNT    OF LOANS     AMOUNT
                                                           ----------  ---------  ----------  ---------
           Receivables Held for Investment:
             Delinquent amount outstanding:
                30 - 59 days...............................       396  $   4,774         143  $   1,642
                60 - 89 days...............................       141      1,688         101      1,206
                90 days or more............................       199      2,409         288      3,392
                                                           ----------  ---------  ----------  ---------
           Total delinquencies.............................       736  $   8,871         532  $   6,240
                                                           ==========  =========  ==========  =========


           Total delinquencies as a percentage
            of outstanding receivables.....................       3.6%       3.6%        2.9%       2.9%
           Net charge-offs as a percentage of
            average receivables outstanding
            during the period..............................                  3.2%                   4.1%

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 11.3 percent and 6.0 percent as of April 30, 2002, and 2001, respectively.

     The Company believes that the fundamental factors in minimizing delinquencies are prudent loan origination procedures, the initial contact with customers made by Company personnel (described above under "Credit Evaluation") and attentive servicing of receivables. In addition, based on its experience, the Company believes that delinquency risk can be reduced to some degree by more conservative loan structures which limit loan terms and loan-to-value ratios and by managing the composition of its portfolio to include a relatively large proportion of receivables arising from the sale of new or late-model used cars. These vehicles are less likely to experience mechanical problems during the initial 24 months of the loan (which is the period of highest delinquency risk) and the purchasers of such vehicles appear to have a relatively higher commitment to loan performance than the purchasers of older used automobiles. Therefore, the Company (unlike many of its competitors in the sub-prime market) concentrates on financing new and late-model used cars to the extent practicable. In view of the popularity in recent years of new automobile leasing programs sponsored by manufacturers and franchised dealers, the Company believes that large numbers of late-model used automobiles will be available for sale over the near term as these vehicles come "off lease". As of April 30, 2002, approximately 20 percent of the receivables that had been acquired by the Company related to new vehicles and approximately 80 percent of the receivables arose from the sale of used vehicles.

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

EMPLOYEES

     The Company had 150 employees as of April 30, 2002, including 39 located at its headquarters in Houston, 105 located at its loan servicing center in Atlanta and 6 regional marketing representatives. The Company's employees are covered by group health insurance, but the Company has no pension, profit-sharing or other material benefit programs. Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant's voluntary contributions up to a maximum voluntary contribution of 3 percent of the participant's compensation. In fiscal years 2002 and 2001, the Company recorded matching contributions to the 401(k) plan of $30,265 and $32,932, respectively. Prior to fiscal year 2000, no matching contributions were made. Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company. Under the terms of the Deferred Compensation Plan, the participants may elect to make contributions to the plan that exceeds amounts allowed under the Company's 401(k) plan. The Company pays the administrative expenses of the Deferred Compensation Plan. As of April 30, 2002 and 2001, the amounts invested under the Deferred Compensation Plan totaled $256,876 and $527,958, respectively. The Company has no collective bargaining agreements and considers its employee relations to be satisfactory.

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

     The Company's offices in suburban Houston consist of approximately 12,369 square feet on the seventh floor of an eight-story office building. This space is held under a lease requiring average annual rentals of approximately $209,000 and expiring on February 28, 2005, with an option to renew for five years at the market rate then prevailing.

     The Company's offices in suburban Atlanta consist of approximately 27,467 square feet on the third and fourth floor of a four-story office building. This space is held under a lease requiring average annual rentals of approximately $566,000 and expiring on June 30, 2007, with an option to renew for two consecutive five-year periods at the market rate then prevailing.

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

                         THREE MONTHS ENDED          HIGH      LOW
                  -------------------------------  --------  --------
                  April 30, 2002.................  $   3.90  $   3.20
                  January 31, 2002...............      3.50      3.10
                  October 31, 2001...............      3.89      3.10
                  July 31, 2001..................      3.98      3.20
                  April 30, 2001.................      4.50      3.39
                  January 31, 2001...............      4.44      3.00
                  October 31, 2000...............      4.94      3.12
                  July 31, 2000..................      5.25      4.69

     As of July 1, 2002, there were approximately 40 shareholders of record of the Company's common stock. The number of beneficial owners is unknown to the Company at this time.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company for the five fiscal years ended April 30, 2002, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except share data).

                                                                            YEAR ENDED APRIL 30,
                                                             -----------------------------------------------------
                                                               1998       1999(1)    2000       2001        2002
                                                             --------   ---------  --------   --------   ---------
    STATEMENT OF OPERATIONS:
    Interest income........................................  $ 20,049   $  31,076  $ 40,276   $ 44,365   $  37,547
    Interest expense.......................................     7,834      12,782    16,510     20,141      13,710
                                                             --------   ---------  --------   --------   ---------
         Net interest income...............................    12,215      18,294    23,766     24,224      23,837
    Provision for credit losses............................     3,901       4,661     6,414      8,351       8,941
    Loss on Receivables Acquired for Investment and Trust
         Certificates......................................        --          --        --        400       1,260
                                                             --------   ---------  --------   --------   ---------
         Net interest income after provision for credit
          losses and loss on Receivables Acquired for
          Investment and Trust Certificates................     8,314      13,633    17,352     15,473      13,636
                                                             --------   ---------  --------   --------   ---------
    Late fees and other....................................       617       1,594     2,728      2,563       1,810
    Servicing..............................................        --       1,200     1,293        457          --
    Unrealized loss on interest rate derivative positions          --          --        --         --        (121)
                                                             --------   ---------  --------   --------   ---------
         Total other income................................       617       2,794     4,021      3,020       1,689
                                                             --------   ---------  --------   --------   ---------
    Servicing fees.........................................     1,838       2,350       435         --          --
    Salaries and benefits..................................     2,639       6,030     9,413      9,389       8,041
    Other interest expense.................................       111         540     1,153      1,311         785
    Other..................................................     2,415       4,354     5,705      6,897       6,664
                                                             --------   ---------  --------   --------   ---------
         Total operating expenses..........................     7,003      13,274    16,706     17,597      15,490
                                                             --------   ---------  --------   --------   ---------
    Income (Loss) before provision (benefit) for income
     taxes and Minority Interest...........................     1,928       3,153     4,667        896        (165)
    Provision (Benefit) for income taxes...................       704       1,151     1,703         29        (178)
    Minority Interest......................................                    --        --        815         322
                                                             --------   ---------  --------   --------   ---------
    Net Income (Loss)......................................  $  1,224   $   2,002  $  2,964   $     52   $    (309)
                                                             ========   =========  ========   ========   =========
    Basic and Diluted net income (loss) per
     Common Share..........................................  $   0.22   $    0.36  $   0.53   $   0.01   $   (0.06)
                                                             ========   =========  ========   ========   =========

                                                                               AS OF APRIL 30,
                                                             -----------------------------------------------------
                                                               1998      1999(1)     2000       2001       2002
                                                             ---------  ---------  ---------  ---------  ---------
    BALANCE SHEET DATA:
    Receivables Held for Investment, net...................  $ 139,599  $ 183,319  $ 235,955  $ 248,186  $ 215,659
    Receivables Acquired for Investment, net...............         --     41,024     21,888     26,121      9,020
    Investment in Trust Certificates.......................         --     10,755      5,849         --         --
    Interest Rate Derivative Positions.....................         --         --         --         --      3,119
    Other assets...........................................     21,654     37,711     39,567     38,562     39,364
                                                             ---------  ---------  ---------  ---------  ---------
         Total assets......................................  $ 161,253  $ 272,809  $ 303,259  $ 312,869  $ 267,162
                                                             =========  =========  =========  =========  =========
    Debt:
         Term Notes........................................  $      --  $      --  $ 151,104  $  84,926  $ 183,260
         Acquisition term facility.........................         --     55,737     26,212     11,126      3,671
         Warehouse credit facilities.......................    130,813    176,549     77,545    168,250     31,213
         Working capital facility..........................      2,500      7,235     13,300     12,825     11,798
         Other borrowings .................................         --         --         --         --        525
    Interest Rate Derivative Positions.....................         --         --         --         --      5,886
    Other liabilities......................................      2,780      6,126      4,972      3,803      2,042
    Minority Interest......................................         --         --         --      1,587        932
    Shareholders' equity...................................     25,160     27,162     30,126     30,352     27,835
                                                             ---------  ---------  ---------  ---------  ---------
         Total liabilities and shareholders' equity........  $ 161,253  $ 272,809  $ 303,259  $ 312,869  $ 267,162
                                                             =========  =========  =========  =========  =========

----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Net loss for the year ended April 30, 2002, was $(309,012) or $(0.06) per common share. Net income for the year ended April 30, 2001, was $51,646 or $0.01 per common share. The results for fiscal year 2002 were negatively impacted by a third quarter $1,260,000 loss, or $882,000 net of minority interest, on the Receivables Acquired for Investment due to an increase in projected loss rates. Additionally, during the third quarter, the Company amortized deferred financing costs and warrants of $602,162 related to restructuring of debt facilities. The results for fiscal 2001 include the effects of $1.6 million in pre-tax, non-cash charges in the fourth quarter. See Results of Operations.

OVERVIEW

     The Company is a consumer finance company engaged in both the purchase of receivables originated by franchised automobile dealers and originating loans directly to consumers in connection with the sale of new and late-model used vehicles. The Company specializes in lending to consumers with impaired credit profiles. At April 30, 2002, the Company had a network of 1,452 franchised dealers in 27 states from which it regularly purchases receivables at the time of origination. The Company also originates loans directly through consumers utilizing the Internet and direct marketing. While the Company intends to continue to geographically diversify its receivables portfolio, approximately 26 percent of Receivables Held for Investment at April 30, 2002 represent receivables acquired from dealers or originated to consumers located in Texas.

     The primary source of the Company's revenues is interest income from receivables retained as investments, while its primary cost has been interest expense arising from the financing of the Company's investment in such receivables. The profitability of the Company during this period has been determined by the growth of the receivables portfolio and effective management of net interest income and fixed operating expenses. In addition, on October 2, 1998, the Company completed the acquisition of First Investors Financial Servicing Corporation ("FISC") formally known as Auto Lenders Acceptance Corporation, from Fortis, Inc. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates and interest strips related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. FISC performs servicing and collection functions on a $221 million portfolio of loans originated in 31 states.

     The following table summarizes the Company's receivables and net interest income for the last two fiscal years (dollars in thousands):

                                                                                     AS OF OR FOR THE
                                                                                  -----------------------
                                                                                    YEAR ENDED APRIL 30,
                                                                                  -----------------------
                                                                                     2001         2002
                                                                                  ----------   ----------
    Receivables Held for Investment:
      Number....................................................................      20,502       18,123
      Principal balance.........................................................  $  244,684   $  212,927
      Average principal balance of receivables outstanding during
       the twelve-month period..................................................  $  247,434   $  226,682
      Average principal balance of receivables outstanding during
       the three-month period...................................................  $  248,987   $  214,248
    Receivables Acquired for Investment:
      Number....................................................................       4,721        2,429
      Principal balance.........................................................  $   25,397   $    8,353
    Total Managed Receivables Portfolio:
      Number....................................................................      25,223       20,522
      Principal Balance.........................................................  $  270,081   $  221,280

----------

                                                                                    YEAR ENDED APRIL 30,
                                                                                  -----------------------
                                                                                     2001         2002
                                                                                  ----------   ----------
    Interest income(1):
    Receivables Held for Investment.............................................  $   39,915   $   34,832
    Receivables Acquired for Investment, Investment
     in Trust Certificates and Minority Interest (2)............................       4,450        2,715
                                                                                  ----------   ----------
                                                                                      44,365       37,547
    Interest expense:
    Receivables Held for Investment(3)..........................................      19,068       13,149
    Receivables Acquired for Investment and Investment
     in Trust Certificates .....................................................       1,073          561
                                                                                  ----------   ----------
                                                                                      20,141       13,710
                                                                                  ----------   ----------
     Net interest income .......................................................  $   24,224   $   23,837
                                                                                  ==========   ==========

----------
(1)  Amounts shown are net of amortization of premium and deferred fees.
(2) Amounts shown for the year ended April 30, 2002 and April 30, 2001 reflect $709 and $1,215, respectively, in interest income related to minority interest.
(3) Includes facility fees and fees on the unused portion of the credit facilities.

     The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

                                                                                        YEAR ENDED
                                                                                  -----------------------
                                                                                         APRIL 30,
                                                                                  -----------------------
                                                                                     2001         2002
                                                                                  ----------   ----------
    Receivables Held for Investment:
      Effective yield on Receivables Held for Investment(1).....................        16.1%        15.4%
         Average cost of debt(2)................................................         7.6%         5.8%
                                                                                  ----------   ----------
         Net interest spread(3).................................................         8.5%         9.6%
                                                                                  ==========   ==========
         Net interest margin(4).................................................         8.4%         9.6%
                                                                                  ==========   ==========

----------

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

                                                                                        YEAR ENDED
                                                                                  -----------------------
                                                                                         APRIL 30,
                                                                                  -----------------------
                                                                                     2001         2002
                                                                                  ----------   ----------
       Receivables Held for Investment:
         Principal balance, beginning of period.................................  $  231,697   $  244,684
         Originations...........................................................     115,042       77,585
         Principal payments and payoffs.........................................     (82,346)     (91,411)
         Defaults prior to liquidations and recoveries..........................     (19,709)     (17,931)
                                                                                  ----------   ----------
         Principal balance, end of period.......................................  $  244,684   $  212,927
                                                                                  ==========   ==========

     Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See "Delinquency and Credit Loss Experience".

ANALYSIS OF NET INTEREST INCOME

     Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $23.8 million in 2002, a decrease of 2 percent when compared to amounts reported in 2001 and flat compared to amounts reported in 2000.

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

                                                                         YEAR ENDED APRIL 30,
                                                   ----------------------------------------------------------------
                                                            2000 TO 2001                     2001 TO 2002
                                                   -------------------------------  -------------------------------
                                                         INCREASE                        INCREASE
                                                        (DECREASE)                      (DECREASE)
                                                     DUE TO CHANGE IN                 DUE TO CHANGE IN
                                                   --------------------             --------------------
                                                    AVERAGE                          AVERAGE              TOTAL NET
                                                   PRINCIPAL   AVERAGE   TOTAL NET  PRINCIPAL   AVERAGE   INCREASE
                                                    AMOUNT      RATE     INCREASE    AMOUNT       RATE    (DECREASE)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
    Receivables Held for Investment:
      Interest income............................. $   6,289  $     293  $   6,582  $  (3,348) $  (1,735) $  (5,083)
      Interest expense............................     3,174      2,321      5,495     (1,802)    (4,117)    (5,919)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
      Net interest income......................... $   3,115  $  (2,028) $   1,087  $  (1,546) $ ( 2,382) $     836
                                                   =========  =========  =========  =========  =========  =========

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED APRIL 30, 2002, COMPARED TO FISCAL YEAR ENDED APRIL 30, 2001 (DOLLARS IN THOUSANDS)

     INTEREST INCOME. Interest income for 2002 decreased $6,818, or 15 percent, over 2001, primarily as a result of a decrease in the average principal balance of Receivables Held for Investment of 8 percent from 2001 to 2002 and a decrease in the effective yield from 16.1% for 2001 to 15.4% in 2002. Additionally the interest income on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 39 percent. The decrease in interest income on Receivables Acquired for Investment and Investment in Trust Certificates is attributable to a 60 percent decline in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates for 2002 as compared to 2001.

     INTEREST EXPENSE. Interest expense for 2002 decreased by $6,431, or 32 percent, over 2001. A decrease in the weighted average borrowings outstanding under credit and term facilities of 9 percent resulted in $1,802 of this difference. These facilities are used to fund Receivables Held for Investment. The weighted average cost of debt to fund Receivables Held for Investment decreased to 5.8 percent for the year ended April 30, 2002 compared to 7.6 percent for the year ended April 30, 2001 accounting for $4,117 of the difference. Included in the decrease is the 2001 write off of $230 of deferred financing costs related to a reduction in the FIACC borrowing capacity. Lastly, the interest expense on the Receivables Acquired for Investment decreased $512 primarily resulting from a decrease in the weighted average borrowings outstanding of 42 percent.

     NET INTEREST INCOME. Net interest income decreased by $387 in 2002, a decrease of 2 percent over 2001. Decreases in interest income from the Receivables Held for Investment and Receivables Acquired for Investment and Investment in Trust Certificates were offset by savings in interest expense on the Receivables Acquired for Investment and Investment in Trust Certificates.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses for 2002 increased by $589, or 7 percent, over 2001. The provision is affected by a) the amount of net charge offs, b) changes in the portfolio size, and c) changes in the target percentage of overall allowance to outstanding receivables. Net charge offs increased from $7,796 in fiscal 2001 to $9,291 in fiscal 2002 due to an increase in the frequency of repossessions and lower recovery rates from the sales of repossessed vehicles. The higher frequency is directly related to the weakened economic conditions and the resulting inability of certain customers to maintain comparable employment. Lower recovery rates on repossessions are due to an increase in supply of used vehicles and increased incentives for new vehicles which decreased the demand and price for used vehicles. Offsetting the increase in the charge offs was the provision impact of a declining portfolio. Based primarily on historical loss experience of various aging categories, the Company provides a reserve equal to 1.1% of the outstanding principal balance of Receivables Held for Investment. Since the average portfolio size has decreased during fiscal 2002, a lower provision expense was incurred. Lastly, in fiscal 2001, the provision expense increased from .9% to 1.1% of outstanding principal balance of Receivables Held for Investment or $430. The increase was made in light of the slowdown in economic growth and softness in the employment rate. This increased the provision expense in 2001 and also contributed an offsetting effect to the higher charge offs when comparing total 2002 expense to 2001.

     LOSS ON RECEIVABLES ACQUIRED FOR INVESTMENT AND TRUST CERTIFICATES. The loss in fiscal year 2002 increased to $1,260 from $400 for fiscal 2001. During the third quarter of fiscal 2002 a loss of $1,260 was recorded on the Receivables Acquired for Investment and Investment in Trust Certificates. These assets are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. The 2002 loss is due to a ..42%, or $334, and 1.44%, or $954, increase in the cumulative loss rate for the FIACC and warehouse portfolios, respectively. The increase in the cumulative loss rates was necessary due to the higher loss frequency and severity in these portfolios. These loans are secured by older vehicles which typically experience a larger drop in value in a weak auction market. The fiscal 2001 writedown of $400 was recorded on the ALAC Automobile Receivables Trust 1998-1 and was due to an increase in the cumulative loss rate of .81%. The increase in the loss rate was necessary due to estimated future losses exceeding losses that were previously projected due to softened economic conditions and lower recovery rates on the collateral. The loss to the Company, net of minority interest, is $882 and $280 for fiscal 2002 and 2001, respectively.

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

     LATE FEES AND OTHER INCOME. Late fees and other income primarily represents late fees collected from customers on past due accounts, collections on certain FISC assets which had previously been charged off by the Company, and interest income earned on short-term marketable securities and money market instruments. Late fees and other income decreased to $1,810 in 2002 from $2,563 in 2001 or a 29% decrease. The decrease is primarily due to lower reinvestment rates earned on restricted cash balances. In addition to the declining reinvestment rates, the reinvestment income was also negatively impacted by the smaller portfolio.

     UNREALIZED LOSS ON INTEREST RATE DERIVATIVE POSITIONS. In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions. Unrealized losses are primarily related to mark to market movements in the $100 million 6.42% pay fixed swap versus movements in the $100 million 5.025% receive floating swap. These two derivatives will not directly offset over the remaining term due to interest rate fluctuations between periods.

     SALARIES AND BENEFIT EXPENSES. Salaries and benefit costs decreased to $8,041 in 2002 from $9,389 in 2001. The decrease is primarily due to reduced headcount needs related to lower originations and a lower managed portfolio.

     OTHER INTEREST EXPENSE. Other interest expense decreased $526, or 40 percent, for the year ended April 30, 2002 over the year ended April 30, 2001. The decrease is principally related to a decrease in the average borrowings outstanding under the working capital facility of 9 percent and a 34 percent reduction in the interest rate.

     OTHER EXPENSES. Other expenses decreased $232 or 3% percent in fiscal 2002 primarily due to decreases in telephone expense and lease expense of $388 and $180, respectively, offset by increases in depreciation and amortization of $160 and third party service bureau fees of $159. Telephone expense decreased from 2001 to 2002 due to lower long distance rates and a smaller portfolio. Lease expense decreased primarily due to the completion of an operating lease in 2002. Amortization increased due to amortization of deferred financing costs and stock warrants related to the term loan working capital facility restructured with Bank of America on December 22, 2001. Amortization of these fees and warrants were $686 higher in 2002 compared to 2001. Included in this increase is $555 of amortization related to the termination of the term loan working capital facility with Bank of America on December 6, 2001. A new term loan facility with First Union National Bank was entered into on December 6, 2001 in order to refinance the outstanding borrowings and increase the size of the facility. Depreciation decreased by

$526 in 2002 compared to 2001 related to a write off of capitalized software in 2001 and the completion of a capital lease amortization in mid 2002. In December 2000 in order to increase the stability of operations, the Company migrated to a third party service bureau which became the primary system for collecting and servicing the managed loan portfolio. After conversion and testing, the Company abandoned the use of internal software and expensed $274 of unamortized amounts. Additionally, in November 2001, the Company completed the amortization of a capital lease used to acquire assets in conjunction with the purchase of FISC. Consequently, expenses for 2002 were $250 less than 2001 as related to the capital lease. Third party service bureau fees increased as the Company began using the third party provider in December 2000, thus only five months of expenses were incurred in 2001 compared to a full year for 2002.

     INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST. During 2002, income before provision for income taxes and minority interest decreased by $1,061, or 118 percent from 2001 as a result of the factors discussed above.

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

     LOSS ON TRUST CERTIFICATES. During the fourth quarter of fiscal 2001 a loss of $400 was recorded on the ALAC Automobile Receivables Trust 1998-1 related to an increase in the cumulative loss rate of .81%. The increase in the loss rate was necessary due to estimated future losses exceeding losses that were previously projected. Losses were negatively impacted by higher frequency and severity than originally anticipated due to softened economic conditions and lower recovery rates on the collateral. The loss to the Company, net of the minority interest, is $280.

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

     OTHER EXPENSES. Other expenses increased $1,192 or 21 percent in fiscal 2001. The increase is largely due to $696 in non-recurring charges primarily related to the write-off of certain unamortized software costs, professional fees that were incurred during the period, and other non-cash costs. In December 2000 and in order to increase the stability of operations, the Company migrated to a third party service bureau which became the primary system for collecting and servicing the managed loan portfolio. After conversion and testing, the Company abandoned the use of internal software and expensed $274 of unamortized software costs. The Company also expensed $120 of capitalized bank fees related to a search for possible equity or debt investors. The project did not yield acceptable pricing for the Company and the project was abandoned and expensed. Also included in the non-recurring charges was $227 of repossession related expenses. Prior to December 2000, repossession related expenses were written off upon sale of the collateral. Beginning in December 2000 and in conjunction with converting to the third party service bureau, the new policy is to expense repossession related expenses upon repossession of the collateral. Expenses for fiscal 2001 were also reflective of a full year of servicing costs related to Receivables Held for Investment, which were converted from a third-party servicer in July 1999.

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

     The Company's most significant cash flow requirement is the acquisition of receivables. The Company paid $78 million for receivables acquired to be held for investment for 2002 compared to $115 million in 2001.

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

     The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolios. The Company received such payments in the amount of $126.2 million in 2002 and $122.3 million in 2001. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the fiscal year 2002, the Company's collections on Receivables Held for Investment exceeded cash required to purchase Receivables Held for Investment by $12.9 million. During the fiscal year 2001, the Company required net cash of $32.7 million as the receivable purchases exceeded the portfolio collections. The Company has relied on borrowed funds to provide the source of cash flow in periods of growth. As of April 30, 2002, the Company has $170.4 million of available capacity in the warehouse credit facilities to fund future growth.

     In addition to the excess cash flow generated from the principal and interest collections on the receivables portfolio, the Company collects servicing fees funded from each of the credit facilities. Servicing fees range from 2% to 2.5% of the outstanding principal balance of the loans. Excess cash flows and servicing fees are received after month end but relate to the prior month activity. Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations. At April 30, 2002 and 2001, the Company's unencumbered cash was $585,727 and $1,011,249, respectively. Excess cash and servicing fees collected after month end but related to the prior month activity totaled $1,845,664 and $1,943,605 as of April 30, 2002 and 2001, respectively. The decrease in available cash is primarily due to the declining portfolio's effect on excess cash and servicing fees. Management believes the unencumbered cash and cash inflows are adequate to fund cash requirements for operations.

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

     Borrowings under the FIRC credit facility were $36,040,000 and $28,610,000 at April 30, 2001 and April 30, 2002, respectively. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

     The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $150 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. The Company is not a guarantor of, or otherwise a party to, such commercial paper. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. At April 30, 2001, the Company had borrowings of $121,808,808 outstanding under the commercial paper facility. The Company had no outstanding borrowings under the FIARC facility as of April 30, 2002.

     The FIARC commercial paper facility expired on January 12, 2002. In conjunction with the renewal of the facility to January 13, 2003 the facility commitment was assigned from Enterprise Funding Corporation, a commercial paper conduit administered by Bank of America, to VFCC. No other material changes were made to the facility in conjunction with the assignment to VFCC.

     If the facility had not been extended beyond the maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC credit facility. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with VFCC, a commercial paper conduit administered by First Union National Bank, to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquires receivables from the Company and may borrow up to 88 percent of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus 0.55 percent.

     At April 30, 2002, borrowings were $2,603,433 under the FIACC commercial paper facility, and had a weighted average interest rate of 5.79 percent, including the effects of program fees and hedge instruments. At April 30, 2001, borrowings were $10,400,901 under the FIACC commercial paper facility, and had a weighted average interest rate of 5.56 percent, including the effects of program fees and hedge instruments. The current term of the FIACC commercial paper facility expires on March 11, 2003. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     On September 15, 2000, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1997-1. Accordingly, the Company acquired $8,110,849 in outstanding receivables from the trust and borrowed $6,408,150 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,874,689 in senior notes and redeem $1,033,456 of the trust certificates. On March 15, 2001, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1998-1. Accordingly, the Company acquired $9,257,612 in outstanding receivables from the trust and borrowed $7,174,509 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,997,615 in senior notes and redeem $1,946,178 of the trust certificates. The receivables purchased were used as collateral to secure the FIACC borrowing with any residual cash flow generated by the receivables pledged to the Partnership. As a result of utilizing FIACC to fund the repurchase of the ALAC securitization, the Company has elected to utilize the FIACC commercial paper facility solely as the financing source for this repurchase and does not expect to utilize the facility to finance Receivables Held for Investment. As FIACC borrowings support a liquidating portfolio, no excess borrowing capacity exists as of April 30, 2002.

     TERM NOTES. On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002-A Auto Trust") completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002-A Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the 2002-A Class A Notes, the 2002-A Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility,
(iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The $25,000,000 pre-fund amount has been completely utilized to fund originations and no cash balances remain as of April 30, 2002. The 2002-A Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the 2002-A Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the 2002-A Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

     On January 24, 2000, the Company, through its indirect, wholly owned subsidiary First Investors Auto Owner Trust 2000-A ("2000-A Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("2000-A Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the 2000-A Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-A Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the 2000-A Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2000-A Term Notes is February 15, 2006. As of April 30, 2001 and 2002, the outstanding principal balance on the 2000-A Term Notes was $84,925,871 and

$40,162,801, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the 2000-A Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

     The following table summarizes borrowings under the warehouse credit facility, the FIARC and FIACC commercial paper facilities and the 2000-A and 2002-A Term Notes (dollars in thousands):

                                                                                   AS OF OR FOR THE
                                                                                ---------------------
                                                                                      YEAR ENDED
                                                                                ---------------------
                                                                                       APRIL 30,
                                                                                ---------------------
                                                                                 2001(3)      2002
                                                                                ---------  ----------
         At period-end:
            Balance outstanding................................................ $ 242,774  $  211,870
            Weighted average interest rate(1)..................................       7.0%        4.5%
         During period(2):
            Maximum borrowings outstanding..................................... $ 261,613  $  239,304
            Weighted average balance outstanding............................... $ 249,763  $  226,159
            Weighted average interest rate.....................................       7.6%        5.8%

----------

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

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Held for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $3,670,765 as of April 30, 2002 and had a weighted average interest rate of 5.76 percent, including the effects of program fees and hedge instruments. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During fiscal 2002, $972,428 was distributed to the limited partner compared to $3,084,494 for fiscal 2001. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions will be paid until the Class A Notes are retired. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

     The Class A Notes mature on March 11, 2003. If the Class A Notes are not renewed on or prior to the maturity date, the outstanding balance under the notes would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the notes from the lender prior to maturity. Management considers its relationship with the lender to be satisfactory and has no reason to believe that the notes will not be renewed. If the notes were not renewed, however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company.

     WORKING CAPITAL FACILITY. The Company has maintained a $13.5 million working capital line of credit with Bank of America and First Union National Bank that was utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December 1999 and was scheduled to mature on December 22, 2000. Effective December 22, 2000, the $13.5 million in outstandings were refinanced through the issuance of a $13.5 million term loan. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also required additional principal payments of $300,000 in June and December under certain conditions relating to the size of Bank of America's portion of the outstanding balance. The remaining unpaid balance of the term loan was due at maturity on December 22, 2002. Pricing under the facility was based on the LIBOR rate plus 3 percent. The term loan was secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. On December 22, 2000, the warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs were included as deferred financing costs and were to be amortized through the maturity date of the debt. In addition, if certain conditions were met, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December 31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants, if any, to be issued on December 31, 2001 was to be determined by the outstanding balance owed to Bank of America under the term loan. In no event, however, could the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 of $38,757 is included as deferred financing costs and amortized through the maturity date of the debt. At April 30, 2001, there was $12,825,000 outstanding under this facility.

     On December 6, 2001, the Company entered into an agreement with First Union National Bank to refinance the $11,175,000 outstanding balance of the working capital term loan and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. Upon the issuance of the 2002-A Term Notes on January 29, 2002, a portion of this facility was converted to a $4.5 million term loan tranche which amortizes monthly as principal payments are collected under the 2002-A Term Note facility. The monthly principal amortization must be sufficient to reduce the amounts outstanding under the term loan tranche of this facility to no greater than 3 percent of the outstanding receivables securing the 2002-A Term Note transaction. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. This principal repayment requirement replaces the current $675,000 per quarter and the additional $600,000 per annum required under the previous facility. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The new facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. This compares to the previous requirement that all assets of the Company, excluding receivables owned and financed by special purpose subsidiaries, secure the indebtedness. Pricing under the facility was not changed. The maturity of the facility was extended to December 5, 2002. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. Further, as a result of the refinancing, the Company is not obligated to issue additional warrants covering 10,959 shares of the Company's common stock to Bank of America on December 31, 2001. At April 30, 2002, there was $11,798,520 outstanding under this facility. In conjunction with the refinancing, the Company repaid the working capital term loan and entered into the new working capital facility. Consequently, $554,896 of deferred financing costs and warrants were written off.

     The Company presently intends to seek a renewal of the working capital facility from its lender prior to maturity. Should the facility not be renewed, the outstanding balance of the receivables would be amortized in accordance with the borrowing base. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     SHAREHOLDER LOANS - On December 3, 2001 the Company entered into an agreement with one of its existing shareholders and a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. As of April 30, 2002, $525,000 was outstanding under this facility.

     INTEREST RATE MANAGEMENT. The Company's warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates that do not generally vary changes in market interest rates. Since a primary contributor to the Company's profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

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

     On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004. Under the terms of these swaps, the Company will pay a floating rate based on one-month LIBOR and receive a fixed rate of 5.025 percent. Management elected to enter into these swap agreements to offset the uneconomic position of the existing fixed swap created by rapidly declining market interest rates.

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

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 20, 2002 while Swap B matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company, and the lender against any material increases in interest rates, which may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement (Class A Cap) enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement (Class B
Cap) enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B Cap was terminated and the notional amounts of the Swap A and Class A Cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

     As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders' equity through other comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected in net earnings for the period subsequent to May 31, 2001. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of $(2,501,595), net of a tax benefit of $1,437,925, as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives as of May 1, 2001. The equity adjustment is classified as other comprehensive income (loss) and the derivative liability is classified in the interest rate derivative positions liability. Over a period ending April

2004, the maturity date of the final swap, the Company will reclassify into earnings substantially all of the transition adjustment originally recorded.

DELINQUENCY AND CREDIT LOSS EXPERIENCE

     The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,338,625 as of April 30, 2002 and $2,688,777 as of April 30, 2001 as a
percentage of the Receivables Held for Investment of $212,926,747 as of April 30, 2002 and $244,684,343 as of April 30, 2001 was 1.1 percent.

     With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of April 30, 2002 and April 30, 2001, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 14.6% and 8.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows. The increase as of April 30, 2002 is related to additional reserve provided by the third quarter write down of $1.3 million related to increasing the cumulative loss rate in the cash flow projections. This write down occurred due to higher severity and frequency of losses realized to date and to reserve for potential losses based on the higher loss curve expected.

     The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

     The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the 2000-A Auto Trust, 2002-A Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $8,940,601 and $8,351,234 have been recorded for the twelve months ended April 30, 2002 and April 30, 2001, respectively.

     The Company calculates the allowance for credit losses in accordance with SFAS 5, "Accounting for Contingencies". SFAS 114, "Accounting for Creditors for Impairment of a Loan" does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans.

     The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses. The specific methodology utilized is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging loan status as of the reporting date. These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status. The estimated number of impairments is then multiplied by estimated loss per loan, which is based on historical information. The computed reserve is then compared to the amount recorded for adequacy. The Company compares the six-month result to prior six-month periods to compare trends and evaluate any other internal or external factors that may affect collectibility. The allowance for credit losses is based on estimates and qualitative evaluations and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

     For Receivables Acquired for Investment, nonaccretable difference represents contractual principal and interest payments the Company will be unable to collect. The Company analyzes the composition of these liquidating portfolios in order to estimate a future loss rate. Criteria evaluated include delinquencies, historical charge offs, recovery rates, portfolio seasoning and economic conditions. A cash flow model that considers term, interest rate, loss rate, prepayment rate and recovery rate is consistently applied to project expected cash flows. The difference between expected cash flows and total contractual principal and interest payments is the nonaccretable difference. During the third quarter of the year ended April 30, 2002, the Company increased the cumulative loss rates on the warehouse and FIACC portfolios by 1.44% and ..42%, respectively. The total increase to nonaccretable difference of $1,288,885 relates to the recessionary environment and the impact it has on customers' ability to maintain comparable paying employment. Additionally, the effective decrease in prices of new automobiles through incentive programs offered by captives contributed to decreasing prices and demands for used vehicles. This results in lower recovery rates realized through repossessions. The collateral comprising the Receivables Acquired for Investment is at higher risk as it is primarily older model used cars with higher mileage. The increase in accretable yield results from increasing the expected term of the remaining cash flow in order to allow for collections on charged off receivables. By extending the cash flow projection model life, accretable yield must be increased to provide for future income.

     The following table sets forth certain information regarding the Company's delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

                                                            AS OF OR FOR THE YEAR ENDED APRIL 30,
                                                            -------------------------------------
                                                                   2001                2002
                                                            -----------------   -----------------
                                                             NUMBER              NUMBER
                                                            OF LOANS   AMOUNT   OF LOANS   AMOUNT
                                                            --------   ------   --------   ------
Receivables Held for Investment:
  Delinquent amount outstanding:
    30 - 59 days.........................................        396   $4,774        143   $1,642
    60 - 89 days.........................................        141    1,688        101    1,206
    90 days or more......................................        199    2,409        288    3,392
                                                            --------   ------   --------   ------
Total delinquencies......................................        736   $8,871        532   $6,240
                                                            ========   ======   ========   ======
Total delinquencies as a percentage
  of outstanding receivables.............................        3.6%     3.6%       2.9%     2.9%
Net charge-offs as a percentage of average receivables
  outstanding during the period..........................                 3.2%                4.1%

     The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 11.3 percent and 6.0 percent as of April 30, 2002, and 2001, respectively.


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

     As of April 30, 2002, the Company had $38 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1 percent increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $244,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of April 30, 2001, the Company had $62 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1 percent increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $394,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

FORWARD LOOKING INFORMATION

     Statements and financial discussion and analysis included in this report that are not historical are considered to be forward-looking in nature. Forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from anticipated results. Specific factors that could cause such differences include unexpected fluctuations in market interest rates, changes in economic conditions, or changes in the competition for loans. Although the Company believes that the expectations reflected in the forward-looking statements presented herein are reasonable, it can give no assurance that such expectations will prove to be correct.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company included in this Form 10-K are listed under Item 14(a). The Company is not required to file any supplementary financial data under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information responsive to this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders expected to be held September 10, 2002, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information responsive to this item appears under the caption "Summary Compensation Table" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders expected to be held September 10, 2002, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information responsive to this item appears under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders expected to be held September 10, 2002, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this item appears under the caption "Certain Transactions" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders expected to be held September 10, 2002, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

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
                    Inc.
     10.58(l)  --   Amendment Number 1 to Note Purchase Agreement dated as of
                    March 31, 1999 among First Investors Auto Receivables
                    Corporation and Enterprise Funding Corporation.
     10.59(l)  --   Amendment Number 1 to Insurance Agreement dated March 31,
                    1999 among First Investors Auto Receivables Corporation,
                    MBIA Insurance Corporation, First Investors Financial
                    Services, Inc., Auto Lenders Acceptance Corporation, Norwest
                    Bank Minnesota, National Association and NationsBank, N.A.
     10.60(l)  --   Servicing Agreement dated March 31, 1999 among First
                    Investors Auto Receivables Corporation, Norwest Bank
                    Minnesota, National Association and Auto Lenders Acceptance
                    Corporation.
     10.61(l)  --   Guaranty dated March 31, 1999 by First Investors
                    Financial Services, Inc., First Investors Auto Receivables
                    Corporation, Auto Lenders Acceptance Corporation and Norwest
                    Bank Minnesota, National Association.
     10.62(m)  --   Sale and Allocation Agreement dated January 1, 2000 among
                    First Investors Financial Services, Inc., First Investors
                    Servicing Corporation, First Investors Auto Investment
                    Corp., Norwest Bank Minnesota, National Association and
                    First Investors Auto Owner Trust 2000-A.
     10.63(m)  --   Indenture dated as of January 1, 2000 $167,969,000 7.174%
                    Asset-Backed Notes among First Investors Auto Owner Trust
                    2000-A, First Investors Financial Services, Inc. and Norwest
                    Bank Minnesota, National Association.
     10.64(m)  --   Amended and Restated Trust Agreement dated as of January
                    24, 2000 among First Investors Auto Investment Corp. and
                    Bankers Trust (Delaware).
     10.65(m)  --   Servicing Agreement dated as of January 1, 2000 by and
                    among First Investors Auto Owner Trust 2000-A, Norwest Bank
                    Minnesota, National Association, First Investors Auto
                    Investment Corp. and First Investors Servicing Corporation.
     10.66(m)  --   Insurance Agreement dated as of January 1, 2000 among
                    MBIA Insurance Corporation, First Investors Servicing
                    Corporation, First Investors Financial Services, Inc., First
                    Investors Auto Investment Corp., First Investors Auto Owner
                    Trust 2000-A, Bankers Trust (Delaware) and Norwest Bank
                    Minnesota, National Association.
     10.67(m)  --   Indemnification Agreement dated as of January 12, 2000
                    among MBIA Insurance Corporation, First Investors Financial
                    Services, Inc. and Banc of America Securities LLC.
     10.68(n)  --   Administrative Services Agreement dated as of August 8,
                    2000 between Project Brave Limited Partnership and First
                    Union Securities, Inc.
     10.69(n)  --   Project Brave Limited Partnership Agreement of Limited
                    Partnership dated as of July 1, 2000.
     10.70(n)  --   Amended and Restated NIM Collateral Purchase Agreement dated as of August 8, 2000.
     10.71(n)  --   Amended and Restated Contract Purchase Agreement dated as of
                    August 8, 2000.
     10.72(n)  --   First Amendment to Amended and Restated NIM
                    Collateral Purchase Agreement dated as of September 15,
                    2000.
     10.73(n)  --   First Amendment to Servicing Agreement dated as of
                    September 13, 2000.
     10.74(n)  --   First Amendment to Transfer and Servicing Agreement
                    dated as of September 15, 2000.
     10.75(n)  --   Project Brave Limited Partnership Asset-Backed Notes
                    Indenture dated as of August 8, 2000.
     10.76(n)  --   Note Purchase Agreement between Project Brave Limited
                    Partnership as Issuer, First Union Securities, Inc., as Deal
                    Agent, the Note Investors named herein, First Union National
                    Bank as Liquidity Agent and Variable Funding Capital
                    Corporation, as an Initial Note Investor, dated as of
                    August 8, 2000.
     10.77(n)  --   Supplemental Indenture No. 1 (Project Brave Limited
                    Partnership) dated as of September 15, 2000.
     10.78(n)  --   Third Amendment to Security Agreement dated as of
                    September 13, 2000.
     10.79(n)  --   Transfer and Servicing Agreement among Project Brave
                    Limited Partnership, Issuer, FIFS Acquisition Funding
                    Company, L.L.C., as Transferor, First Investors Servicing
                    Corporation as Servicer and a Transferor Party, ALAC
                    Receivables Corp., as a Transferor Party, First Union
                    Securities, Inc., as Deal Agent and Collateral Agent and
                    Wells Fargo Bank Minnesota, National Association as Backup
                    Servicer, Collateral Custodian and Indenture Trustee dated as of August 8, 2000.
     10.80(o)  --   Second Amended and Restated Credit Agreement dated as
                    of November 15, 2000 Among F.I.R.C., Inc. as Borrower and the Financial Institutions Now or Hereafter Parties Hereto as Banks and Bank of

                    America, N. A. as Agent.
     10.81(o)  --   Third Amended and Restated Collateral Security Agreement
                    dated as of November 15, 2000.
     10.82(o)  --   Fourth Amendment to Amended and Restated Purchase Agreement
                    dated as of November 15, 2000.
     10.83(o)  --   First Amendment to Servicing Agreement dated as of
                    November 15, 2000.
     10.84(o)  --   Credit Agreement among First Investors  Financial Services,
                    Inc., as Borrower, Bank of America, N. A., as the
                    Administrative Agent, Banc of America Securities LLC, as
                    sole lead arranger and sole book manager and the lenders
                    named herein dated as of December 22, 2000.
     10.85(o)  --   Pledge and Security Agreement (Borrower) dated as of
                    December 22, 2000.
     10.86(o)  --   Pledge and Security Agreement (Subsidiaries) dated as of
                    December 22, 2000.
     10.87(o)  --   Pledge and Security Agreement (First Investors (Vermont)
                    Holdings, Inc.) dated as of December 22, 2000.
     10.88(o)  --   Pledge and Security Agreement (First Investors Financial
                    Services Group, Inc.) dated as of December 22, 2000.
     10.89(o)  --   Guaranty (Subsidiary) dated as of December 22, 2000.
     10.90(o)  --   Guaranty (First Investors (Vermont) Holdings, Inc.) dated as of December 22, 2000.
     10.91(o)  --   Guaranty (First Investors Financial Services Group, Inc.)
                    dated as of December 22, 2000.
     10.92(o)  --   Amendment No. 2 To Insurance  Agreement for First Investors
                    Auto Receivables  Corporation  Revolving Automobile
                    Receivables Financing Facility dated as of November 29,
                    2000.
     10.93(o)  --   Amendment Number 3 To Security Agreement dated as of
                    November 29, 2000.
     10.94(o)  --   Warrant No. 1 to Purchase 111,334 Shares of Common Stock,
                    $.01 par value.
     10.95(o)  --   Warrant No. 2 to Purchase 55,667 Shares of Common Stock,
                    $.01 par value.
     10.96(o)  --   Amendment Number 3 To Purchase Agreement dated as of
                    November 29, 2000.
     10.97(o)  --   Amendment Number 1 To Servicing Agreement dated as of
                    November 29, 2000.
     10.98(p)  --   First Omnibus Amendment to the Transaction Documents dated
                    December 6, 2001 between F.I.R.C., Inc., First Investors
                    Financial Services, Inc., First Investors Servicing
                    Corporation, Bank of America, N.A., First Union Securities,
                    Inc. and Wells Fargo Bank Minnesota, National Association
     10.99(p)  --   Security  Agreement dated December 6, 2001 between First
                    Investors Residual Funding L.P. and First Union Securities,
                    Inc.
    10.100(p)  --   Sale and Servicing  Agreement dated December 6, 2001 between
                    First Investors Residual Funding L.P., First Investors
                    Financial Services, Inc. and First Union Securities, Inc.
    10.101(p)  --   Note Purchase  Agreement dated December 6, 2001 between
                    First Investors Residual Funding L.P, First Union
                    Securities, Inc., First Union National Bank and Variable
                    Funding Capital Corporation
    10.102(p)  --   Asset Purchase  Agreement dated December 6, 2001 between
                    First Investors Residual Funding L.P., FIFS Acquisition
                    Funding Company LLC, First Investors Auto Investment Corp.
                    and First Investors Auto Receivables Corporation
    10.103(p)  --   Indenture dated January 1, 2002 between First Investors Auto
                    Owner Trust 2002-A, First Investors Financial Services, Inc.
                    and Wells Fargo Bank Minnesota, National Association
    10.104(p)  --   Sale and  Allocation  Agreement  dated  January 1, 2002
                    between First Investors Auto Owner Trust 2002-A, First
                    Investors Financial Services, Inc., First Investors
                    Servicing Corporation, First Investors Auto Funding
                    Corporation and Wells Fargo Bank Minnesota, National
                    Association
    10.105(p)  --   Amended and Restated Trust Agreement dated January 1, 2002 between First Investors Auto Funding Corporation and Bankers
                    Trust (Delaware)
    10.106(p)  --   First Omnibus Amendment to Transaction Documents dated
                    January 14, 2002 between First Investors Auto Receivables
                    Corporation, First Investors Financial Services, Inc., First
                    Investors Servicing Corporation, Enterprise Funding
                    Corporation, Bank of America, N.A., Variable Funding Capital
                    Corporation, First Union Securities, Inc., MBIA Insurance
                    Corporation, and Wells Fargo Bank Minnesota, National
                    Association
    10.107(p)  --   Amendment No.3 to Note Purchase Agreement dated January 14,
                    2002 between First Investors Auto Receivables Corporation
                    and Variable Funding Capital Corporation
    10.108(p)  --   Amendment  No.4 to Security Agreement dated January 14, 2002 between First Investors Auto Receivables Corporation, First
                    Investors Financial Services, Inc., First Investors
                    Servicing Corporation, Variable Funding Capital Corporation,
                    First Union Securities, Inc., MBIA Insurance Corporation and
                    Wells Fargo Bank Minnesota, National Association
    21.1(j)    --   Subsidiaries of the Registrant.

----------

        (a)    -    Exhibit previously filed with the Company's Registration
                    Statement on Form S-1,
               -    Registration No. 33-94336 and incorporated herein by
                    reference.
        (b)    -    Exhibit previously filed on 1996 Form 10-K and incorporated herein by reference.
               -
        (c)    -    Exhibit previously filed on July 31, 1996 First Quarter Form
                    10-Q and incorporated herein by reference.
        (d)    -    Exhibit previously filed on October 31, 1996 Second Quarter
                    Form 10-Q and incorporated herein by reference.
        (e)    -    Exhibit previously filed on January 31, 1997 Third Quarter
                    Form 10-Q and incorporated herein by reference.
        (f)    -    Exhibit previously filed on July 31, 1997 First Quarter Form
                    10-Q and incorporated herein by reference.
        (g)    -    Exhibit previously filed on January 31, 1998 Third Quarter
                    Form 10-Q and incorporated herein by reference.
        (h)    -    Exhibit previously filed on 1998 Form 10-K and incorporated herein by reference.
               -
        (i)    -    Exhibit previously filed on October 31, 1998 Second Quarter
                    Form 10-Q and incorporated herein by reference.
        (j)    -    Exhibit previously filed on October 2, 1998 Form 8-K and
                    incorporated herein by reference.
               -
        (k)    -    Exhibit previously filed on January 31, 1999 Third Quarter
                    Form 10-Q and incorporated herein by reference.
        (l)    -    Exhibit previously filed on 1999 Form 10-K and incorporated herein by reference.
               -
        (m)    -    Exhibit previously filed on March 21, 2000 Third Quarter
                    Form 10-Q/A and incorporated herein by reference.
        (n)    -    Exhibit previously filed on October 31, 2000 Second Quarter
                    Form 10-Q and incorporated herein by reference.
        (o)    -    Exhibit previously filed on January 31, 2001 Third Quarter
                    Form 10-Q and incorporated herein by reference.
        (p)    -    Exhibit previously filed on January 31, 2002 Third Quarter
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

                                FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
                                                  (Registrant)

Date: July 24, 2002                        By: /s/ Tommy A. Moore, Jr.
                                -----------------------------------------------
                                                TOMMY A. MOORE, JR.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.

             SIGNATURE                                     TITLE
--------------------------------------   ---------------------------------------

        /s/ Tommy A. Moore, Jr.          President and Chief Executive Officer,
--------------------------------------   Director
         TOMMY A. MOORE, JR.             (Principal Executive Officer)

         /s/ Bennie H. Duck              Vice President and Chief Financial
--------------------------------------   Officer
           BENNIE H. DUCK                (Principal Financial and Accounting
                                         Officer)

           /s/ John H. Buck              Director
--------------------------------------
            John H. Buck

         /s/ Robert L. Clarke            Director
--------------------------------------
          ROBERT L. CLARKE

         /s/ Seymour M. Jacobs           Director
--------------------------------------
          SEYMOUR M. JACOBS

        /s/ Roberto Marchesini           Director
--------------------------------------
          ROBERTO MARCHESINI

        /s/ Walter A. Stockard           Director
--------------------------------------
          WALTER A. STOCKARD

       /s/ Walter A. Stockard, Jr.       Director
--------------------------------------
        WALTER A. STOCKARD, JR.

Date: July 24, 2002

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                     ------
Report of Independent Public Accountants.............................................................  F-2

Consolidated Balance Sheets as of April 30, 2001 and 2002............................................  F-4

Consolidated Statements of Operations for the Year Ended April 30, 2000, 2001 and 2002...............  F-5

Consolidated Statements of Shareholders' Equity for the Years Ended April 30, 2000, 2001 and 2002....  F-6

Consolidated Statements of Cash Flows for the Year Ended April 30, 2000, 2001 and 2002...............  F-7

Notes to Consolidated Financial Statements...........................................................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Investors Financial Services Group, Inc.:

We have audited the accompanying consolidated balance sheet of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
----------------------
Houston, Texas
July 9, 2002

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

                                                     ARTHUR ANDERSEN LLP

Houston, Texas
July 9, 2001


NOTE: THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT AND THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS -- APRIL 30, 2001 AND 2002

                                                                                         2001               2002
                                                                                    --------------     --------------
                                   ASSETS
Receivables Held for Investment, net............................................    $  248,185,744     $  215,658,981
Receivables Acquired for Investment, net........................................        26,121,344          9,019,906
Cash and Short-Term Investments, including restricted cash of
  $24,089,763 and $24,959,797, respectively.....................................        25,101,012         25,545,524
Accrued Interest Receivable.....................................................         3,277,066          3,309,916
Assets Held for Sale............................................................         1,501,760          1,314,919
Other Assets:
  Funds held under reinsurance agreement........................................         3,192,755          3,434,907
  Deferred financing costs and other assets, net of accumulated amortization
       and depreciation of $4,827,936 and $4,468,636, respectively .............         4,895,204          4,543,743
  Current income taxes receivable...............................................           594,360            220,586
  Deferred income taxes receivable..............................................                --            994,650
  Interest rate derivative positions............................................                --          3,119,200
                                                                                    --------------     --------------
     Total assets...............................................................    $  312,869,245     $  267,162,332
                                                                                    ==============     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
  Warehouse credit facilities...................................................    $  168,249,709     $   31,213,433
  Term Notes....................................................................        84,925,871        183,259,784
  Acquisition term facility.....................................................        11,126,050          3,670,765
  Working capital facility......................................................        12,825,000         11,798,520
  Other borrowings..............................................................                --            525,000
Other Liabilities:
  Accounts payable and accrued liabilities......................................         3,607,677          2,041,980
  Deferred income taxes payable.................................................           195,486                 --
  Interest rate derivative positions............................................                --          5,885,940
                                                                                    --------------     --------------
     Total liabilities..........................................................       280,929,793        238,395,422
                                                                                    --------------     --------------

Commitments and Contingencies
Minority Interest...............................................................         1,586,959            931,558
Shareholders' Equity:
  Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 issued; 5,566,669 outstanding at April 30, 2001 and 5,396,669
    outstanding at April 30, 2002...............................................             5,567              5,567
  Additional paid-in capital....................................................        18,639,918         18,678,675
  Retained earnings.............................................................        11,707,008         11,397,996
  Accumulated other comprehensive income - unrealized derivative gains
    (losses), net of taxes......................................................                --         (1,731,886)
  Less, treasury stock, at cost, - and 170,000 shares, respectively.............                --           (515,000)
                                                                                    --------------     --------------
     Total shareholders' equity.................................................        30,352,493         27,835,352
                                                                                    --------------     --------------
Total liabilities and shareholders' equity......................................    $  312,869,245     $  267,162,332
                                                                                    ==============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEAR ENDED APRIL 30, 2000, 2001 AND 2002

                                                                     ---------------   ------------   -------------
                                                                           2000            2001            2002
                                                                     ---------------   ------------   -------------
Interest Income......................................................  $  40,276,227   $ 44,364,584   $  37,547,770
Interest Expense.....................................................     16,509,757     20,141,109      13,710,371
                                                                     ---------------   ------------   -------------
          Net interest income........................................     23,766,470     24,223,475      23,837,399
Provision for Credit Losses..........................................      6,414,572      8,351,234       8,940,601
Loss on Receivables Acquired for Investment and Trust Certificates                --        400,000       1,260,000
                                                                     ---------------   ------------   -------------
Net Interest Income After Provision for Credit Losses                     17,351,898     15,472,241      13,636,798
                                                                     ---------------   ------------   -------------
Other Income (Expense):
     Late fees and other.............................................      2,727,848      2,562,524       1,810,303
     Servicing.......................................................      1,293,502        457,475              --
     Unrealized loss on interest rate derivative positions                        --             --        (121,349)
                                                                     ---------------   ------------   -------------
        Total other income...........................................      4,021,350      3,019,999       1,688,954
                                                                     ---------------   ------------   -------------
Operating Expenses:

     Salaries and benefits...........................................      9,413,424      9,388,866       8,040,897
     Other interest expense..........................................      1,153,326      1,310,746         784,789
     Other...........................................................      6,139,514      6,896,572       6,664,737
                                                                     ---------------   ------------   -------------
        Total operating expenses.....................................     16,706,264     17,596,184      15,490,423
                                                                     ---------------   ------------   -------------
Income (Loss) Before Provision (Benefit) for Income Taxes and
   Minority Interest.................................................      4,666,984        896,056        (164,671)
                                                                     ---------------   ------------   -------------
Provision (Benefit) for Income Taxes:
     Current.........................................................      1,214,543       (230,675)       (218,660)
     Deferred........................................................        488,906        260,361          41,040
                                                                     ---------------   ------------   -------------
        Total provision (benefit) for income taxes...................      1,703,449         29,686        (177,620)
Minority Interest....................................................             --        814,724         321,961
                                                                     ---------------   ------------   -------------
Net Income (Loss) ...................................................  $   2,963,535   $     54,646   $    (309,012)
                                                                     ===============   ============   =============

Basic and Diluted Net Income (Loss) per Common Share.................  $        0.53   $       0.01   $       (0.06)
                                                                     ===============   ============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED APRIL 30, 2000, 2001 AND 2002

                                                                                             ACCUMULATED
                                                    ADDITIONAL                  TREASURY        OTHER
                                          COMMON     PAID-IN      RETAINED      STOCK, AT   COMPREHENSIVE
                                          STOCK      CAPITAL      EARNINGS        COST      INCOME (LOSS)       TOTAL
                                       ---------  ------------  ------------  ------------  -------------   -------------
Balance, April 30, 1999................ $  5,567  $ 18,464,918  $  8,691,827  $         --  $          --   $  27,162,312

  Net income...........................       --            --     2,963,535            --             --       2,963,535
                                       ---------  ------------  ------------  ------------  -------------   -------------

Balance, April 30, 2000................    5,567    18,464,918    11,655,362            --             --      30,125,847

  Net income...........................       --            --        51,646            --             --          51,646

  Warrants issued......................       --       175,000            --            --             --         175,000
                                       ---------  ------------  ------------  ------------  -------------   -------------

Balance, April 30, 2001................    5,567    18,639,918    11,707,008            --             --      30,352,493

Comprehensive income (loss):

  Net loss.............................       --            --      (309,012)           --             --        (309,012)
  Cumulative effect of accounting
  change, net of tax benefit of
  $1,437,925...........................       --            --            --            --     (2,501,595)     (2,501,595)
  Unrealized gains (losses) on
  derivatives, net of tax benefit
  of $28,970...........................       --            --            --            --        (50,400)        (50,400)
  Reclassification of earnings,
   net of taxes of $471,401............       --            --            --            --        820,109         820,109
                                                                                                            -------------
  Comprehensive loss...................                                                                        (2,040,898)
                                                                                                            -------------
  Warrants issued......................       --        38,757            --            --             --          38,757

  Treasury stock purchases.............       --            --            --      (515,000)            --        (515,000)
                                       ---------  ------------  ------------  ------------  -------------   -------------

Balance, April 30, 2002................ $  5,567  $ 18,678,675  $ 11,397,996  $   (515,000) $  (1,731,886)  $  27,835,352
                                       =========  ============  ============  ============  =============   =============

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEAR ENDED APRIL 30, 2000, 2001 AND 2002

                                                                          2000             2001             2002
                                                                    ---------------   --------------   --------------
Cash Flows From Operating Activities:
     Net income (loss)..............................................  $   2,963,535   $       51,646   $     (309,012)

     Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization expense......................      4,455,762        5,508,778        5,180,991
         Provision for credit losses................................      6,414,572        8,351,234        8,940,601
         Minority Interest                                                       --          814,724          321,961
     (Increase) decrease in:
         Accrued interest receivable................................       (948,399)          36,564          (32,850)
         Restricted cash............................................    (15,923,657)        (678,470)        (870,034)
         Deferred financing costs and other assets..................     (2,317,067)        (907,546)      (1,471,793)
         Funds held under reinsurance agreement.....................     (1,222,345)         649,886         (242,152)
         Due from servicer..........................................     14,065,957               --               --
         Deferred income taxes receivable...........................        488,906           64,875         (994,650)
         Current income tax receivable..............................             --         (594,360)         373,774
         Interest  rate derivative positions........................             --               --       (4,851,086)
     Increase (decrease) in:
         Accounts payable and accrued liabilities...................     (1,350,401)        (837,307)      (1,565,697)
         Current income taxes payable...............................        197,278         (527,042)              --
         Deferred income taxes payable..............................             --          195,486         (195,486)
         Interest rate derivative positions.........................             --               --        5,885,940
                                                                    ---------------   --------------   --------------
              Net cash provided by operating activities.............      6,824,141       12,128,468       10,170,507
                                                                    ---------------   --------------   --------------
Cash Flows From Investing Activities:
     Purchase of Receivables Held for Investment....................   (141,305,830)    (115,042,250)     (78,474,896)
     Purchase of Receivables Acquired for Investment................             --      (17,368,461)              --
     Principal payments from Receivables Held for Investment........     71,791,591       82,346,494       91,410,942
     Principal payments from Receivables Acquired for Investment....     19,135,314       13,907,806       16,124,077
     Principal payments from Trust Investment Certificates..........      4,905,824        5,848,688               --
     Payments received on Assets Held for Sale......................      8,192,710        8,588,489        8,089,277
     Purchase of furniture and equipment............................       (102,288)        (472,525)        (571,301)
                                                                    ---------------   --------------   --------------
Net cash provided by (used in) investing activities.................    (37,382,679)     (22,191,759)      36,578,099
                                                                    ---------------   --------------   --------------

Cash Flows From Financing Activities:
     Proceeds from advances on--
         Warehouse credit facilities................................    125,652,886      121,811,628      141,764,537
         Term Notes.................................................    167,969,000               --      159,036,000
         Working capital facility...................................     14,865,000          200,000       13,500,000
         Other borrowings                                                        --               --          525,000
     Principal payments made on--
         Warehouse credit facilities................................   (224,657,414)     (31,106,808)    (278,800,813)
         Term Notes.................................................    (16,864,721)     (66,178,408)     (60,702,087)
         Acquisition term facility..................................    (29,525,584)     (15,085,737)      (7,455,285)
         Working capital facility...................................     (8,800,000)        (675,000)     (14,526,480)
         Treasury stock purchased...................................             --               --         (515,000)
                                                                    ---------------   --------------   --------------
              Net cash provided by (used in) financing activities ..     28,639,167        8,965,675      (47,174,128)
                                                                    ---------------   --------------   --------------
Decrease in Cash and Short-Term Investments.........................     (1,919,371)      (1,097,616)        (425,522)
Cash and Short-Term Investments at Beginning of Period..............      4,028,236        2,108,865        1,011,249
                                                                    ---------------   --------------   --------------
Cash and Short-Term Investments at End of Period....................  $   2,108,865   $    1,011,249   $      585,727
                                                                    ===============   ==============   ==============
Supplemental Disclosures of Cash Flow Information:
     Cash paid (received) during the period for--
         Interest...................................................  $  15,815,121   $   19,517,326   $   13,330,558
         Income taxes...............................................      1,017,265          890,727         (474,918)
     Non-cash financing activities--
         Exchange of warrants for financing fees....................  $          --   $      175,000   $       38,757

        The accompanying notes are an integral part of these consolidated financial statements.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          APRIL 30, 2000, 2001 AND 2002

1. THE COMPANY

     ORGANIZATION. First Investors Financial Services Group, Inc. (First Investors or the Company) was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS's wholly-owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), First Investors Auto Capital Corporation (FIACC), First Investors Servicing Corporation (FISC) formerly known as, Auto Lenders Acceptance Corporation (ALAC), First Investors Auto Investment Corporation, FIFS Acquisition Funding Corp. LLC., and First Investors Auto Funding Corporation. First Investors, together with its wholly- and majority-owned subsidiaries, is hereinafter referred to as the Company.

     FIFS began operations in May 1989 and is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles (receivables) originated by factory authorized franchised dealers or directly through consumers. As of April 30, 2002, approximately 26 percent of receivables held for investment had been originated in Texas. The Company currently operates in 27 states.

     FIIC was organized under the captive insurance company laws of the state of Vermont for the purpose of reinsuring certain credit enhancement insurance policies that have been written by unrelated third party insurance companies.

     On October 2, 1998, the Company completed the acquisition of FISC and the operations of FISC are included in the consolidated results of the Company since the date of acquisition. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment as well as on a portfolio of receivables acquired and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a Managed Receivables Portfolio of $221 million.

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

     Receivables are generally acquired from dealers at a premium or discount from the principal amounts financed by the borrower. The Company and the dealers negotiate this premium or discount, and such premium or discount is included in the carrying amount of the receivable. Also included in the carrying amount of receivables is the insurance premium paid to third-party insurers, net of any premiums ceded to FIIC for reinsurance. The Company amortizes the difference between the principal balance of the receivables and its carrying amount over the expected remaining life of the receivables using the interest method.

     RECEIVABLES ACQUIRED FOR INVESTMENT. In connection with loans that were acquired in a portfolio purchase, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the loan's contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan's expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan. The fiscal year 2000 contractual payments receivable was net of an estimate of future cash flows that were to be sold to the limited partner. For April 30, 2001 and 2002, and in conjunction with formation of the Partnership, the contractual payments receivable does not net estimated future cash flows payable to others and instead such amounts are included as minority interest. See Note 7 - Acquisition Facility.

     Over the life of the loan, the Company continues to estimate expected cash flows on a pool by pool basis. The Company evaluates whether the present value of any decrease in the loan's actual or expected cash flows should be recorded as a loss provision for the loan. For any material increases in estimated cash flows, the Company adjusts the amount of accretable yield by reclassification from nonaccretable difference. The Company then adjusts the amount of periodic accretion over the loan's remaining life. See Note 4.

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

     Efforts to make customer contact begin when the customer is three days past due and become more aggressive as the loan becomes further past due. Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment. Through the evaluation, if it is determined that the loan is uncollectible, the collateral is repossessed. Generally this occurs at 90 to 120 days past due. Upon repossession, an impairment is recorded to write off Receivables Held for Investment and record the fair value as Assets Held for Sale. Fair value is determined by estimating the proceeds of the collateral which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses. After collection of all proceeds, the Company realizes an adjustment, positive or negative, based on the difference between the fair value estimate and the true proceeds received. In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

     For Receivables Acquired for Investment, identical collection procedures are followed. However instead of transferring the estimated fair value to Assets Held for Sale, the estimated loss is charged against nonaccretable difference.

     The Company calculates the allowance for credit losses in accordance with SFAS 5, "Accounting for Contingencies". SFAS 114, "Accounting for Creditors for Impairment of a Loan" does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans.

     The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses. The specific methodology utilized is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging loan status as of the reporting date. These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status. The estimated number of impairments is then multiplied by estimated loss per loan, which is based on historical information. The computed reserve is then compared to the amount recorded for adequacy. The Company compares the six-month result to prior six-month periods to compare trends and evaluate any other internal or external factors that may affect collectibility. The allowance for credit losses is based on estimates and qualitative evaluations and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

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

     Effective May 1, 2001, the Company adopted SFAS No. 133 concurrently with SFAS No. 138. Accordingly, the Company designated its three interest rate swaps and one interest rate cap having an aggregate notional amount as of May 1, 2001 of $130,165,759 as cash flow hedges as defined under SFAS 133. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of ($3,763,908) as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives and deferred gain resulted from previously terminated interest rate swap and cap agreements as of May 1, 2001. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS
133. The Company has also established guidelines for measuring the effectiveness of its hedging positions periodically in accordance with the enacted policy. For the period beginning May 1, 2001, changes in the fair value of the Company's open hedging positions resulting from the mark-to-market process will be recorded as unrealized gains or losses and be reflected as an increase or reduction in stockholders' equity through other comprehensive income. In addition, to the extent that all or a portion of the Company's hedging positions are deemed to be ineffective in accordance with the Company's measurement policy, the amount of any ineffectiveness will be recorded through net income. The change in fair value of any derivative not designated as a hedge will also recorded as a gain or loss through income. The Company expects to report material fluctuations in other comprehensive income and shareholders' equity in periods of interest rate volatility.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     TREASURY STOCK. On December 14, 2001, the Board of Directors authorized the Company to repurchase up to 5% of the Company's outstanding common stock. During the year ended April 30, 2002, 170,000 shares were repurchased under this authorization at an average price of $3.03. No shares were repurchased in prior periods.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2000 and 2001 amounts to conform to the 2002 presentation.

3. RECEIVABLES HELD FOR INVESTMENT

     The receivables generally have terms of 60 months and are collateralized by the underlying vehicles. Net receivable balances consisted of the following at April 30, 2001 and 2002:

                                                                    2001               2002
                                                               --------------     --------------
           Receivables........................................ $  244,684,343     $  212,926,747
           Unamortized premium and deferred fees..............      6,190,178          5,070,859
           Allowance for credit losses........................     (2,688,777)        (2,338,625)
                                                               --------------     --------------
               Net receivables................................ $  248,185,744     $  215,658,981
                                                               ==============     ==============

     At April 30, 2002, the weighted average remaining term of the receivable portfolio is 37 months and the weighted average contractual interest rate is
17.6 percent. Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

                    Year ending April 30-
                         2003..................... $   56,948,258
                         2004.....................     67,820,528
                         2005.....................     80,768,475
                         2006.....................      7,389,486
                                                   --------------
                                                   $  212,926,747
                                                   ==============

     Activity in the allowance for credit losses for the years ended April 30, 2001 and 2002 was as follows:

                                                       2001          2002
                                                   -----------   ------------
           Balance, beginning of year............. $ 2,133,994   $  2,688,777
             Provision for credit losses..........   8,351,234      8,940,601
             Charge-offs, net of recoveries.......  (7,796,451)    (9,290,753)
                                                   -----------   ------------
           Balance, end of year................... $ 2,688,777   $  2,338,625
                                                   ===========   ============


4. RECEIVABLES ACQUIRED FOR INVESTMENT

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2001 and 2002:

                                                                      2001              2002
                                                                  ------------     ------------
     Contractual payments receivable from Receivables
          Acquired for Investment purchased at a discount
          relating to credit quality ............................ $ 31,892,326     $ 11,912,032
     Nonaccretable difference....................................   (2,735,961)      (1,733,298)
     Accretable yield............................................   (3,035,021)      (1,158,828)
                                                                  ------------     ------------
     Receivables Acquired for Investment purchased at a
        discount relating to credit quality, net................. $ 26,121,344     $  9,019,906
                                                                  ============     ============

     The carrying amount of Receivables Acquired for Investment is net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has estimated that it would be unable to collect.

                                                                NONACCRETABLE       ACCRETABLE
                                                                  DIFFERENCE           YIELD
                                                                --------------     -------------
     Balance at April 30, 2000................................. $    5,387,268     $   3,922,371
       Accretion...............................................             --        (3,738,549)
       Additions...............................................      2,279,834         1,534,541
       Eliminations............................................     (4,758,993)               --
       Consolidation of partnership............................             --         1,144,510
       Reclassifications.......................................       (172,148)          172,148
                                                                --------------     -------------
     Balance at April 30, 2001.................................      2,735,961         3,035,021
       Accretion...............................................             --        (2,705,029)
       Additions...............................................      1,288,885                --
       Eliminations............................................     (1,462,712)               --
       Reclassifications.......................................       (828,836)          828,836
                                                                --------------     -------------
     Balance at April 30, 2002                                  $    1,733,298     $   1,158,828
                                                                ==============     =============

     Additions to accretable yield and nonaccretable difference for the year ended April 30, 2001 relate to the repurchase of ALAC Automobile Receivables Owner Trust 1997-1 and ALAC Automobile Receivables Trust 1998-1. See Note 7 -- FIACC Commercial Paper Facility. For the year ended April 30, 2001, additions to nonaccretable difference also include a loss on the Trust Certificates of $400,000. The write down was attributable to a .81% increase in the cumulative loss rate as it became apparent that the frequency and severity of losses were continuing to be higher than originally anticipated due to softened economic conditions and lower recovery rates on the collateral.

     Additions to nonaccretable difference for the year ended April 30, 2002 were due to a $1,260,000 loss recorded on the Receivables Acquired for Investment. Receivables Acquired for Investment are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. The loss reduced the book value by increasing the nonaccretable difference. The loss relates to a 1.44% increase in the cumulative loss rate for the warehouse portfolio and a .42% increase in the FIACC portfolio. The increase in the cumulative loss rates relates to the recessionary environment and the impact it has on customers' ability to maintain comparable paying employment. Additionally, the effective decrease in prices of new automobiles through incentive programs offered by captives contributed to decreasing prices and demands for used vehicles. This results in lower recovery rates realized through repossessions. The collateral comprising the Receivables Acquired for Investment is at higher risk as it is primarily older model used cars with higher mileage.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period. The change in accretable yield includes reclassifications from nonaccretable difference for cash flows expected to be collected in excess of previous estimates. Accretable yield also increased for the year ended April 30, 2001 due to the creation of the Partnership on August 8, 2000 to share income from Receivables Acquired for Investment with a limited partner. Partnership income accrues through accretable yield and the limited partner's portion is accounted for as a minority interest. Prior to August 8, 2000, contractual payments receivable was net of an estimate of future cash flows that were to be sold to a limited partner. See Note 7 -- Acquisition Facility. For the year ending April 30, 2002, the increase in accretable yield through reclassifications results from increasing the expected term of the remaining cash flow in order to allow for collections on charged off receivables. By extending the cash flow projection model life, accretable yield must be increased to provide for future income.

     Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

              Year ending April 30 --
                   2003.............................. $  9,253,816
                   2004..............................    1,840,408
                   2005..............................      817,808
                                                      ------------
                                                      $ 11,912,032
                                                      ============

5. RESTRICTED CASH

     The components of restricted cash at April 30, 2001 and 2002 are as follows:

                                                                     2001               2002
                                                                --------------     -------------
   Collection and lockbox balances............................. $   16,175,343     $  14,085,459
   Funds held in trust for receivable fundings.................        920,572           913,213
   Warehouse credit facility and Term Note reserves (Note 7)...      5,665,961         8,239,353
   Mark to market collateral account...........................      1,048,756         1,471,772
   Dealer reserve..............................................         29,131                --
   Other.......................................................        250,000           250,000
                                                                --------------     -------------
     Total restricted cash..................................... $   24,089,763     $  24,959,797
                                                                ==============     =============

6. DEFERRED FINANCING COSTS AND OTHER ASSETS

     The components of deferred financing costs and other assets at April 30, 2001 and 2002 are as follows:

                                                                   2001               2002
                                                               ------------       ------------
   Deferred financing costs, net.............................. $  1,907,556       $  2,476,020
   Furniture and equipment, net...............................    1,032,059            814,216
   Software, net..............................................      284,336            608,060
   Accounts receivable........................................      480,769             30,546
   Other, net.................................................    1,190,484            614,901
                                                               ------------       ------------
     Total.................................................... $  4,895,204       $  4,543,743
                                                               ============       ============

     For the year ended April 30, 2002 and in conjunction with the refinancing of the working capital facility, the Company expensed approximately $555,000 of deferred financing costs and warrants related to the old facility. For the year ended April 30, 2001 and related to the reduction of borrowing availability under the FIACC commercial paper facility, approximately $230,000 of unamortized deferred financing costs was expensed. Additionally in 2001, approximately $696,000 of unamortized software costs, professional fees and other non-cash costs that had no further useful life was expensed.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. DEBT

     The Company finances the acquisition of its receivables portfolio through two warehouse credit facilities. The Company's credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes ("Term Notes") secured by discrete pools of receivables. Proceeds from the two note issuances were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company's secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 5.8% and 7.6% for the fiscal years ending April 30, 2002 and 2001, respectively.

     FIRC CREDIT FACILITY. The primary source of initial acquisition financing for receivables has been provided through a warehouse credit facility agented by First Union National Bank. The borrowing base is defined as the sum of the principal balance of the receivables pledged and the amount on deposit with the Company to fund receivables to be acquired. The Company is required to maintain a reserve account equal to the greater of one percent of the principal amount of receivables financed or $250,000. Borrowings under the FIRC credit facility bear interest at a rate selected by the Company at the time of the advance of either the base rate, defined as the higher of the prime rate or the federal funds rate plus .5 percent, the LIBOR rate plus .5 percent, or a rate agreed to by the Company and the banks. The facility also provides for the payment of a fee of ..25 percent per annum based on the total committed amount.

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

     Borrowings under the FIRC credit facility were $36,040,000 and $28,610,000 at April 30, 2001 and 2002, respectively, and had weighted average interest rates, including the effect of facility fees and hedge instruments, as applicable, of 6.91 percent and 3.86 percent as of such dates.

     The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

     The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $150 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. The Company is not a guarantor of, or otherwise a party to, such commercial paper. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. At April 30, 2001, the Company had borrowings of $121,808,808 outstanding under the commercial paper facility with a weighted average interest rate, including the effect of program fees, dealer fees, and hedge instruments, as applicable, of 6.60 percent. The Company had no outstanding borrowings under the FIARC facility as of April 30, 2002.

     The FIARC commercial paper facility expired on January 12, 2002. In conjunction with the renewal of the facility to January 13, 2003 the facility commitment was assigned from Enterprise Funding Corporation, a commercial paper conduit administered by Bank of America, to VFCC. No other material changes were made to the facility in conjunction with the assignment to VFCC.

     If the facility had not been extended beyond the maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC credit facility. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     FIACC COMMERCIAL PAPER FACILITY. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank, (the FIACC commercial paper facility"), to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .55 percent. At April 30, 2002, borrowings were $2,603,433 under the FIACC commercial paper facility, and had a weighted average interest rate of 5.79 percent, including the effects of program fees and hedge instruments. At April 30, 2001, borrowings were $10,400,901 under the FIACC commercial paper facility, and had a weighted average interest rate of 5.56 percent, including the effects of program fees and hedge instruments. The current term of the FIACC commercial paper facility expires on March 11, 2003. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     TERM NOTES. On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002-A Auto Trust") completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002-A Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the 2002-A Class A Notes, the 2002-A Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility,
(iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The 2002-A Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the 2002-A Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. As of April 30, 2002, the outstanding principal balance of the 2002-A Term Notes was $143,096,984. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the 2002-A Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

     On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("2000-A Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("2000-A Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the 2000-A Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-A Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the 2000-A Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2000-A Term Notes is February 15, 2006. As of April 30, 2001 and 2002, the outstanding principal balances on the 2000-A Term Notes were $84,925,871 and $40,162,801, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the 2000-A Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

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

     On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $3,670,765 as of April 30, 2002 and had a weighted average interest rate of 5.76 percent, including the effects of program fees and hedge instruments. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During fiscal 2002, $972,428 was distributed to the limited partner compared to $3,084,494 for fiscal 2001. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions will be paid until the Class A Notes are retired. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

     The Class A Notes mature on March 11, 2003. If the Class A Notes are not renewed on or prior to the maturity date, the outstanding balance under the notes would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the notes from the lender prior to maturity. Management considers its relationship with the lender to be satisfactory and has no reason to believe that the notes will not be renewed. If the notes were not renewed, however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company.

     WORKING CAPITAL FACILITY. The Company has maintained a $13.5 million working capital line of credit with Bank of America and First Union National Bank that was utilized for working capital and general corporate purposes. The facility was increased from $10 million to $13.5 million in December 1999 and was scheduled to mature on December 22, 2000. Effective December 22, 2000, the $13.5 million in outstandings were refinanced through the issuance of a $13.5 million term loan. Under the terms of the facility, provided by Bank of America and First Union, the term loan would be repaid in quarterly installments of $675,000 beginning on March 31, 2001. In addition to the scheduled principal payments, the term loan also required additional principal payments of $300,000 in June and December under certain conditions relating to the size of Bank of America's portion of the outstanding balance. The remaining unpaid balance of the term loan was due at maturity on December 22, 2002. Pricing under the facility was based on the LIBOR rate plus 3 percent. The term loan was secured by all unencumbered assets of the Company, excluding receivables owned and financed by wholly-owned, special purpose subsidiaries of the Company and is guaranteed by First Investors Financial Services Group, Inc. and all subsidiaries that are not special purpose subsidiaries. In consideration for refinancing the working capital facility, the Company paid each lender an upfront fee and issued warrants to each lender to purchase, in aggregate, 167,001 shares of the Company's common stock at a strike price of $3.81 per share. The warrants expire on December 22, 2010. On December 22, 2000, the warrant value of $175,000 was estimated based on the expected difference between financing costs with and without the warrants. These costs were included as deferred financing costs and were to be amortized through the maturity date of the debt. In addition, if certain conditions were met, the Company agreed to issue additional warrants to Bank of America to acquire up to a maximum of 47,945 additional shares of stock at a price equal to the average closing price for the immediately preceding 30 trading days prior to each grant date which is June 30, 2001 and December

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

31, 2001. Pursuant to this requirement, the Company issued 36,986 warrants to Bank of America at a strike price of $3.56 per share on June 30, 2001. All other terms and conditions of the warrants were identical to the warrants issued in December 2000. The amount of warrants, if any, to be issued on December 31, 2001 was to be determined by the outstanding balance owed to Bank of America under the term loan. In no event, however, could the additional warrants issued on December 31, 2001 exceed 10,959. The fair value of the warrants issued on June 30, 2001 of $38,757 is included as deferred financing costs and amortized through the maturity date of the debt. At April 30, 2001, there was $12,825,000 outstanding under this facility.

     On December 6, 2001, the Company entered into an agreement with First Union National Bank to refinance the $11,175,000 outstanding balance of the working capital term loan and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. Upon the issuance of the 2002-A Term Notes on January 29, 2002, a portion of this facility was converted to a $4.5 million term loan tranche which amortizes monthly as principal payments are collected under the 2002-A Term Note facility. The monthly principal amortization must be sufficient to reduce the amounts outstanding under the term loan tranche of this facility to no greater than 3 percent of the outstanding receivables securing the 2002-A Term Note transaction. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. This principal repayment requirement replaces the current $675,000 per quarter and the additional $600,000 per annum required under the previous facility. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The new facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. This compares to the previous requirement that all assets of the Company, excluding receivables owned and financed by special purpose subsidiaries, secure the indebtedness. Pricing under the facility was not changed. The maturity of the facility was extended to December 5, 2002. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. Further, as a result of the refinancing, the Company is not obligated to issue additional warrants covering 10,959 shares of the Company's common stock to Bank of America on December 31, 2001. At April 30, 2002, there was $11,798,520 outstanding under this facility. In conjunction with the refinancing, the Company repaid the working capital term loan and entered into the new working capital facility. Consequently, $554,896 of deferred financing costs and warrants were written off.

     The Company presently intends to seek a renewal of the working capital facility from its lender prior to maturity. Should the facility not be renewed, the outstanding balance of the receivables would be amortized in accordance with the borrowing base. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed, however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

     SHAREHOLDER LOANS - On December 3, 2001 the Company entered into an agreement with one of its existing shareholders and a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. As of April 30, 2002, $525,000 was outstanding under this facility.

     LOAN COVENANTS. The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any covenants governing these financing arrangements at April 30, 2002.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     INTEREST RATE MANAGEMENT. The Company's warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates that do not generally vary with changes in market interest rates. Since a primary contributor to the Company's profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

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

     On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004. Under the terms of these swaps, the Company will pay a floating rate based on one-month LIBOR and receive a fixed rate of 5.025 percent. Management elected to enter into these swap agreements to offset the uneconomic position of the existing fixed swap created by rapidly declining market interest rates.

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

     On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with First Union National Bank designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (Swap A) pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million (Swap B) pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Swap A has a final maturity of December 20, 2002 while Swap B matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company, and the lender against any material increases in interest rates, which may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement (Class A Cap) enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap A and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement (Class B
Cap) enables the Company to receive payments from the counterparty in the event that the one-month commercial paper

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Swap B and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Swap B. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B Cap was terminated and the notional amounts of the Swap A and Class A Cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

     As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders' equity through other comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected in net earnings for the period subsequent to May 31, 2001. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of $(2,501,595), net of a tax benefit of $1,437,925, as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives as of May 1, 2001. The equity adjustment is classified as other comprehensive income (loss) and the derivative liability is classified in the interest rate derivative positions liability. Over a period ending April 2004, the maturity date of the final swap, the Company will reclassify into earnings substantially all of the transition adjustment originally recorded.

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. INCOME TAXES

     The temporary differences which give rise to deferred tax assets are as follows at April 30, 2001 and 2002, respectively:

                                                                    2001               2002
                                                                ------------       ------------
  Deferred tax assets
     Allowance for credit losses............................... $  1,422,202       $  1,160,534
     Derivatives...............................................           --          1,127,713
     Accrued expenses..........................................      434,294            388,780
                                                                ------------       ------------
                                                                   1,856,496          2,677,027
                                                                ------------       ------------
  Deferred tax liabilities
     Receivables Held for Investment, net......................     (464,598)          (471,572)
     Receivables Acquired for Investment, net and Investment
          in Trust Certificates................................   (1,563,805)        (1,198,374)
     Deferred costs, net.......................................      (23,579)           (12,431)
                                                                ------------       ------------
                                                                  (2,051,982)        (1,682,377)
                                                                ------------       ------------
  Net deferred tax assets (liabilities)........................ $   (195,486)      $    994,650
                                                                ============       ============

     The provision (benefit) for income taxes on income before income taxes and minority interest for the years ended April 30, 2000, 2001 and 2002, consists of the following:

                                                                  2000          2001        2002
                                                              ------------  -----------  ----------
Current --
  Federal...................................................  $    925,003  $  (232,221) $ (226,275)
  State.....................................................       289,540        1,546       7,615
                                                              ------------  -----------  ----------
                                                              $  1,214,543  $  (230,675) $ (218,660)
                                                              ============  ===========  ==========

Deferred --
  Federal...................................................  $    584,694  $   259,538  $   52,772
  State.....................................................       (95,788)         823     (11,732)
                                                              ------------  -----------  ----------
                                                              $    488,906  $   260,361  $   41,040
                                                              ============  ===========  ==========

     The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 2000, 2001 and 2002.

                                                               2000    2001    2002
                                                              -----   -----   ------
Income tax -- statutory rate................................   34.0%   34.0%   34.0%
State income tax, net of federal benefit....................    2.5     2.0     2.0
Minority Interest                                                --   (33.2)   71.4
Non-deductible expenses.....................................     .1      .5      .5
Tax free income.............................................    (.1)     --      --
                                                              -----   -----   ------
     Effective income tax rate..............................   36.5%    3.3%  107.9%
                                                              =====   =====   ======

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. CREDIT RISKS

     Approximately 26 percent of the Company's Receivables Held for Investment by principal balance at April 30, 2002 represent receivables acquired from dealers located in Texas. The economy of Texas is primarily dependent on petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, computer and computer service businesses, agribusiness and tourism. Job losses in any or all of these primary economic segments of the Texas economy may result in a significant increase in delinquencies or defaults in the Company's receivable portfolio. While vehicles secure the receivables, it is not expected that the value of the vehicles if repossessed and sold by the Company would be sufficient to recover the principal outstanding under any defaulted loans.

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

     As of April 30, 2002, the Company had $38 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1 percent increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $244,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of April 30, 2001, the Company had $62 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1 percent increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $394,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                             APRIL 30, 2001                    APRIL 30, 2002
                                                    -------------------------------   -------------------------------
                                                       CARRYING/                         CARRYING/
                                                       NOTIONAL                          NOTIONAL
                                                        AMOUNT          FAIR VALUE        AMOUNT         FAIR VALUE
                                                    --------------   --------------   --------------   --------------
Financial assets --
  Receivables Held for Investment.................  $  244,684,343   $  252,013,955   $  212,926,747   $  217,226,131
Financial liabilities --
  Term Notes......................................  $   84,925,871   $   79,127,741   $  183,259,784   $  183,414,459
Off-balance sheet instruments --
  Swap agreements.................................  $  128,853,111   $   (3,964,157)  $  203,655,085   $   (2,766,740)
  Cap agreements..................................  $    1,332,648   $       28,182   $    5,111,833   $           42

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


12. DEFINED CONTRIBUTION PLAN

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant's voluntary contributions up to a maximum voluntary contribution of 3 percent of the participant's compensation. In fiscal year 2002 and 2001, the Company made matching contributions to the 401(k) plan in the amounts of $30,265 and $32,932, respectively. Prior to fiscal year 2000, no matching contributions were made. Effective April 28, 1998, the Company established a participant directed Deferred Compensation Plan for certain executive officers of the Company. Under the terms of the Deferred Compensation Plan, the participants may elect to make contributions to the plan that exceeds amounts allowed under the Company's 401(k) plan. The Company pays the administrative expenses of the Deferred Compensation Plan. As of April 30, 2002 and 2001, the amounts invested under the Deferred Compensation Plan totaled $256,876 and $527,958, respectively.

13.  SHAREHOLDERS' EQUITY

     PREFERRED STOCK. In June 1995, the shareholders approved a new series of preferred stock (New Preferred Stock) with a $1.00 par value, and authorized 1,000,000 shares. As of April 30, 2002, no shares have been issued.

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


     A summary of the status of the Company's stock option plans for the years ended April 30, 2000, 2001 and 2002 is presented below:

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              WEIGHTED
                                                    SHARES    AVERAGE
                                                    UNDER     EXERCISE
                                                    OPTION     PRICE
                                                    -------   --------
          Outstanding at April 30, 1999............ 147,000    $ 8.93
             Granted...............................   2,500    $ 5.25
             Forfeited............................. (12,500)   $ 8.30
                                                    -------
          Outstanding at April 30, 2000............ 137,000    $ 8.91
             Granted............................... 227,000    $ 4.53
             Forfeited.............................  (1,000)   $ 7.38
                                                    -------
          Outstanding at April 30, 2001............ 363,000    $ 6.18
             Forfeited............................. (32,500)   $ 6.40
                                                    -------
          Outstanding at April 30, 2002............ 330,500    $ 6.16
                                                    =======
          Options available for future grants
           at April 30, 2002.......................  39,500
                                                    =======

                                                                        FISCAL
                                                           ------------------------------
                                                             2000       2001      2002
                                                           --------  ---------  ---------
Options exercisable at end of year........................   80,300    166,054    188,700
 Weighted average exercise of options exercisable......... $   9.75  $    7.64  $    7.25
 Weighted average fair value of options granted........... $   3.24  $    2.57         NA

     Following is a summary of the status of options outstanding at April 30, 2002:

                                                                            WEIGHTED
        RANGE OF             WEIGHTED                                       AVERAGE
        EXERCISE              AVERAGE         OPTIONS       OPTIONS       CONTRACTUAL
          PRICE           EXERCISE PRICE    OUTSTANDING   EXERCISABLE    LIFE IN YEARS
      ------------        --------------    -----------   -----------    -------------
          $4.75              $  4.75             50,000        50,000             (1)
         $11.00              $ 11.00             20,000        20,000             (1)
      $4.00 -$5.25           $  4.48            167,000        36,400         8.45
      $6.75 -$7.38           $  7.25             53,500        42,300         5.38
         $11.00              $ 11.00             40,000        40,000         3.36
                                            -----------   -----------
                                                330,500       188,700
                                            ===========   ===========

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

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                            FISCAL
                                                            -------------------------------------
                                                                2000        2001          2002
                                                            -----------  ----------   -----------

Net Income (Loss)..........................   As Reported   $ 2,963,535  $   51,646   $  (309,012)
                                                Pro Forma   $ 2,920,289  $ (105,073)  $  (367,039)
Basic and Diluted Net Income (Loss) Per
  Common Share.............................   As Reported   $      0.53  $     0.01   $     (0.06)
                                                Pro Forma   $      0.52  $    (0.02)  $     (0.07)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

     The following weighted-average assumptions were used:

                                                                         FISCAL
                                                               -----------------------
                                                               2000   2001      2002
                                                               ----   ----   ---------
        Risk free interest rate..............................  6.45%  5.07%  No grants
        Expected life of options in years....................    10     10   No grants
        Expected stock price volatility......................    37%    35%  No grants
        Expected dividend yield..............................     0%     0%  No grants

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

14.  COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENT. As of April 30, 2002, the Company was not a party to any employment agreements.

     LITIGATION. The Company from time to time becomes involved in various routine legal proceedings which are incidental to the business. Management of the Company vigorously defends such matters. As of April 30, 2002, management believes there are no such legal proceedings that would have a material adverse impact on the Company's financial position or results of operations.

     LEASES. The Company is a party to a lease agreement for office space in Houston that expires on February 28, 2005. The Company is party to a lease agreement for office space in Atlanta which expires on June 30, 2007. The Company also holds equipment under operating leases that expire in fiscal year 2003. Rent expense for office space and other operating leases for the years ended April 30, 2000, 2001 and 2002, was $1,149,646, $1,192,466 and $910,816,
respectively. Required minimum lease payments for the remaining terms of the above leases are:

                 Year ending April 30-
                     2003.........................  $  828,468
                     2004.........................     863,725
                     2005.........................     768,150
                     2006.........................     574,839
                     2007.........................     585,459
                     Thereafter...................      97,874

15. EARNINGS PER SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 2000, 2001 and 2002 are as follows:

        FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               FOR THE YEAR ENDED APRIL 30,
                                                             -------------------------------
                                                                2000      2001       2002
                                                             ---------  ---------  ---------
Weighted average shares:
 Weighted average shares outstanding
  for basic earnings per share.............................. 5,566,669  5,566,669  5,510,068
 Effect of dilutive stock options and warrants..............       484      1,618         --
                                                             ---------  ---------  ---------
 Weighted average shares outstanding
  for diluted earnings per share............................ 5,567,153  5,568,287  5,510,068
                                                             =========  =========  =========

     At April 30, 2002, the Company had 475,446 employee stock options and warrants and 70,000 director options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2002.

                                                                FOR THE THREE MONTHS ENDED,
                                           ------------------------------------------------------------------
                                           JULY 31, 2001  OCTOBER 31, 2001  JANUARY 31, 2002   APRIL 30, 2002
                                           -------------  ----------------  ----------------   --------------
Interest Income.........................   $  10,263,225     $   9,819,413      $  9,094,845     $  8,370,287
Interest Expense........................       4,218,029         3,507,996         2,817,377        3,166,969
Net Income (Loss).......................         453,309           476,742          (681,144)        (557,919)
Basic and Diluted Net Income (Loss) per
  Common Share..........................   $        0.08     $        0.09      $      (0.12)    $      (0.10)

     The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2001.

                                                                FOR THE THREE MONTHS ENDED,
                                           ------------------------------------------------------------------
                                           JULY 31, 2001  OCTOBER 31, 2001  JANUARY 31, 2002   APRIL 30, 2002
                                           -------------  ----------------  ----------------   --------------
Interest Income.........................   $  10,989,191     $  11,601,863      $ 11,407,967     $ 10,365,563
Interest Expense........................       5,090,998         5,079,741         5,092,333        4,878,037
Net Income (Loss).......................         494,598           504,963           385,057       (1,332,972)
Basic and Diluted Net Income (Loss) per
  Common Share..........................   $        0.09     $        0.09      $       0.07     $      (0.24)