Form 10-Q
period 2002-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2002-09-16
CIK 948034

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-26686

First Investors Financial Services Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	76-0465087 (I.R.S. Employer Identification No.)
675 Bering Drive, Suite 710 Houston, Texas (Address of Principal Executive Offices)	77057 (Zip Code)

(713) 977-2600
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At August 30, 2002
Common Stock-$.001 Par Value	5,026,269

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
AND SUBSIDIARIES

FORM 10-Q

JULY 31, 2002

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—APRIL 30, 2002 AND JULY 31, 2002

	April 30, 2002	July 31, 2002
	(Restated)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$215,658,981	$213,827,825
Receivables Acquired for Investment, net	9,019,906	6,827,231
Cash and Short-Term Investments, including restricted cash of $23,409,146 and $23,953,775, respectively	23,994,873	24,681,386
Accrued Interest Receivable	3,309,916	3,445,622
Assets Held for Sale	1,314,919	1,311,128
Other Assets:
Funds held under reinsurance agreement	3,434,907	3,755,000
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,468,636 and $4,642,510, respectively	4,543,743	4,180,260
Current income taxes receivable, net	786,574	1,001,735
Deferred income taxes receivable, net	994,650	579,782
Interest rate derivative positions	3,119,200	4,643,644

Total assets	$266,177,669	$264,253,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
Warehouse credit facilities	$31,213,433	$52,716,131
Term Notes	183,259,784	160,471,277
Acquisition term facility	3,670,765	2,235,524
Working capital facility	11,798,520	10,963,073
Other borrowings	525,000	1,746,280
Other Liabilities:
Accounts payable and accrued liabilities	2,041,980	2,055,087
Interest rate derivative positions	5,885,940	7,084,001

Total liabilities	238,395,422	237,271,373

Commitments and Contingencies
Minority Interest	931,558	1,036,923
Shareholders' Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 shares issued; 5,396,669 outstanding at April 30, 2002 and 5,026,269 outstanding at July 31, 2002	5,567	5,567
Additional paid-in capital	18,678,675	18,678,675
Retained earnings	10,413,333	10,557,026
Accumulated other comprehensive income—unrealized derivative gains (losses), net of taxes	(1,731,886)	(1,520,086)
Less, treasury stock, at cost, 170,000 and 540,400 shares, respectively	(515,000)	(1,775,865)

Total shareholders' equity	26,850,689	25,945,317

Total liabilities and shareholders' equity	$266,177,669	$264,253,613

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended July 31, 2001 and 2002

(Unaudited)

	For the Three Months Ended July 31,
	2001	2002
Interest Income	$10,263,225	$8,511,337
Interest Expense	4,218,029	2,882,088

Net interest income	6,045,196	5,629,249
Provision for Credit Losses	1,793,750	2,368,550

Net Interest Income After Provision for Credit Losses	4,251,446	3,260,699

Other Income:
Late fees and other	547,115	332,138
Unrealized loss on interest rate derivative positions	—	(37,156)

Total other income	547,115	294,982
Operating Expenses:
Salaries and benefits	2,013,174	1,848,841
Other interest expense	238,330	162,047
Other	1,572,361	1,216,414

Total operating expenses	3,823,865	3,227,302

Income Before Provision for Income Taxes and Minority Interest	974,696	328,379

Provision (Benefit) for Income Taxes:
Current	(163,160)	(210,530)
Deferred	423,494	293,125

Total provision for income taxes	260,334	82,595
Minority Interest	261,053	102,091

Net Income	$453,309	$143,693

Basic and Diluted Net Income per Common Share	$0.08	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

For the Three Months Ended July 31, 2002

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 30, 2002, as previously reported	$5,567	$18,678,675	$11,397,996	$(515,000)	$(1,731,886)	$27,835,352
Prior period adjustment	—	—	(984,663)	—	—	(984,663)

Balance at April 30, 2002, as restated	5,567	18,678,675	10,413,333	(515,000)	(1,731,886)	26,850,689
Comprehensive income:
Net income	—	—	143,693	—	—	143,693
Unrealized gains on derivatives, net of taxes of $2,788	—	—	—	—	4,851	4,851
Reclassification of earnings, net of taxes of $118,955	—	—	—	—	206,949	206,949
Comprehensive income	—	—	—	—	—	355,493
Treasury stock purchases	—	—	—	(1,260,865)	—	(1,260,865)

Balance at July 31. 2002	$5,567	$18,678,675	$10,557,026	$(1,775,865)	$(1,520,086)	$25,945,317

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2001 and 2002

	2001	2002
Cash Flows From Operating Activities:
Net income	$453,309	$143,693
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization expense	1,248,500	998,081
Provision for credit losses	1,793,750	2,368,550
Minority Interest	261,053	102,091
(Increase) decrease in:
Accrued interest receivable	154,503	(135,707)
Restricted cash	(667,377)	(544,629)
Deferred financing costs and other assets	(173,922)	2,647
Funds held under reinsurance agreement	66,984	(320,093)
Deferred income taxes receivable	—	414,868
Current income tax receivable	(70,582)	(215,161)
Interest rate derivative positions	—	(1,190,901)
Increase (decrease) in:
Accounts payable and accrued liabilities	(586,558)	13,107
Deferred income taxes payable	328,209	—
Interest rate derivative positions	—	1,198,061

Net cash provided by operating activities	2,807,869	2,834,607

Cash Flows From Investing Activities:
Purchase of Receivables Held for Investment	(19,569,073)	(24,110,092)
Principal payments from Receivables Held for Investment	25,083,145	21,076,705
Principal payments from Receivables Acquired for Investment	4,400,140	1,976,079
Payments received on Assets Held for Sale	1,677,513	1,966,822
Purchase of furniture and equipment	(263,610)	(6,155)

Net cash provided by investing activities	11,328,115	903,359

Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	19,166,370	34,281,433
Other borrowings	—	1,221,280
Principal payments made on—
Warehouse credit facilities	(17,187,498)	(12,778,735)
Term Notes	(13,033,776)	(22,788,507)
Acquisition term facility	(1,930,451)	(1,435,241)
Working capital facility	(975,000)	(835,447)
Treasury stock purchased	—	(1,260,865)

Net cash used in financing activities	(13,960,355)	(3,596,082)

Increase in Cash and Short-Term Investments	175,629	141,884
Cash and Short-Term Investments at Beginning of Period	1,011,249	585,727

Cash and Short-Term Investments at End of Period	$1,186,878	$727,611

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$4,152,592	$2,747,836
Income taxes	2,706	4,631
Non-cash financing activities—
Exchange of warrants for financing fees	$38,757	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2002

1.    The Company

        Organization.    First Investors Financial Services Group, Inc. (First Investors) together with its wholly- and majority-owned subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of July 31, 2002, approximately 26 percent of Receivables Held for Investment had been originated in Texas. The Company currently operates in 27 states.

        On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain Trust Certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a managed receivables portfolio of $217 million as of July 31, 2002.

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

2.    Interim Financial Information

        Basis of Presentation.    The consolidated financial statements include the accounts of First Investors and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of July 31, 2002, and the results of its operations for the three months ended July 31, 2001 and 2002, and its cash flows for the three months ended July 31, 2001 and 2002.

        The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K filed July 24, 2002.

        Treasury Stock.    On December 14, 2001, the Board of Directors authorized the Company to repurchase up to 5% of the Company's outstanding common stock. During the quarter ended January 31, 2002, 170,000 shares were repurchased under this authorization at an average price of $3.03 and during the quarter ended July 31, 2002, 370,400 shares were repurchased at an average price of $3.40. There has been no other repurchase activity.

        Reclassifications.    Certain reclassifications have been made to the fiscal 2002 amounts to conform with the fiscal 2003 presentation.

3.    Receivables Held for Investment

        Net receivables consisted of the following:

	April 30, 2002	July 31, 2002
Receivables	$212,926,747	$211,050,388
Unamortized premium and deferred fees	5,070,859	5,097,555
Allowance for credit losses	(2,338,625)	(2,320,118)

Net receivables	$215,658,981	$213,827,825

        Activity in the allowance for credit losses was as follows:

	For the Three Months Ended July 31,
	2001	2002
Balance, beginning of period	$2,688,777	$2,338,625
Provision for credit losses	1,793,750	2,368,550
Charge-offs, net of recoveries	(1,896,208)	(2,387,057)

Balance, end of period	$2,586,319	$2,320,118

4.    Receivables Acquired for Investment

        Receivables Acquired for Investment are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. These loans that were purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2002 and July 31, 2002:

	April 30, 2002	July 31, 2002
Contractual payments receivable from Receivables Acquired for Investment purchased at a discount relating to credit quality	$11,912,032	$8,513,254
Nonaccretable difference	(1,733,298)	(765,250)
Accretable yield	(1,158,828)	(920,773)

Receivables Acquired for Investment purchased at a discount relating to credit quality, net	$9,019,906	$6,827,231

        The carrying amount of Receivables Acquired for Investment is net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

	Nonaccretable Difference	Accretable Yield
Balance at April 30, 2002	$1,733,298	$1,158,828
Accretion	—	(367,324)
Eliminations	(838,779)	—
Reclassifications	(129,269)	129,269

Balance at July 31, 2002	$765,250	$920,773

        Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended July 31, 2002. The increase in accretable yield results from slight improvement in forecasted loss rates coupled with an increase the remaining term of the underlying receivables. Since the loans are liquidating at a slower pace than anticipated, the cash flow projection model must be extended and accretable yield must be provided for the extended periods.

5.    Debt

        The Company finances the acquisition of its receivables portfolio through two warehouse credit facilities. The Company's credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes ("Term Notes") secured by discrete pools of receivables. Proceeds from the two note issuances were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company's secured borrowings including the effect of program fees, dealer fees and other comprehensive income (loss) amortization was 5.4% for the three-month period ending July 31, 2002. The weighted average interest rate for the Company's secured borrowings including the effect of program fees, dealer fees and derivative instruments was 6.7% for the three-month period ending July 31, 2001.

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

        Borrowings under the FIRC credit facility were $28,610,000 and $41,990,000 at April 30, 2002 and July 31, 2002, respectively.

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

        The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $150 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. The Company is not a guarantor of, or otherwise a party to, such commercial paper. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. At July 31, 2002, the Company had borrowings of $9,381,432 outstanding under the commercial paper facility. The Company had no outstanding borrowings under the FIARC facility as of April 30, 2002.

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

        FIACC Commercial Paper Facility.    On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union National Bank, (the FIACC commercial paper facility"), to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus ..55 percent. At April 30, 2002 and July 31, 2002, borrowings were $2,603,433 and $1,344,699, respectively, under the FIACC commercial paper facility. The current term of the FIACC commercial paper facility expires on March 11, 2003. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

        Term Notes.    On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002 Auto Trust") completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002 and July 31, 2002, the outstanding principal balance on the 2002-A Term Notes were $143,096,983 and $127,849,735, respectively.

        On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("2000-A Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the 2000-A Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-ATerm Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the 2000-A Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2000-A Term Notes is February 15, 2006. As of April 30, 2002 and July 31, 2002, the outstanding principal balances on the 2000-A Term Notes were $40,162,801 and $32,621,542, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

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

        On August 8, 2000, the Company entered into an agreement with First Union to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of First Union, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $3,670,765 and $2,235,524 at April 30, 2002 and July 31, 2002, respectively. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During the period ended July 31, 2001, $574,014 was distributed to the limited partner. Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions will be paid until the Class A Notes are retired. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for First Union's limited partnership interest in the Partnership as a minority interest.

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

        Working Capital Facility.    On December 6, 2001, the Company entered into an agreement with First Union National Bank to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and First Union and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. Upon the issuance of the 2002-A Term Notes on

January 29, 2002, a portion of this facility was converted to a $4.5 million term loan tranche which amortizes monthly as principal payments are collected under the 2002-A Term Note facility. The monthly principal amortization must be sufficient to reduce the amounts outstanding under the term loan tranche of this facility to no greater than 3 percent of the outstanding receivables securing the 2002-A Term Note transaction. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The new facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit. The maturity of the facility was extended to December 5, 2002. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At April 30, 2002, and July 31, 2002, there was $11,798,520 and $10,963,073, respectively, outstanding under this facility.

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

        Shareholder Loans—On December 3, 2001 the Company entered into an agreement with one of its existing shareholders and a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. As of July 31, 2002, $1,746,280 was outstanding under this facility.

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

        As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders'equity through other comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected in net earnings for the period subsequent to May 31, 2001.

6.    Earnings Per Share

        Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended July 31, 2001 and 2002, are as follows:

	For the Three Months Ended July 31,
	2001	2002
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,566,669	5,339,573
Effect of dilutive stock options and warrants		227

Weighted average shares outstanding for diluted earnings per share	5,566,669	5,339,800

        For the three months ended July 31, 2001 and 2002, the Company had 566,987 and 534,260, respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

7.    Restatement

        First Investors Financial Services Group, Inc. announced that it would be amending its 2002 financial statements on Form 10-K to correct for certain prior period misstatements that were discovered by the Company as it was performing some additional control procedures adopted during the first quarter 2003 period at the request of its new auditing firm, Grant Thornton. The restatement will not affect net income for the first quarter 2003 or fiscal year 2002. In the restatement, the Company will reduce by approximately $1,550,651 its restricted cash position and reduce retained earnings by approximately $984,663 (after-tax) to reflect the prior period adjustment. The Company along with its auditing firm is still analyzing the restatement to confirm the appropriate period or periods prior to fiscal year 2002 in which to record the proper adjustments, and will finalize this review prior to filing the amended Form 10-K for fiscal year 2002. As such, the financial statements and reports of independent public accountants in the 2002 Form 10-K should not be relied upon. While the misstatement impacted certain restricted cash accounts as reported, it did not affect cash collected on the Company's portfolio of receivables and does not affect the Company's free liquidity position or debt position. Book value per share, which was $4.85 (restated) as of April 30, 2002, was $5.16 per share as of July 31, 2002 as a result of net income for the first quarter 2003 period and lower shares outstanding as a result of 370,400 shares repurchased during the first quarter under the Company's share repurchase program.

8.    New Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", addressing accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. The Company does not currently have goodwill or other similar intangible assets; therefore, the adoption of the new standard on May 1, 2002, has had no effect on the Company's consolidated financial statements.

        The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations", addressing accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective May 1, 2003 for the Company and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company does not anticipate that the adoption of the new standard will have a significant effect on its consolidated financial statements.

        The FASB has issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted by the Company effective May 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

        First Investors Financial Services Group, Inc. announced that it would be amending its 2002 financial statements on Form 10-K to correct for certain prior period misstatements that were discovered by the Company as it was performing some additional control procedures adopted during the first quarter 2003 period at the request of its new auditing firm, Grant Thornton. The restatement will not affect net income for the first quarter 2003 or fiscal year 2002. In the restatement, the Company will reduce by approximately $1,550,651 its restricted cash position and reduce retained earnings by approximately $984,663 (after-tax) to reflect the prior period adjustment. The Company along with its auditing firm is still analyzing the restatement to confirm the appropriate period or periods prior to fiscal year 2002 in which to record the proper adjustments, and will finalize this review prior to filing the amended Form 10-K for fiscal year 2002. As such, the financial statements and reports of independent public accountants in the 2002 Form 10-K should not be relied upon. While the misstatement impacted certain restricted cash accounts as reported, it did not affect cash collected on the Company's portfolio of receivables and does not affect the Company's free liquidity position or debt position. Book value per share, which was $4.85 (restated) as of April 30, 2002, was $5.16 per share as of July 31, 2002 as a result of net income for the first quarter 2003 period and lower shares outstanding as a result of 370,400 shares repurchased during the first quarter under the Company's share repurchase program.

General

        Net income for the three months ended July 31, 2002 was $143,693, a decrease of 68% from net income reported for the comparable period in the preceding year of $453,309. Earnings per common share were $0.03 and $0.08 for the three months ended July 31, 2002 and July 31, 2001, respectively.

Net Interest Income

        The following tables summarize the Company's receivables and net interest income (dollars in thousands):

	As of or for the Three Months Ended July 31,
	2001	2002
Receivables Held for Investment:
Number	19,696	18,383
Principal balance	$235,242	$211,050
Average principal balance of receivables outstanding during the three-month period	$239,935	$212,177
Receivables Acquired for Investment:
Number	4,106	1,899
Principal balance	$20,020	$5,765
Total Managed Receivables Portfolio:
Number	23,802	20,282
Principal balance	$255,262	$216,816
	Three Months Ended July 31,
	2001	2002
Interest income(1):
Receivables Held for Investment	$9,280	$8,143
Receivables Acquired for Investment and Investment in Trust Certificates(2)	983	368

	10,263	8,511
Interest expense:
Receivables Held for Investment(3)	3,992	2,857
Receivables Acquired for Investment and Investment in Trust Certificates	226	25

	4,218	2,882

Net interest income	$6,045	$5,629

(1)
Amounts shown are net of amortization of premium and deferred fees.

(2)
Amounts shown for the three months ended July 31, 2001 reflect $261 in interest income related to minority interest. Amounts shown for the three months ended July 31, 2002 reflect $102 in interest income related to minority interest.

(3)
Includes facility fees and fees on the unused portion of the credit facilities.

        The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the

Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended July 31,
	2001	2002
Receivables Held for Investment:
Effective yield on Receivables
Held for Investment(1)	15.5%	15.4%
Average cost of debt(2)	6.7%	5.4%

Net interest spread(3)	8.8%	10.0%
Net interest margin(4)	8.8%	10.0%

(1)
Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2)
Represents interest expense as a percentage of average debt outstanding.

(3)
Represents yield on Receivables Held for Investment less average cost of debt.

(4)
Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

        Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income decreased to $5.6 million for the three months ended July 31, 2002 from $6.0 million for the three months ended July 31, 2001.

        Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

	Three Months Ended July 31, 2001 to 2002
	Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Decrease
Receivables Held for Investment:
Interest income	$(1,074)	$(63)	$(1,137)
Interest expense	(453)	(682)	(1,135)

Net interest income	$(621)	$619	$(2)

Results of Operations

Three Months Ended July 31, 2002 and 2001 (dollars in thousands)

        Interest Income.    Interest income for the 2002 period decreased to $8,511 compared with $10,263 for the comparable period in 2001. Interest income on Receivables Held for Investment decreased 12% for the three-month period. This is due to a 12% decline in the average Receivables Held for Investment outstanding over the three-month period. Interest income on Receivables Acquired for

Investment and Investment in Trust Certificates decreased by 63% for the comparable three-month period. The decreases are primarily attributable to a 42% reduction in the average principal balances of the Receivables Acquired for Investment and Investment in Trust Certificates for the comparable three-month period.

        Interest Expense.    Interest expense in 2002 decreased for the three-month period to $2,882 as compared to $4,218 in 2001. Interest expense on Receivables Held for Investment decreased 26% for the three-month period. This is primarily due to a) a reduction of 130 basis points, which is a 19% decrease, in the interest rate on the outstanding borrowings in the three-month period in 2002 compared to 2001, and b) a reduction in the average outstanding borrowings of 11% for the three-month period in 2002 compared to 2001. Interest expense on Receivables Acquired for Investment and Investment in Trust Certificates decreased by 89% for the comparable three-month period. The decrease is attributable to a net reduction in the weighted average borrowings under the acquisition term and FIACC facilities.

        Net Interest Income.    Net interest income decreased to $5,629, a decrease of 7% over the comparable three-month period in the prior year. The decrease resulted from lower average outstandings and lower interest income from the Receivables Acquired for Investment due to the liquidating balance of the portfolio. This is offset by lower cost of funds and lower borrowings to finance the Receivables Held for Investment as well as lower borrowings on the Receivables Acquired for Investment.

        Provision for Credit Losses.    The provision for credit losses for 2002 increased to $2,369 as compared to $1,794 in 2001. The increase in provision for credit losses is primarily due to higher net charge offs for the 2002 period offset by a decrease in the portfolio size. Charge offs for the three-month period increased to $2,774 from $2,195 for the comparable period in the previous year. These increases are due to weakened economic conditions and the ability of customers to maintain comparable employment. Additionally, recovery rates on repossessions have suffered due to decreasing prices and increased incentives for new vehicles which decreased the demand and price for used vehicles. Offsetting these increases was the effect of an 11% reduction in the Receivables Held for Investment over the three-month period compared to a 5% decrease over the same period in the prior year. Based primarily on historical loss experience of various aging categories, the Company provides a reserve equal to 1.1% of the outstanding principal balance of Receivables Held for Investment.

        Late Fees and Other Income.    Late fees and other income decreased to $295 in 2002 from $547 in 2001 which primarily represents fees collected from customers for late fees, extension fees and other payment related fees and additionally includes interest income earned on short-term marketable securities and money market instruments. The decrease is primarily attributable to a decrease in the reinvestment rates on the cash collections as well as lower cash collections due to the declining portfolio balances.

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

        Salaries and Benefit Expenses.    Salaries and benefit costs decreased to $1,849 in 2002 from $2,013 in 2001. The decrease is primarily lower incentives as a result of the lower July 31, 2002 earnings compared to the earnings for the prior year quarter.

        Other Interest Expense.    Other interest expense in 2002 decreased to $162 for the three-month period compared to $238 in 2001. The decrease was primarily due to a 11% reduction in the average outstanding borrowings and a 32% reduction in the average interest rate on this facility for the three months ended July 31, 2002 compared to 2001.

        Other Expenses.    Other expenses decreased to $1,216 in 2002 from $1,572 in 2001. The decrease is attributable to lower depreciation and amortization primarily resulting from the completion of a capitalized lease of assets obtained through the purchased of Auto Lenders Acceptance Corporation. The capital lease terminated in November 2001. Additionally, telephone related expenses decreased due to lower negotiated long distance rates and less calling due to a smaller portfolio of accounts.

        Income Before Provision for Income Taxes and Minority Interest.    During 2002, income before provision (benefit) for income taxes and minority interest decreased to $328 from $975 for the comparable period in 2001. Decreases were primarily a result of lower net interest income and higher credit losses offset by lower expenses.

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

        The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $24.1 million for receivables acquired for the three months ended July 31, 2002 compared to $19.6 million paid in the comparable 2001 period.

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

        To provide additional liquidity to fund the receivables portfolio, the Company utilized a $150 million commercial paper conduit financing through Variable Funding Capital Corporation (VFCC), a commercial paper conduit administered by First Union Securities as an additional source of warehouse financing for Receivables Held for Investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancements for the $150 million facility are provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. At July 31, 2002, the Company had borrowings of $9,381,432 outstanding under the commercial paper facility. The Company had no outstanding borrowings under the FIARC facility as of April 30, 2002.

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

        The current term of the FIRC credit facility expires on December 5, 2002. In the event that the facility is not renewed prior to its maturity date, the facility will automatically convert to a term loan that will amortize in accordance with the borrowing base over a six-month period when the outstanding balance will be due and payable. The FIARC commercial paper facility expires on January 13, 2003. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Borrowings under the FIRC credit facility were $28,610,000 and $41,990,000 at April 30, 2002 and July 31, 2002, respectively.

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

        The current term of the FIACC commercial paper facility expires on March 11, 2003. As a result of utilizing FIACC to fund the repurchase of the ALAC securitizations, the Company does not expect to use the facility to finance Receivables Held for Investment. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. At April 30, 2002 and July 31, 2002, borrowings were $2,603,433 and $1,344,699, respectively, under the FIACC commercial paper facility.

        In addition to the $200 million in credit facilities utilized to fund the acquisition of new receivables, the Company also has a working capital facility utilized to fund working capital requirements of the Company. On December 6, 2001, the Company entered into an agreement with First Union National Bank to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and First Union and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. Upon the issuance of the 2002-A Term Notes on January 29, 2002, a portion of the this facility was converted to a $4.5 million term loan tranche which amortizes monthly as principal payments are collected under the 2002-A Term Note facility. The monthly principal amortization must be sufficient to reduce the amounts outstanding under the term loan tranche of this facility to no greater than 3 percent of the outstanding receivables securing the 2002-A Term Note transaction. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The new facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit. The maturity of the facility was extended to December 5, 2002. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At July 31, 2002, there was $10,963,073 outstanding under this facility. In conjunction with the refinancing, the Company repaid the working capital term loan and entered into the new working capital facility.

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

        The Company expects to initiate discussions with its lenders regarding the renewal and extension of the warehouse credit facilities prior to maturity. Management considers its relationship with the lenders under these facilities to be satisfactory and has no reason to believe that these facilities will not be renewed. If these facilities were not renewed however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company. As of July 31, 2002, the Company had available unused credit facilities of $148,628,567. As of July 31, 2001, the Company had $38,226,794 of available unused credit facilities.

        On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002 Auto Trust") completed the issuance of $159,036,000 of 3.46 percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002 and July 31, 2002, the outstanding principal balance on the 2002-A Term Notes were $143,096,983 and $127,849,735, respectively.

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

The 2000-A Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the 2000-A Noteholders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002 and July 31, 2002, the outstanding principal balance on the 2000-A Notes was $40,162,801 and $32,621,542, respectively.

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

        On December 6, 2001, the Company entered into an agreement with First Union National Bank to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and First Union and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. Upon the issuance of the 2002-A Term Notes on January 29, 2002, a portion of this facility was converted to a $4.5 million term loan tranche which amortizes monthly as principal payments are collected under the 2002-A Term Note facility. The monthly principal amortization must be sufficient to reduce the amounts outstanding under the term loan tranche of this facility to no greater than 3 percent of the outstanding receivables securing the 2002-A Term Note transaction. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The new facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit. The maturity of the facility was extended to December 5, 2002. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At April 30, 2002, and July 31, 2002, there was $11,798,520 and $10,963,073, respectively, outstanding under this facility.

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

        On December 3, 2001 the Company entered into an agreement with one of its existing shareholders and a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. As of July 31, 2002, $1,746,280 was outstanding under this facility.

        Substantially all of the Company's receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company's lenders and the Noteholders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

        The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolio. The Company received such payments in the amount of $29.1 million and $34.5 million for the three months ended July 31, 2002 and 2001, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodian fees and excess cash flow is used to fund operations. During the three months ended July 31, 2002, the Company required net cash of

$3.0 million as the receivable purchases exceeded the portfolio collections. During the three months ended July 31, 2001, the Company's principal collections on Receivables Held for Investment exceeded cash required to purchase Receivables Held for Investment by $5.5 million.

        In addition to the excess cash flow generated from the principal and interest collections on the receivables portfolio, the Company collects servicing fees funded from each of the credit facilities. Servicing fees range from 2% to 2.5% of the outstanding principal balance of the loans. Excess cash flows and servicing fees are received after month end but relate to the prior month activity. Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations. At July 31, 2002 and 2001, the Company's unencumbered cash was $727,611 and $1,186,878, respectively. Excess cash and servicing fees collected after month end but related to the prior month activity totaled $1,652,387 and $2,212,037 as of July 31, 2002 and 2001, respectively. The decrease in available cash is primarily due to the declining portfolio's effect on excess cash and servicing fees. Management believes the unencumbered cash and cash inflows are adequate to fund cash requirements for operations.

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

Delinquency and Credit Loss Experience

        The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,320,118 as of July 31, 2002 and $2,338,625 as of April 30, 2002 as a percentage of the Receivables Held for Investment of $211,050,388 as of July 31, 2002 and $212,926,747 as of April 30, 2002 was 1.1% at July 31, 2002 and April 30, 2002.

        With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of July 31, 2002 and April 30, 2002, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 9.0% and 14.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows.

        The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

        The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $2,368,550 and $1,793,750 have been recorded for the three months ended July 31, 2002, and July 31, 2001, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

        For Receivables Acquired for Investment, nonaccretable difference represents contractual principal and interest payments the Company will be unable to collect. The Company analyzes the composition of these liquidating portfolios in order to estimate a future loss rate. Criteria evaluated include delinquencies, historical charge offs, recovery rates, portfolio seasoning and economic conditions. A cash flow model that considers term, interest rate, loss rate, prepayment rate and recovery rate is consistently applied to project expected cash flows. The difference between expected cash flows and total contractual principal and interest payments is the nonaccretable difference. During the quarter ended July 31, 2002, the Company decreased the cumulative loss rates on the FIACC portfolios by .17% due to a slight improvement in the forecasted losses resulting in a $129,269 reclassification from nonaccretable difference to accretable yield.

        The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

	As of or for the Three Months Ended July 31,
	2001		2002
	Number	Amount	Number	Amount
Receivables Held for Investment:
Delinquent amount outstanding(1):
30 – 59 days	313	$3,782	196	$2,409
60 – 89 days	144	1,731	136	1,668
90 days or more	248	3,140	348	3,811

Total delinquencies	705	$8,653	680	$7,888
Total delinquencies as a percentage of Outstanding receivables	3.6%	3.7%	3.7%	3.7%
Net charge-offs as a percentage of average Receivables outstanding during the period(2)		3.2%		4.5%

(1)
Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

(2)
The percentages have been annualized and are not necessarily indicative of the results for a full year.

        As of July 31, 2002, there were 595 accounts totaling $6,596,801 that were in bankruptcy status and were more than 30 days past due. As of July 31, 2001, there were 732 accounts totaling $8,120,327 that were in bankruptcy status and were more than 30 days past due. As of July 31, 2002 and July 31, 2001, 86% and 89%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

        The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment was 12.6% and 11.3% as of July 31, 2002 and April 30, 2002, respectively.

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

        As of July 31, 2002, the Company had $42.2 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $268,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of July 31, 2001, the Company had $158.3 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $1 million, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.109	—	2002 Non-Employee Director Stock Option Plan dated July 18, 2002
99.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

        Form 8-K/A filed on May 21, 2002 amending Form 8-K filed on May 13, 2002 to include the statement that there were no disagreements with Arthur Andersen during the interim periods between the date of their last audit report and the date of their dismissal as to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Arthur Andersen, would have caused them to make reference thereto in their reports on the Registrant's consolidated financial statements, and to include a letter from Arthur Andersen indicating that it agrees with the statements, as amended, contained in this filing.

        Form 8-K filed on May 13, 2002 announcing dismissal of Arthur Andersen LLP and formal engagement of Grant Thornton LLP to serve as the Registrant's independent public accountant for the fiscal year ended April 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
(Registrant)
Date: September 16, 2002	By:	/s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr. President and Chief Executive Officer
Date: September 16, 2002	By:	/s/ BENNIE H. DUCK Bennie H. Duck Secretary, Treasurer and Chief Financial Officer

CERTIFICATIONS

Pursuant to the requirements of Section 302 of the Sarbanes-Oxley Act of 2002,

I, Tommy A. Moore, Jr. certify that:

1.
I have reviewed this quarterly report on Form 10-Q of First Investors Financial Services Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

/s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr. Chief Executive Officer September 16, 2002

Pursuant to the requirements of Section 302 of the Sarbanes-Oxley Act of 2002,

I, Bennie H. Duck, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of First Investors Financial Services Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

/s/ BENNIE H. DUCK Bennie H. Duck Chief Financial Officer September 16, 2002