Form 10-K/A
period 2002-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2002-11-29
CIK 948034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-26686

First Investors Financial Services Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Texas	76-0465087
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
675 Bering Drive, Suite 710 Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

(713) 977-2600
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock—$.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of July 1, 2002, based on the closing price of the Common Stock on the NASDAQ National Market on said date, was $14,060,516.

        There were 5,396,669 shares of Common Stock of the registrant outstanding as of July 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        There is incorporated by reference in Part III of this Annual Report on Form 10-K/A the information contained in the registrant's proxy statement for its annual meeting of shareholders held on September 10, 2002, which was filed with the Securities and Exchange Commission not later than 120 days after April 30, 2002.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
AND SUBSIDIARIES

FORM 10-K/A
APRIL 30, 2002

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Explanatory Note

        This amendment to the Annual Report on Form 10-K/A for First Investors Financial Services Group, Inc. (the "Company") for the fiscal year ending April 30, 2002, is being filed to amend and restate the items described below contained in the Company's Annual Report on Form 10-K originally filed with the Securities and Exchange Commission ("SEC") on July 24, 2002.

        This Form 10-K/A makes changes to Item 6, Selected Consolidated Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and Supplementary Data, and Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, for the following purposes:

  •
  To restate the Company's Consolidated Financial Statements as of April 30, 2002 and 2001, and for the three years ended April 30, 2002 to correct for certain prior period misstatements that were discovered by the Company as it was performing additional control procedures adopted during the first quarter 2003 period at the request of its new accounting firm, Grant Thornton LLP. The restatement relates to overstated balances that should have been identified by the Company upon conversion from a third party servicer. The restatement impacted certain restricted cash, deferred expenses, receivables held for investment, and tax balances as reported, but it did not affect the Company's free liquidity position or debt position. The balance of retained earnings as of April 30, 1999 has been restated from amounts previously reported to reflect a retroactive charge of $1,248,918, after tax. Restricted cash, deferred expenses, receivables held for investment, and tax balances have been adjusted for the restatement for all applicable years.

  •
  To amend Item 6, Selected Consolidated Financial Data, for the effects of the restatement.

  •
  To amend Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for the effects of the restatement.

  •
  To amend Item 8, Financial Statements and Supplementary Data for the effects of the restatement and for tax reclassifications.

  •
  To amend Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K for the effects of the restatement.

General

        First Investors Financial Services Group, Inc. is a consumer finance company engaged in both the purchase of receivables originated by franchised automobile dealers and originating loans directly to consumers in connection with the sale of new and late-model used vehicles. The Company specializes in lending to consumers with impaired credit profiles. The Company does not utilize off-balance sheet securitization to finance its Receivables Held for Investment. As of April 30, 2002, the Company had Receivables Held for Investment in the aggregate principal amount of $212,926,747, having an effective yield of 15.4 percent and a net interest spread to the Company of 9.6 percent (net of cost of funds and other carrying costs).

Restatement

        The Company has restated its consolidated financial statements for the years ended April 30, 2000, 2001 and 2002. This amended Form 10-K/A includes all adjustments relating to the restatement for all prior periods covered by this report.

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

        The following table summarizes, with respect to each state in which the Company operates, the number of receivables (and percentage of total receivables), outstanding which were originated by the Company from dealers in such state during the last two fiscal years:

	Receivables Held for Investment
	Year Ended April 30, 2001		Year Ended April 30, 2002
State	Loan Count	%	Loan Count	%
Texas	5,444	26.6%	4,704	26.0%
Georgia	3,512	17.1%	3,329	18.4%
Ohio	3,373	16.5%	2,965	16.4%
Oklahoma	2,512	12.3%	2,055	11.3%
Missouri	1,029	5.0%	877	4.8%
North Carolina	643	3.1%	578	3.2%
Tennessee	506	2.5%	576	3.2%
Michigan	589	2.9%	477	2.6%
Colorado	503	2.5%	456	2.5%
Virginia	515	2.5%	415	2.3%
Kansas	303	1.5%	246	1.4%
New Jersey	254	1.2%	205	1.1%
Washington	220	1.1%	204	1.1%
Florida	116	0.6%	163	0.9%
Illinois	124	0.6%	158	0.9%
California	123	0.6%	104	0.6%
Pennsylvania	131	0.6%	103	0.6%
Indiana	133	0.6%	102	0.6%
Kentucky	113	0.6%	101	0.6%
All others(1)	359	1.6%	305	1.5%

	20,502	100.0%	18,123	100.0%

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

	April 30,
	2001	2002
Average monthly gross income.	$3,975	$4,052
Average ratio of consumer debt to gross income	34%	35%
Average years in current employment	6	6
Average years in current residence	5	5
Residence owned	41%	43%
Residence rented	53%	51%
Other residence arrangements(1)	6%	6%

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

	April 30,
	2001	2002
New Vehicles:
Percentage of portfolio(1)	19%	20%
Number of receivables outstanding	3,858	3,544
Average amount at date of acquisition	$18,369	$20,265
Average term (months) at date of acquisition(2)	61	62
Average remaining term (months)(2)	38	40
Average monthly payment.	$457	$472
Average annual percentage rate	17.1%	16.9%
Used Vehicles:
Percentage of portfolio(1)	81%	80%
Number of receivables outstanding	16,644	14,579
Average age of vehicle at date of acquisition (years)	2.0	2.0
Average amount at date of acquisition	$15,279	$15,989
Average term (months) at date of acquisition(2)	58	58
Average remaining term (months)(2)	39	36
Average monthly payment.	$398	$403
Average annual percentage rate.	17.8%	17.7%

(1)
Calculated on the basis of number of receivables outstanding as of the date indicated.

(2)
Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average stated term of receivables included in a portfolio will not correspond with actual average life.

Financing Arrangements

        General.    At the time the Company acquires receivables, they are financed by transferring them, at an amount equal to the outstanding principal balance, to a wholly-owned special-purpose financing subsidiary, F.I.R.C., Inc. ("FIRC"). FIRC maintains a $75 million revolving bank facility with First

Union National Bank, (the "FIRC credit facility"). In addition, a wholly-owned special-purpose financing subsidiary, First Investors Auto Receivables Corporation ("FIARC") has a $150 million conduit finance facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by First Union Securities, (the "FIARC commercial paper facility") which allows the Company to refinance borrowings under the FIRC credit facility in order to maintain sufficient capacity to acquire new receivables. Together, these warehouse credit facilities provide $225 million in financing capacity to fund the purchase and long-term financing of receivables. When necessary, the Company will transfer receivables from the warehouse credit facilities and issue additional term notes.

        FIRC Credit Facility.    As designated receivables are originated by the Company and transferred to FIRC, they are immediately pledged to a commercial bank that serves as the collateral agent for the bank lender. The FIRC credit facility has a borrowing base that, subject to certain adjustments, permits FIRC to draw advances up to the outstanding principal balance of qualified receivables but not in excess of the present facility limit of $75 million. The facility was increased to $75 million from $50 million on November 15, 2002 to acccomodate a higher volume of originations. Uninsured losses on receivables, or certain other events adversely affecting the collectibility of receivables, can result in their ineligibility for inclusion in the borrowing base, and in the event that the Company's advances exceed the borrowing base the Company must prepay the credit line until the imbalance is corrected.

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

        FIARC Commercial Paper Facility.    When a sufficient number of receivables have been accumulated under the FIRC credit facility, they may be refinanced under the FIARC commercial paper facility through a transfer of a group of specified receivables from FIRC to FIARC. FIARC's purchase is funded through borrowings under the commercial paper facility equal to 94 percent of the aggregate principal balance of the receivables transferred. The remaining 6 percent of funds required to repay borrowings under the FIARC credit facility are advanced by the Company in the form of an equity contribution to FIARC. VFCC funds the advance to FIARC through the issuance, by an affiliate of VFCC, of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. At April 30, 2002, the maximum borrowings available under the commercial paper facility were $150 million. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus ..30 percent. In addition, the Company is required to pay periodic facility fees and other costs related to the issuance of commercial paper.

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

        Credit Enhancement—FIRC Credit Facility.    In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as "ALPI" insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company's ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh ("National Union"), which is a wholly-owned subsidiary of American International Group. As of April 30, 2002, National Union had been assigned a rating of A+ + by A.M. Best Company, Inc.

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

        Credit Enhancement—FIARC Commercial Paper Facility.    Enhancement for the FIARC commercial paper facility is provided by a surety bond issued by MBIA Insurance Corporation. The surety bond provides payment of principal and interest to VFCC in the event of payment default by FIARC. MBIA is paid a surety premium equal to 0.35 percent per annum on the average outstanding borrowings under the facility. The surety bond is issued for a term to coincide with the facility. Termination of the surety bond would result in default under the FIARC commercial paper facility.

        Credit Enhancement—FIACC Commercial Paper Facility.    Under the structure of the FIACC commercial paper facility, no third-party credit insurance or surety bond is required. Credit enhancement is provided in the form of the overcollateralization and a 2 percent cash reserve requirement.

        Credit Enhancement—Term Notes.    A surety bond issued by MBIA Insurance Corporation enhances the 2000-A Term Notes issued in January 2000 and the 2002-A Term Notes issued in January 2002. The surety bond provides payment of principal and interest to the noteholders in the event of payment default by the 2000-A Trust and the 2002-A Trust. MBIA is paid a surety premium equal to 0.35 percent per annum on the outstanding balance of the 2000-A and 2002-A Term Notes. The surety bond was issued for the term of the underlying notes, which mature on February 15, 2006 and December 15, 2008, for the 2000-A Term Notes and 2002-A Term Notes, respectively.

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

        The following table sets forth certain information regarding the Company's delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	As of or for the Year Ended April 30,
	2001		2002
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding:
30 - 59 days	396	$4,774	143	$1,642
60 - 89 days	141	1,688	101	1,206
90 days or more	199	2,409	288	3,392

Total delinquencies	736	$8,871	532	$6,240

Total delinquencies as a percentage of outstanding receivables	3.6%	3.6%	2.9%	2.9%
Net charge-offs as a percentage of Average receivables outstanding during the period		3.2%		4.1%

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

Three Months Ended	High	Low
April 30, 2002	$3.90	$3.20
January 31, 2002	3.50	3.10
October 31, 2001	3.89	3.10
July 31, 2001	3.98	3.20
April 30, 2001	4.50	3.39
January 31, 2001	4.44	3.00
October 31, 2000	4.94	3.12
July 31, 2000	5.25	4.69

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data of the Company for the three fiscal years ended April 30, 2002, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except share data). The selected consolidated financial data for the two years ending April 30, 1999 has been derived from the unaudited financial statements of the Company. Because of the restatement and due to the predecessor auditing firm no longer being in business, an updated opinion could not be obtained for these two years. The financial statements for the fiscal years below were restated due to a prior period adjustment. Please see the restatement disclosure for further information. The statements of operations for fiscal years 1998 and 1999 may be affected from the restatement, but the specific amounts could not be identified. Retained earnings has been adjusted to reflect the restatement.

	Year Ended April 30,
	1998	1999(1)	2000	2001	2002
Statement of Operations:
Interest income	$20,049	$31,076	$40,276	$44,365	$37,547
Interest expense	7,834	12,782	16,510	20,141	13,710

Net interest income.	12,215	18,294	23,766	24,224	23,837
Provision for credit losses	3,901	4,661	6,414	8,351	8,941
Loss on Receivables Acquired for Investment and Trust Certificates	—	—	—	400	1,260

Net interest income after provision for credit losses and loss on Receivables Acquired for Investment and Trust Certificates	8,314	13,633	17,352	15,473	13,636

Late fees and other	617	1,594	2,728	2,563	1,810
Servicing	—	1,200	1,293	457	—
Unrealized loss on interest rate derivative positions	—	—	—	—	(121)

Total other income	617	2,794	4,021	3,020	1,689

Servicing fees	1,838	2,350	435	—	—
Salaries and benefits	2,639	6,030	9,413	9,389	8,041
Other interest expense.	111	540	1,153	1,311	785
Other	2,415	4,354	5,705	6,897	6,664

Total operating expenses	7,003	13,274	16,706	17,597	15,490

Income (Loss) before provision (benefit) for income taxes and Minority Interest	1,928	3,153	4,667	896	(165)
Provision (Benefit) for income taxes	704	1,151	1,703	29	(178)
Minority Interest	—	—	—	815	322

Net Income (Loss)	$1,224	$2,002	$2,964	$52	$(309)

Basic and Diluted net income (loss) per Common Share	$0.22	$0.36	$0.53	$0.01	$(0.06)

	As of April 30,
	1998	1999(1)	2000	2001	2002
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data:
Receivables Held for Investment, net	$137,632	$181,352	$234,803	$247,770	$215,243
Receivables Acquired for Investment, net	—	41,024	21,888	26,121	9,020
Investment in Trust Certificates.	—	10,755	5,849	—	—
Interest Rate Derivative Positions	—	—	—	—	3,119
Other assets.	22,152	38,100	38,942	38,269	38,531

Total assets	$159,784	$271,231	$301,482	$312,160	$265,913

Debt:
Term Notes	$—	$—	$151,104	$84,926	$183,260
Acquisition term facility	—	55,737	26,212	11,126	3,671
Warehouse credit facilities	130,813	176,549	77,545	168,250	31,213
Working capital facility	2,500	7,235	13,300	12,825	11,798
Other borrowings	—	—	—	—	525
Interest Rate Derivative Positions.	—	—	—	—	5,886
Other liabilities	2,559	5,797	4,445	4,343	2,042
Minority Interest	—	—	—	1,587	932
Shareholders' equity	23,912	25,913	28,876	29,103	26,586

Total liabilities and shareholders' equity	$159,784	$271,231	$301,482	$312,160	$265,913

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

Restatement

        The Company has restated its consolidated financial statements for the years ended April 30, 2000, 2001 and 2002. This amended Form 10-K/A includes all adjustments relating to the restatement for all prior periods covered by this report.

        The restatement is a result of certain prior period misstatements that were discovered by the Company as it was performing additional control procedures adopted during the first quarter 2003 period at the request of its new accounting firm, Grant Thornton LLP. The restatement impacted certain restricted cash, deferred expenses, receivables held for investment, and tax balances as reported, but it did not affect the Company's free liquidity position or debt position. In July 1999, the Company converted its loan portfolio from a third party servicer to an in house system. Due to reporting issues with the in house system, the misstatements that led to the writedown were not immediately known. The Company continued utilizing the in house system until December 2000, at which time the Company abandoned the in house system and began using a third party service bureau. While on the in house system, the Company posted numerous manual entries in an effort to capture accurate financial results. Due to errors in these manual entries, the majority of the portfolio shortfall from the conversion was transferred to restricted cash. The total adjustment of $1,966,800 should have been identified upon conversion from the third party servicer to the in house system in July 1999 but, because of issues with the in house system, it was not noted until the first quarter of 2003. Due to incomplete data being provided by the previous third party servicer, the amount of the adjustment cannot be calculated for individual years affected by the adjustment. Accordingly, the adjustment has been reflected as an adjustment to retained earnings as of April 30, 1999. Restricted cash, deferred expenses, receivables held for investment, and tax balances have been adjusted for the restatement for all applicable years. Other than the adjustment that should have been noted at conversion, no material errors resulted through the application of the additional controls to fiscal years after April 30, 1999. The restatement was previously reported in the Company's Form 10-Q for the quarterly period ended July 31, 2002; however, the Company intends to file an amendment for additional items noted subsequent to the filing of the Form 10-Q.

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

        The following table summarizes the Company's receivables and net interest income for the last two fiscal years (dollars in thousands):

	As of or for the Year Ended April 30,
	2001	2002
Receivables Held for Investment:
Number	20,502	18,123
Principal balance	$244,684	$212,927
Average principal balance of receivables outstanding during the twelve-month period	$247,434	$226,682
Average principal balance of receivables outstanding during the three-month period.	$248,987	$214,248
Receivables Acquired for Investment:
Number	4,721	2,429
Principal balance.	$25,397	$8,353
Total Managed Receivables Portfolio:
Number	25,223	20,522
Principal Balance	$270,081	$221,280

	Year Ended April 30,
	2001	2002
Interest income(1):
Receivables Held for Investment	$39,915	$34,832
Receivables Acquired for Investment, Investment in Trust Certificates and Minority Interest(2)	4,450	2,715

	44,365	37,547
Interest expense:
Receivables Held for Investment(3)	19,068	13,149
Receivables Acquired for Investment and Investment in Trust Certificates	1,073	561

	20,141	13,710

Net interest income	$24,224	$23,837

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

Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Year Ended April 30,
	2001	2002
Receivables Held for Investment:
Effective yield on Receivables Held for Investment(1)	16.1%	15.4%
Average cost of debt(2)	7.6%	5.8%

Net interest spread(3)	8.5%	9.6%

Net interest margin(4)	8.4%	9.6%

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

	Year Ended April 30,
	2001	2002
Receivables Held for Investment:
Principal balance, beginning of period	$231,697	$244,684
Originations	115,042	77,585
Principal payments and payoffs	(81,611)	(91,411)
Defaults prior to liquidations and recoveries	(20,444)	(17,931)

Principal balance, end of period	$244,684	$212,927

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

	Year Ended April 30,
	2000 to 2001			2001 to 2002
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Increase	Average Principal Amount	Average Rate	Total Net Increase (Decrease)
Receivables Held for Investment:
Interest income	$6,289	$293	$6,582	$(3,348)	$(1,735)	$(5,083)
Interest expense	3,174	2,321	5,495	(1,802)	(4,117)	(5,919)

Net interest income	$3,115	$(2,028)	$1,087	$(1,546)	$(2,382)	$836

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

        Loss on Receivables Acquired for Investment and Trust Certificates.    The loss in fiscal year 2002 increased to $1,260 from $400 for fiscal 2001. During the third quarter of fiscal 2002 a loss of $1,260 was recorded on the Receivables Acquired for Investment and Investment in Trust Certificates. These assets are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. The 2002 loss is due to a .42%, or $334, and 1.44%, or $954, increase in the cumulative loss rate for the FIACC and warehouse portfolios, respectively. The increase in the cumulative loss rates was necessary due to the higher loss frequency and severity in these portfolios. These loans are secured by older vehicles which typically experience a larger drop in value in a weak auction market. The fiscal 2001 writedown of $400 was recorded on the ALAC Automobile Receivables Trust 1998-1 and was due to an increase in the cumulative loss rate of .81%. The increase in the loss rate was necessary due to estimated future losses exceeding losses that were previously projected due to softened economic conditions and lower recovery rates on the collateral. The loss to the Company, net of minority interest, is $882 and $280 for fiscal 2002 and 2001, respectively.

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

        The Company funds the purchase price of receivables through a combination of two warehouse facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, but not to exceed $75 million. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source up to $150 million. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued Term Notes. Substantially all of the Company's receivables are pledged to collateralize these credit facilities and Term Notes.

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

        On November 14, 2001, the facility was renewed to December 7, 2001. On December 7, 2001, the Company entered into an agreement with First Union National Bank to extend the maturity date of the facility until December 5, 2002. In conjunction with this renewal, First Union assumed the role of agent and increased its commitment to $50 million from $20 million. Additionally, the total commitment was increased to $75 million on November 15, 2002 to accommodate higher origininations. There were no other material changes to the terms and conditions of the facility. Under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond December 5, 2002, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity.

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

        The following table summarizes borrowings under the warehouse credit facility, the FIARC and FIACC commercial paper facilities and the 2000-A and 2002-A Term Notes (dollars in thousands):

	As of or for the Year Ended April 30,
	2001(3)	2002
At period-end:
Balance outstanding	$242,774	$211,870
Weighted average interest rate(1)	7.0%	4.5%
During period(2):
Maximum borrowings outstanding	$261,613	$239,304
Weighted average balance outstanding	$249,763	$226,159
Weighted average interest rate	7.6%	5.8%

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

        The following table sets forth certain information regarding the Company's delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	As of or for the Year Ended April 30,
	2001		2002
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding:
30 - 59 days	396	$4,774	143	$1,642
60 - 89 days	141	1,688	101	1,206
90 days or more	199	2,409	288	3,392

Total delinquencies	736	$8,871	532	$6,240

Total delinquencies as a percentage of outstanding receivables.	3.6%	3.6%	2.9%	2.9%
Net charge-offs as a percentage of average receivables outstanding during the period		3.2%		4.1%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of the Company included in this Form 10-K/A are listed under Item 14(a). The Company is not required to file any supplementary financial data under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        Information responsive to this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders held on September 10, 2002, which was filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information responsive to this item appears under the caption "Summary Compensation Table" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders held on September 10, 2002, which was filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information responsive to this item appears under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders held on September 10, 2002, which was filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information responsive to this item appears under the caption "Certain Transactions" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders held on September 10, 2002, which was filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
(1)(2)    Financial Statements and Financial Statement Schedules

        See Index to Consolidated Financial Statements on Page F-1.

  (3)
  Exhibits

2.1(j)	Stock Purchase Agreement, dated as of September 9, 1998, between First Investors Financial Services Group, Inc. and Fortis, Inc. to purchase Auto Lenders Acceptance Corporation, a wholly-owned subsidiary of Fortis, Inc.
3.1(a)	Articles of Incorporation, as amended
3.2(a)	Bylaws, as amended
4.1(a)	Excerpts from the Articles of Incorporation, as amended (included in Exhibit 3.1).
4.3(a)	Specimen Stock Certificate

10.5(a)
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
10.11(a)	Auto Loan Protection Insurance Policy dated October 13, 1992 issued by Agricultural Excess & Surplus Insurance Company to FIRC as insured.
10.12(a)	Auto Loan Protection Insurance Policy dated April 8, 1994 issued by National Union Fire Insurance Company of Pittsburgh to FIRC as insured.
10.13(a)	Facultative Reinsurance Agreement between National Fire Insurance Company of Pittsburgh and First Investors Insurance Company, as reinsurer, dated as of May 26, 1995.
10.14(a)	Blanket Collateral Protection Insurance Policy dated October 5, 1992 issued by Agricultural Excess & Surplus Insurance Company to FIRC as insured.

10.15(a)
ISDA Master Agreement dated August 12, 1994 between FIRC and NationsBank of Texas, N.A. together with Confirmation of U.S. Dollar Rate Swap Transaction dated June 14, 1995 and Confirmation for U.S. Dollar Rate Swap Transaction dated May 16, 1995.
10.16(a)	Employment Agreement dated as of March 20, 1992 between the Registrant and Tommy A. Moore, Jr., as amended by First Amendment dated as of March 15, 1995 and Second Amendment dated as of July 1, 1995.
10.17(a)	Lease Agreement between A.I.G. Realty, Inc. and First Investors dated as of June 1, 1992, as amended by Amendment One dated October 29, 1993 and Amendment Two dated October 26, 1994.
10.18(a)	Redemption Agreement dated as of June 8, 1995 among the Registrant and all holders of its class of 1993 Preferred Stock.
10.21(a)	1995 Employee Stock Option Plan of the Registrant.
10.22(a)	Form of Stock Option Agreement between the Registrant and Robert L. Clarke dated August 25, 1995.
10.23(b)	Amendment No. 4 dated November 20, 1995 to the Transfer and Administration Agreement dated as of March 3, 1994 filed as Exhibit 10.8.
10.24(b)	Employment Agreement dated as of May 1, 1996 between the Registrant and Bennie H. Duck.
10.25(b)	Amendment Three dated October 10, 1995 to the Lease Agreement between A.I.G. Realty, Inc. and the Registrant, filed as Exhibit 10.17.
10.26(b)	Confirmation for U.S. Dollar Rate Swap Transaction dated November 16, 1995.
10.27(b)	Commitment Letter dated June 24, 1996 between Enterprise Funding Corporation and FIRC, Inc.
10.28(c)	Confirmation for U.S. Dollar Rate Swap Transaction dated August 7, 1996.
10.29(d)
Security Agreement dated as of October 22, 1996 among First Investors Auto Receivables Corporation, Enterprise Funding Corporation, Texas Commerce Bank National Association, MBIA Insurance Corporation, NationsBank N.A., and First Investors Financial Services, Inc.
10.30(d)	Note Purchase Agreement dated as of October 22, 1996 between First Investors Auto Receivables Corporation and Enterprise Funding Corporation.
10.31(d)	Purchase Agreement dated as of October 22, 1996 between First Investors Financial Services, Inc. and First Investors Auto Receivables Corporation.
10.32(d)
Insurance Agreement dated as of October 1, 1996 among First Investors Auto Receivables Corporation, MBIA Insurance Corporation, First Investors Financial Services, Inc., Texas Commerce Bank National Association, and NationsBank N.A.

10.33(d)	Servicing Agreement dated as of October 22, 1996 between First Investors Auto Receivables Corporation and General Electric Capital Corporation.
10.34(d)	Amended and Restated Credit Agreement dated as of October 30, 1996 among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as Agent for the financial institutions party thereto.
10.35(d)
Amended and Restated Collateral Security Agreement dated as of October 30, 1996 between F.I.R.C., Inc. and Texas Commerce Bank National Association as collateral agent for the ratable benefit of NationsBank of Texas, N.A. individually and as agent for the financial institutions party to the Amended and Restated Credit Agreement filed as Exhibit 10.34.
10.36(d)	Amended and Restated Purchase Agreement dated as of October 30, 1996 between First Investors Financial Services, Inc. and F.I.R.C., Inc.
10.37(d)	Amended and Restated Servicing Agreement between F.I.R.C., Inc. and General Electric Capital Corporation.
10.38(e)	Third Amendment dated January 20, 1997 to the Employment Agreement dated as of March 20, 1992 between the Registrant and Tommy A. Moore, Jr.
10.39(f)	First Amendment to the Amended and Restated Credit Agreement dated January 31, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
10.40(f)	Second Amendment to the Amended and Restated Credit Agreement dated May 15, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
10.41(f)	Employment Agreement dated July 16, 1997 between First Investors Financial Services, Inc. and Tommy A. Moore, Jr.
10.42(f)	Credit Agreement dated as of July 18, 1997 between First Investors Financial Services, Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
10.43(f)	Pledge and Security Agreement dated as of July 18, 1997 by and among First Investors (Vermont) Holdings, Inc. and NationsBank of Texas, N.A., as agent for the banks party thereto.
10.44(f)	Pledge Agreement dated as of July 18, 1997 by and among First Investors Financial Services, Inc. and NationsBank of Texas, N.A., as agent for the banks party thereto.
10.45(g)	Security Agreement dated as of January 1, 1998 among First Investors Auto Capital Corporation, First Union Capital Markets Corp., and First Investors Financial Services, Inc.
10.46(g)
Note Purchase Agreement dated as of January 1, 1998 between First Investors Auto Capital Corporation, First Union Capital Markets Corp., the Investors, First Union National Bank, and Variable Funding Capital Corporation.

10.47(g)	Purchase Agreement dated as of January 1, 1998 between First Investors Financial Services, Inc. and First Investors Auto Capital Corporation.
10.48(g)	Servicing Agreement dated as of January 1, 1998 between First Investors Auto Capital Corporation and General Electric Capital Corporation.
10.49(h)	Employment Agreement dated as of May 1, 1998 between the Registrant and Bennie H. Duck.
10.50(h)	Employment Agreement dated as of May 1, 1998 between the Registrant and Joseph A. Pisano.
10.51(i)
Loan and Security Agreement dated as of October 2, 1998 between Variable Funding Capital Corporation, Auto Lenders Acceptance Corporation, ALAC Receivables Corp. and FIFS Acquisition Funding Company, L.L.C.
10.52(i)	Custodial Agreement dated as of October 2, 1998 among Variable Funding Capital Corporation, Norwest Bank Minnesota, NA, and Auto Lenders Acceptance Corporation.
10.53(i)	Contract Purchase Agreement dated as of October 2, 1998 by and between Auto Lenders Acceptance Corporation and FIFS Acquisition Funding Company, L.L.C.
10.54(i)	NIM Collateral Purchase Agreement dated as of October 2, 1998 by and between Auto Lenders Acceptance Corporation, ALAC Receivables Corporation and FIFS Acquisition Funding Company, L.L.C.
10.55(k)	Third Amendment to the Amended and Restated Credit Agreement dated January 25, 1999 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
10.56(k)	Second Amendment to the Credit Agreement dated January 25, 1999 between First Investors Financial Services, Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
10.57(l)
Amendment Number 2 to Security Agreement dated March 31, 1999 among First Investors Auto Receivables Corporation, Enterprise Funding Corporation, Chase Bank of Texas, National Association, Norwest Bank Minnesota, National Association, MBIA Insurance Corporation, NationsBank N.A., and First Investors Financial Services, Inc.
10.58(l)	Amendment Number 1 to Note Purchase Agreement dated as of March 31, 1999 among First Investors Auto Receivables Corporation and Enterprise Funding Corporation.
10.59(l)
Amendment Number 1 to Insurance Agreement dated March 31, 1999 among First Investors Auto Receivables Corporation, MBIA Insurance Corporation, First Investors Financial Services, Inc., Auto Lenders Acceptance Corporation, Norwest Bank Minnesota, National Association and NationsBank, N.A.
10.60(l)	Servicing Agreement dated March 31, 1999 among First Investors Auto Receivables Corporation, Norwest Bank Minnesota, National Association and Auto Lenders Acceptance Corporation.

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
10.64(m)	Amended and Restated Trust Agreement dated as of January 24, 2000 among First Investors Auto Investment Corp. and Bankers Trust (Delaware).
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
10.67(m)	Indemnification Agreement dated as of January 12, 2000 among MBIA Insurance Corporation, First Investors Financial Services, Inc. and Banc of America Securities LLC.
10.68(n)	Administrative Services Agreement dated as of August 8, 2000 between Project Brave Limited Partnership and First Union Securities, Inc.
10.69(n)	Project Brave Limited Partnership Agreement of Limited Partnership dated as of July 1, 2000.
10.70(n)	Amended and Restated NIM Collateral Purchase Agreement dated as of August 8, 2000.
10.71(n)	Amended and Restated Contract Purchase Agreement dated as of August 8, 2000.
10.72(n)	First Amendment to Amended and Restated NIM Collateral Purchase Agreement dated as of September 15, 2000.
10.73(n)	First Amendment to Servicing Agreement dated as of September 13, 2000.
10.74(n)	First Amendment to Transfer and Servicing Agreement dated as of September 15, 2000.
10.75(n)	Project Brave Limited Partnership Asset-Backed Notes Indenture dated as of August 8, 2000.

10.76(n)
Note Purchase Agreement between Project Brave Limited Partnership as Issuer, First Union Securities, Inc., as Deal Agent, the Note Investors named herein, First Union National Bank as Liquidity Agent and Variable Funding Capital Corporation, as an Initial Note Investor, dated as of August 8, 2000.
10.77(n)	Supplemental Indenture No. 1 (Project Brave Limited Partnership) dated as of September 15, 2000.
10.78(n)	Third Amendment to Security Agreement dated as of September 13, 2000.
10.79(n)
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
10.81(o)	Third Amended and Restated Collateral Security Agreement dated as of November 15, 2000.
10.82(o)	Fourth Amendment to Amended and Restated Purchase Agreement dated as of November 15, 2000.
10.83(o)	First Amendment to Servicing Agreement dated as of November 15, 2000.
10.84(o)
Credit Agreement among First Investors Financial Services, Inc., as Borrower, Bank of America, N. A., as the Administrative Agent, Banc of America Securities LLC, as sole lead arranger and sole book manager and the lenders named herein dated as of December 22, 2000.
10.85(o)	Pledge and Security Agreement (Borrower) dated as of December 22, 2000.
10.86(o)	Pledge and Security Agreement (Subsidiaries) dated as of December 22, 2000.
10.87(o)	Pledge and Security Agreement (First Investors (Vermont) Holdings, Inc.) dated as of December 22, 2000.
10.88(o)	Pledge and Security Agreement (First Investors Financial Services Group, Inc.) dated as of December 22, 2000.
10.89(o)	Guaranty (Subsidiary) dated as of December 22, 2000.
10.90(o)	Guaranty (First Investors (Vermont) Holdings, Inc.) dated as of December 22, 2000.
10.91(o)	Guaranty (First Investors Financial Services Group, Inc.) dated as of December 22, 2000.

10.92(o)	Amendment No. 2 To Insurance Agreement for First Investors Auto Receivables Corporation Revolving Automobile Receivables Financing Facility dated as of November 29, 2000.
10.93(o)	Amendment Number 3 To Security Agreement dated as of November 29, 2000.
10.94(o)	Warrant No. 1 to Purchase 111,334 Shares of Common Stock, $.01 par value.
10.95(o)	Warrant No. 2 to Purchase 55,667 Shares of Common Stock, $.01 par value.
10.96(o)	Amendment Number 3 To Purchase Agreement dated as of November 29, 2000.
10.97(o)	Amendment Number 1 To Servicing Agreement dated as of November 29, 2000.
10.98(p)
First Omnibus Amendment to the Transaction Documents dated December 6, 2001 between F.I.R.C., Inc., First Investors Financial Services, Inc., First Investors Servicing Corporation, Bank of America, N.A., First Union Securities, Inc. and Wells Fargo Bank Minnesota, National Association
10.99(p)	Security Agreement dated December 6, 2001 between First Investors Residual Funding L.P. and First Union Securities, Inc.
10.100(p)	Sale and Servicing Agreement dated December 6, 2001 between First Investors Residual Funding L.P., First Investors Financial Services, Inc. and First Union Securities, Inc.
10.101(p)	Note Purchase Agreement dated December 6, 2001 between First Investors Residual Funding L.P, First Union Securities, Inc., First Union National Bank and Variable Funding Capital Corporation
10.102(p)
Asset Purchase Agreement dated December 6, 2001 between First Investors Residual Funding L.P., FIFS Acquisition Funding Company LLC, First Investors Auto Investment Corp. and First Investors Auto Receivables Corporation
10.103(p)	Indenture dated January 1, 2002 between First Investors Auto Owner Trust 2002-A, First Investors Financial Services, Inc. and Wells Fargo Bank Minnesota, National Association
10.104(p)
Sale and Allocation Agreement dated January 1, 2002 between First Investors Auto Owner Trust 2002-A, First Investors Financial Services, Inc., First Investors Servicing Corporation, First Investors Auto Funding Corporation and Wells Fargo Bank Minnesota, National Association
10.105(p)	Amended and Restated Trust Agreement dated January 1, 2002 between First Investors Auto Funding Corporation and Bankers Trust (Delaware)

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
10.107(p)	Amendment No. 3 to Note Purchase Agreement dated January 14, 2002 between First Investors Auto Receivables Corporation and Variable Funding Capital Corporation
10.108(p)
Amendment No. 4 to Security Agreement dated January 14, 2002 between First Investors Auto Receivables Corporation, First Investors Financial Services, Inc., First Investors Servicing Corporation, Variable Funding Capital Corporation, First Union Securities, Inc., MBIA Insurance Corporation and Wells Fargo Bank Minnesota, National Association
21.1(j)	Subsidiaries of the Registrant.
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
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

(b)
Reports On Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. (Registrant)

Date: November 29, 2002	By:	/s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr. President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.

Signature	Title

/s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr.	President and Chief Executive Officer, Director (Principal Executive Officer)
/s/ BENNIE H. DUCK Bennie H. Duck	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JOHN H. BUCK John H. Buck	Director
/s/ ROBERT L. CLARKE Robert L. Clarke	Director
/s/ SEYMOUR M. JACOBS Seymour M. Jacobs	Director
/s/ ROBERTO MARCHESINI Roberto Marchesini	Director
/s/ WALTER A. STOCKARD Walter A. Stockard	Director
/s/ WALTER A. STOCKARD, JR. Walter A. Stockard, Jr.	Director

Date: November 29, 2002

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Tommy A. Moore, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K/A of First Investors Financial Services Group, Inc. (the "Company");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.
The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002

By:	/s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr. Chief Executive Officer

I, Bennie H. Duck, certify that:

1.
I have reviewed this annual report on Form 10-K/A of First Investors Financial Services Group, Inc. (the "Company");

2.
Based on my knowledge, this annualreport does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annualreport our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.
The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002

By:	/s/ BENNIE H. DUCK Bennie H. Duck Chief Financial Officer

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Investors Financial Services Group, Inc.:

        We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 17 to the consolidated financial statements, the consolidated balance sheets as of April 30, 2002 and 2001, and the consolidated statements of shareholders' equity and cash flows for each of the three years in the period ended April 30, 2002, have been restated.

/s/  GRANT THORNTON LLP
Houston, Texas
November 25, 2002

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—APRIL 30, 2001 and 2002

(RESTATED)

	2001	2002
ASSETS
Receivables Held for Investment, net	$247,769,595	$215,242,832
Receivables Acquired for Investment, net	26,121,344	9,019,906
Cash and Short-Term Investments, including restricted cash of $22,539,112 and $23,409,146	23,550,361	23,994,873
Accrued Interest Receivable	3,277,066	3,309,916
Assets Held for Sale	1,501,760	1,314,919
Other Assets:
Funds held under reinsurance agreement	3,192,755	3,434,907
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,827,936 and $4,468,636	4,895,204	4,543,743
Current income taxes receivable	1,851,968	1,403,472
Deferred income taxes receivable	—	529,646
Interest rate derivative positions	—	3,119,200

Total assets	$312,160,053	$265,913,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
Warehouse credit facilities	$168,249,709	$31,213,433
Term Notes	84,925,871	183,259,784
Acquisition term facility	11,126,050	3,670,765
Working capital facility	12,825,000	11,798,520
Other borrowings	—	525,000
Other Liabilities:
Accounts payable and accrued liabilities	3,607,677	2,041,980
Deferred income taxes payable	735,212	—
Interest rate derivative positions	—	5,885,940

Total liabilities	281,469,519	238,395,422

Commitments and Contingencies
Minority Interest	1,586,959	931,558
Shareholders' Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 issued; 5,566,669 outstanding at April 30, 2001 and 5,396,669 outstanding at April 30, 2002	5,567	5,567
Additional paid-in capital	18,639,918	18,678,675
Retained earnings	10,458,090	10,149,078
Accumulated other comprehensive income—unrealized derivative gains (losses), net of taxes	—	(1,731,886)
Less, treasury stock, at cost,—and 170,000 shares	—	(515,000)

Total shareholders' equity	29,103,575	26,586,434

Total liabilities and shareholders' equity	$312,160,053	$265,913,414

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended April 30, 2000, 2001 and 2002

	2000	2001	2002
Interest Income	$40,276,227	$44,364,584	$37,547,770
Interest Expense	16,509,757	20,141,109	13,710,371

Net interest income	23,766,470	24,223,475	23,837,399
Provision for Credit Losses	6,414,572	8,351,234	8,940,601
Loss on Receivables Acquired for Investment and Trust Certificates	—	400,000	1,260,000

Net Interest Income After Provision for Credit Losses	17,351,898	15,472,241	13,636,798

Other Income (Expense):
Late fees and other	2,727,848	2,562,524	1,810,303
Servicing	1,293,502	457,475	—
Unrealized loss on interest rate derivative positions	—	—	(121,349)

Total other income	4,021,350	3,019,999	1,688,954

Operating Expenses:
Salaries and benefits	9,413,424	9,388,866	8,040,897
Other interest expense	1,153,326	1,310,746	784,789
Other	6,139,514	6,896,572	6,664,737

Total operating expenses	16,706,264	17,596,184	15,490,423

Income (Loss) Before Provision (Benefit) for Income Taxes and Minority Interest	4,666,984	896,056	(164,671)

Provision (Benefit) for Income Taxes:
Current	1,214,543	(770,401)	7,615
Deferred	488,906	800,087	(185,235)

Total provision (benefit) for income taxes	1,703,449	29,686	(177,620)
Minority Interest	—	814,724	321,961

Net Income (Loss)	$2,963,535	$51,646	$(309,012)

Basic and Diluted Net Income (Loss) per Common Share	$0.53	$0.01	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For The Years Ended April 30, 2000, 2001 and 2002

(RESTATED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 30, 1999, as previously reported	$5,567	$18,464,918	$8,691,827	$—	$—	$27,162,312
Prior period adjustment	—	—	(1,248,918)	—	—	(1,248,918)

Balance at April 30, 1999, as restated	5,567	18,464,918	7,442,909	—	—	25,913,394
Net income	—	—	2,963,535	—	—	2,963,535

Balance, April 30, 2000, as restated	5,567	18,464,918	10,406,444	—	—	28,876,929
Net income	—	—	51,646	—	—	51,646
Warrants issued	—	175,000	—	—	—	175,000

Balance, April 30, 2001, as restated	5,567	18,639,918	10,458,090	—	—	29,103,575
Comprehensive income (loss):
Net loss	—	—	(309,012)	—	—	(309,012)
Cumulative effect of accounting change, net of tax benefit of $1,437,925	—	—	—	—	(2,501,595)	(2,501,595)
Unrealized gains (losses) on derivatives, net of tax benefit of $28,970	—	—	—	—	(50,400)	(50,400)
Reclassification of earnings, net of taxes of $471,401	—	—	—	—	820,109	820,109

Comprehensive loss						(2,040,898)

Warrants issued	—	38,757	—	—	—	38,757
Treasury stock purchases	—	—	—	(515,000)	—	(515,000)

Balance, April 30, 2002, as restated	$5,567	$18,678,675	$10,149,078	$(515,000)	$(1,731,886)	$26,586,434

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended April 30, 2000, 2001 and 2002

(RESTATED)

	2000	2001	2002
Cash Flows From Operating Activities:
Net income (loss)	$2,963,535	$51,646	$(309,012)
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization expense	4,455,762	5,508,778	5,180,991
Provision for credit losses	6,414,572	8,351,234	8,940,601
Minority Interest	—	814,724	321,961
(Increase) decrease in:
Accrued interest receivable	(948,399)	36,564	(32,850)
Restricted cash	(15,108,997)	57,521	(870,034)
Deferred financing costs and other assets	(2,317,067)	(907,546)	(1,471,793)
Funds held under reinsurance agreement	(1,222,345)	649,886	(242,152)
Due from servicer	14,065,957	—	—
Deferred income taxes receivable	488,906	64,875	(529,646)
Current income tax receivable	197,278	(1,661,128)	448,496
Interest rate derivative positions	—	—	(4,851,086)
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,350,401)	(837,307)	(1,565,697)
Current income taxes payable	—	—	—
Deferred income taxes payable	—	735,212	(735,212)
Interest rate derivative positions	—	—	5,885,940

Net cash provided by operating activities	7,638,801	12,864,459	10,170,507

Cash Flows From Investing Activities:
Purchase of Receivables Held for Investment	(141,305,830)	(115,042,250)	(78,474,896)
Purchase of Receivables Acquired for Investment	—	(17,368,461)	—
Principal payments from Receivables Held for Investment	70,976,931	81,610,503	91,410,942
Principal payments from Receivables Acquired for Investment	19,135,314	13,907,806	16,124,077
Principal payments from Trust Investment Certificates	4,905,824	5,848,688	—
Payments received on Assets Held for Sale	8,192,710	8,588,489	8,089,277
Purchase of furniture and equipment	(102,288)	(472,525)	(571,301)

Net cash provided by (used in) investing activities	(38,197,339)	(22,927,750)	36,578,099

Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	125,652,886	121,811,628	141,764,537
Term Notes	167,969,000	—	159,036,000
Working capital facility	14,865,000	200,000	13,500,000
Other borrowings	—	—	525,000
Principal payments made on—
Warehouse credit facilities	(224,657,414)	(31,106,808)	(278,800,813)
Term Notes	(16,864,721)	(66,178,408)	(60,702,087)
Acquisition term facility	(29,525,584)	(15,085,737)	(7,455,285)
Working capital facility	(8,800,000)	(675,000)	(14,526,480)
Treasury stock purchased	—	—	(515,000)

Net cash provided by (used in) financing activities	28,639,167	8,965,675	(47,174,128)

Decrease in Cash and Short-Term Investments.	(1,919,371)	(1,097,616)	(425,522)
Cash and Short-Term Investments at Beginning of Period	4,028,236	2,108,865	1,011,249

Cash and Short-Term Investments at End of Period	$2,108,865	$1,011,249	$585,727

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for—
Interest	$15,815,121	$19,517,326	$13,330,558
Income taxes	1,017,265	890,727	(474,918)
Non-cash financing activities—
Exchange of warrants for financing fees	$—	$175,000	$38,757

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2000, 2001 and 2002

(RESTATED)

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

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significantestimates used by the Company relate to the allowance for credit losses and nonaccretable difference. See Notes 3 and 4. Actual results could differ from those estimates.

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

        Receivables Acquired for Investment.    In connection with loans that were acquired in a portfolio purchase, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the loan's contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan's expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan. The fiscal year 2000 contractual payments receivable was net of an estimate of future cash flows that were to be sold to the limited partner. For April 30, 2001 and 2002, and in conjunction with formation of the Partnership, the contractual payments receivable does not net estimated future cash flows payable to others and instead such amounts are included as minority interest. See Note 7—Acquisition Facility.

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

Additionally, the Company owned spread accounts held by the trustee for the benefit of the trust's noteholders. Such amounts were classified as Restricted Cash as of April 30, 2000. On September 15, 2000, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1997-1. Accordingly, the Company acquired $8,110,849 in outstanding receivables from the trust and borrowed $6,408,150 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,874,689 in senior notes and redeem $1,033,456 of the trust certificates. On March 15, 2001, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Trust 1998-1. Accordingly, the Company acquired $9,257,612 in outstanding receivables from the trust and borrowed $7,174,509 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,997,615 in senior notes and redeem $1,946,177 of the trust certificates. The receivables purchased were used as collateral to secure the FIACC borrowing with any residual cash flow generated by the receivables pledged to the Partnership. A loss of $400,000 was recorded on the Investment in Trust Certificates during year ended April 30, 2001, attributable to the impact of the weakened economic conditions. The net loss to the Company, after minority interest effects, was $280,000. Effective with the call dates of the securitizations, these assets were included in Receivables Acquired for Investment.

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

        Derivatives.    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133".

        Effective May 1, 2001, the Company adopted SFAS No. 133 concurrently with SFAS No. 138. Accordingly, the Company designated three interest rate swaps and one interest rate cap having an aggregate notional amount as of May 1, 2001 of $130,165,759 as cash flow hedges as defined under SFAS 133. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of $(2,501,595), net of a tax benefit of $1,437,925, as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives as of May 1, 2001. The equity adjustment is classified as other comprehensive income (loss) and the derivative liability is classified in the interest rate derivative positions liability. Over a period ending in April 2004, the maturity date of the final swap, the Company will reclassify into earnings substantially all of the transition adjustment originally recorded. Over the next twelve months, the Company expects to reclassify into earnings approximately $827,797, net of taxes of $475,820, of the transition adjustment. In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001 (see Note 5), the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS 133. Accordingly, subsequent to May 31, 2001, the Company recorded the change in the fair value of this derivative as an unrealized loss on interest rate derivative positions in the current period. The Company also established guidelines for measuring the effectiveness of its hedging positions periodically in accordance with the enacted policy. For the period beginning May 1, 2001, changes in the fair value of the Company's open hedging positions, which have been designated as cash flow hedges, resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders' equity through other comprehensive income (loss), net of taxes, with an offsetting entry to a interest rate hedging position asset or liability. In addition, to the extent that all or a portion of the Company's hedging positions are deemed to be ineffective in accordance with the Company's measurement policy, the amount of any ineffectiveness is recorded through net income. The net effect of the mark-to-market adjustments for the twelve months ending April 30, 2002 was to increase other comprehensive income by $50,400, net of taxes of $28,970.

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

3.    Receivables Held for Investment

        The receivables generally have terms of 60 months and are collateralized by the underlying vehicles. Net receivable balances consisted of the following at April 30, 2001 and 2002:

	2001	2002
Receivables	$244,684,343	$212,926,747
Unamortized premium and deferred fees	5,774,029	4,654,710
Allowance for credit losses	(2,688,777)	(2,338,625)

Net receivables	$247,769,595	$215,242,832

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

Year ending April 30—
2003	$56,948,258
2004	67,820,528
2005	80,768,475
2006	7,389,486

$212,926,747

        Activity in the allowance for credit losses for the years ended April 30, 2001 and 2002 was as follows:

	2001	2002
Balance, beginning of year	$2,133,994	$2,688,777
Provision for credit losses	8,351,234	8,940,601
Charge-offs, net of recoveries	(7,796,451)	(9,290,753)

Balance, end of year	$2,688,777	$2,338,625

4.    Receivables Acquired for Investment

        Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2001 and 2002:

	2001	2002
Contractual payments receivable from Receivables Acquired for Investment purchased at a discount relating to credit quality	$31,892,326	$11,912,032
Nonaccretable difference	(2,735,961)	(1,733,298)
Accretable yield	(3,035,021)	(1,158,828)

Receivables Acquired for Investment purchased at a discount relating to credit quality, net	$26,121,344	$9,019,906

        The carrying amount of Receivables Acquired for Investment is net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has estimated that it would be unable to collect.

	Nonaccretable Difference	Accretable Yield
Balance at April 30, 2000	$5,387,268	$3,922,371
Accretion	—	(3,738,549)
Additions	2,279,834	1,534,541
Eliminations	(4,758,993)	—
Consolidation of partnership	—	1,144,510
Reclassifications	(172,148)	172,148

Balance at April 30, 2001	2,735,961	3,035,021
Accretion	—	(2,705,029)
Additions	1,288,885	—
Eliminations	(1,462,712)	—
Reclassifications	(828,836)	828,836

Balance at April 30, 2002	$1,733,298	$1,158,828

        Additions to accretable yield and nonaccretable difference for the year ended April 30, 2001 relate to the repurchase of ALAC Automobile Receivables Owner Trust 1997-1 and ALAC Automobile

Receivables Trust 1998-1. See Note 7—FIACC Commercial Paper Facility. For the year ended April 30, 2001, additions to nonaccretable difference also include a loss on the Trust Certificates of $400,000. The write down was attributable to a .81% increase in the cumulative loss rate as it became apparent that the frequency and severity of losses were continuing to be higher than originally anticipated due to softened economic conditions and lower recovery rates on the collateral.

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

        Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period. The change in accretable yield includes reclassifications from nonaccretable difference for cash flows expected to be collected in excess of previous estimates. Accretable yield also increased for the year ended April 30, 2001 due to the creation of the Partnership on August 8, 2000 to share income from Receivables Acquired for Investment with a limited partner. Partnership income accrues through accretable yield and the limited partner's portion is accounted for as a minority interest. Prior to August 8, 2000, contractual payments receivable was net of an estimate of future cash flows that were to be sold to a limited partner. See Note 7—Acquisition Facility. For the year ending April 30, 2002, the increase in accretable yield through reclassifications results from increasing the expected term of the remaining cash flow in order to allow for collections on charged off receivables. By extending the cash flow projection model life, accretable yield must be increased to provide for future income.

        Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30—
2003	$9,253,816
2004	1,840,408
2005	817,808

$11,912,032

5.    Restricted Cash

        The components of restricted cash at April 30, 2001 and 2002 are as follows:

	2001	2002
Collection and lockbox balances	$14,624,692	$12,534,808
Funds held in trust for receivable fundings	920,572	913,213
Warehouse credit facility and Term Note reserves (Note 7)	5,665,961	8,239,353
Mark to market collateral account	1,048,756	1,471,772
Dealer reserve	29,131	—
Other	250,000	250,000

Total restricted cash	$22,539,112	$23,409,146

6.    Deferred Financing Costs and Other Assets

        The components of deferred financing costs and other assets at April 30, 2001 and 2002 are as follows:

	2001	2002
Deferred financing costs, net	$1,907,556	$2,476,020
Furniture and equipment, net	1,032,059	814,216
Software, net	284,336	608,060
Accounts receivable	480,769	30,546
Other, net	1,190,484	614,901

Total	$4,895,204	$4,543,743

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

        On November 14, 2001, the facility was renewed to December 7, 2001. On December 7, 2001, the Company entered into an agreement with First Union National Bank to extend the maturity date of the facility until December 5, 2002. In conjunction with this renewal, First Union assumed the role of agent and increased its commitment to $50 million from $20 million. Additionally, the total commitment was increased to $75 million on November 15, 2002 to accommodate higher originations. There were no other material changes to the terms and conditions of the facility. Under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond December 5, 2002, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity.

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

        The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $150 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. The Company is not a guarantor of, or otherwise a party to, such commercial paper. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to ..35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. At April 30, 2001, the Company had borrowings of $121,808,808 outstanding under the commercial paper facility with a weighted average interest rate, including the effect of program fees, dealer fees, and hedge instruments, as applicable, of 6.60 percent. The Company had no outstanding borrowings under the FIARC facility as of April 30, 2002.

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

8.    Income Taxes

        The temporary differences which give rise to deferred tax assets are as follows at April 30, 2001 and 2002, respectively:

	2001	2002
Deferred tax assets
Allowance for credit losses	$790,806	$640,904
Net operating loss carryforward	273,226	142,671
Derivatives	—	1,003,858
Accrued expenses	283,002	354,137

	1,347,034	2,141,570

Deferred tax liabilities
Receivables Held for Investment, net	(769,447)	(780,480)
Receivables Acquired for Investment, net and Investment in Trust Certificates	(1,312,799)	(831,444)

	(2,082,246)	(1,611,924)

Net deferred tax assets (liabilities)	$(735,212)	$529,646

        The provision (benefit) for income taxes on income before income taxes and minority interest for the years ended April 30, 2000, 2001 and 2002, consists of the following:

	2000	2001	2002
Current—
Federal	$925,003	$(771,947)	$—
State	289,540	1,546	7,615

	$1,214,543	$(770,401)	$7,615

Deferred—
Federal	$584,694	$799,264	$(173,503)
State	(95,788)	823	(11,732)

	$488,906	$800,087	$(185,235)

        The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 2000, 2001 and 2002.

	2000	2001	2002
Income tax—statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	2.5	2.0	2.0
Minority Interest	—	(33.2)	71.4
Non-deductible expenses	.1	.5	.5
Tax free income	(.1)	—	—

Effective income tax rate	36.5%	3.3%	107.9%

9.    New Accounting Pronouncements

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

10.  Credit Risks

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

11.  Market Risks

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

12.  Fair Value of Financial Instruments

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

	April 30, 2001		April 30, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets—
Receivables Held for Investment	$244,684,343	$252,013,955	$212,926,747	$217,226,131
Financial liabilities—
Term Notes	$84,925,871	$79,127,741	$183,259,784	$183,414,459
	Notional Amount	Fair Value	Notional Amount	Fair Value
Financial instruments—
Swap agreements	$128,853,111	$(3,964,157)	$203,655,085	$(2,766,740)
Cap agreements	$1,332,648	$28,182	$5,111,833	$42

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

13.  Defined Contribution Plan

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

14.  Shareholders' Equity

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

        A summary of the status of the Company's stock option plans for the years ended April 30, 2000, 2001 and 2002 is presented below:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at April 30, 1999	144,500	$8.99
Granted	5,000	$5.25
Forfeited	(10,000)	$9.19

Outstanding at April 30, 2000	139,500	$8.85
Granted	224,500	$4.52
Forfeited	(1,000)	$7.38

Outstanding at April 30, 2001	363,000	$6.18
Forfeited	(32,500)	$6.40

Outstanding at April 30, 2002	330,500	$6.16

Options available for future grants at April 30, 2002	39,500

	Fiscal
	2000	2001	2002
Options exercisable at end of year	80,300	166,054	188,700
Weighted average exercise of options exercisable	$9.75	$7.93	$7.25
Weighted average fair value of options granted	$3.24	$2.57	NA

        Following is a summary of the status of options outstanding at April 30, 2002:

Range of Exercise Price	Weighted Average Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Contractual Life in Years
$4.75	$4.75	50,000	50,000	(1)
$11.00	$11.00	20,000	20,000	(1)
$4.00 - $5.25	$4.48	167,000	36,400	8.45
$6.75 - $7.38	$7.25	53,500	42,300	5.38
$11.00	$11.00	40,000	40,000	3.36

		330,500	188,700

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

        The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

		Fiscal
		2000	2001	2002
Net Income (Loss)	As Reported	$2,963,535	$51,646	$(309,012)
	Pro Forma	$2,915,210	$(95,415)	$(367,039)
Basic and Diluted Net Income (Loss) Per Common Share	As Reported	$0.53	$0.01	$(0.06)
	Pro Forma	$0.52	$(0.02)	$(0.07)

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

        The following weighted-average assumptions were used:

	Fiscal
	2000	2001	2002
Risk free interest rate	6.45%	5.07%	No grants
Expected life of options in years	10	10	No grants
Expected stock price volatility	37%	35%	No grants
Expected dividend yield	0%	0%	No grants

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

15.  Commitments and Contingencies

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

Year ending April 30—
2003	$828,468
2004	863,725
2005	768,150
2006	574,839
2007	585,459
Thereafter	97,874

16.  Earnings Per Share

        Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 2000, 2001 and 2002 are as follows:

	For the Year Ended April 30,
	2000	2001	2002
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,566,669	5,566,669	5,510,068
Effect of dilutive stock options and warrants	484	1,618	—

Weighted average shares outstanding for diluted earnings per share	5,567,153	5,568,287	5,510,068

        At April 30, 2002, the Company had 464,487 employee stock options and warrants and 70,000 director options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

17.  Restatement

        The Company has restated its consolidated financial statements for the years ended April 30, 2000, 2001 and 2002. This amended Form 10-K/A includes all adjustments relating to the restatement for all prior periods covered by this report.

        The restatement is a result of certain prior period misstatements that were discovered by the Company as it was performing additional control procedures adopted during the first quarter 2003 period at the request of its new accounting firm, Grant Thornton LLP. The restatement impacted certain restricted cash, deferred expenses, receivables held for investment, and tax balances as reported, but it did not affect the Company's free liquidity position or debt position. In July 1999, the Company converted its loan portfolio from a third party servicer to an in house system. Due to reporting issues with the in house system, the misstatements that led to the writedown were not immediately known. The Company continued utilizing the in house system until December 2000, at which time the Company abandoned the in house system and began using a third party service bureau. While on the in house system, the Company posted numerous manual entries in an effort to capture accurate financial results. Due to errors in these manual entries, the majority of the portfolio shortfall from the conversion was transferred to restricted cash. The total adjustment of $1,966,800 should have been identified upon conversion from the third party servicer to the in house system in July 1999 but, because of issues with the in house system, it was not noted until the first quarter of 2003. Due to incomplete data being provided by the previous third party servicer, the amount of the adjustment cannot be calculated for individual years affected by the adjustment. Accordingly, the adjustment has been reflected as an adjustment to retained earnings as of April 30, 1999. Restricted cash, deferred expenses, receivables held for investment, and tax balances have been adjusted for the restatement for all applicable years. Other than the adjustment that should have been noted at conversion, no material errors resulted through the application of the additional controls to fiscal years after April 30, 1999. The restatement was previously reported in the Company's Form 10-Q for the quarterly period ended July 31, 2002; however, the Company intends to file an amendment for additional items noted subsequent to the filing of the Form 10-Q.

18.  Quarterly Financial Data (Unaudited)

        The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2002.

	For the Three Months Ended,
	July 31, 2001	October 31, 2001	January 31, 2002	April 30, 2002
Interest Income	$10,263,225	$9,819,413	$9,094,845	$8,370,287
Interest Expense	4,218,029	3,507,996	2,817,377	3,166,969
Net Income (Loss)	453,309	476,742	(681,144)	(557,919)
Basic and Diluted Net Income (Loss) per Common Share	$0.08	$0.09	$(0.12)	$(0.10)

        The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2001.

	For the Three Months Ended,
	July 31, 2000	October 31, 2000	January 31, 2001	April 30, 2001
Interest Income	$10,989,191	$11,601,863	$11,407,967	$10,365,563
Interest Expense	5,090,998	5,079,741	5,092,333	4,878,037
Net Income (Loss)	494,598	504,963	385,057	(1,332,972)
Basic and Diluted Net Income (Loss) per Common Share	$0.09	$0.09	$0.07	$(0.24)

QuickLinks

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES FORM 10-K/A APRIL 30, 2002 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Part III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Part IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS—APRIL 30, 2001 and 2002 (RESTATED)
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For The Year Ended April 30, 2000, 2001 and 2002
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For The Years Ended April 30, 2000, 2001 and 2002 (RESTATED)
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Year Ended April 30, 2000, 2001 and 2002 (RESTATED)
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2000, 2001 and 2002 (RESTATED)