Form 10-Q/A
period 2002-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2002-11-29
CIK 948034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
AND SUBSIDIARIES

FORM 10-Q/A

JULY 31, 2002

TABLE OF CONTENTS

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—APRIL 30, 2002 AND JULY 31, 2002

	April 30, 2002 (Restated)	July 31, 2002 (Unaudited/ Restated)
ASSETS
Receivables Held for Investment, net	$215,242,832	$213,411,676
Receivables Acquired for Investment, net	9,019,906	6,827,231
Cash and Short-Term Investments, including restricted cash of $23,409,146 and $23,953,775	23,994,873	24,681,386
Accrued Interest Receivable	3,309,916	3,445,622
Assets Held for Sale	1,314,919	1,311,128
Other Assets:
Funds held under reinsurance agreement	3,434,907	3,755,000
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,468,636 and $4,642,510	4,543,743	4,180,260
Current income taxes receivable, net	1,403,472	1,153,629
Deferred income taxes receivable, net	529,646	579,782
Interest rate derivative positions	3,119,200	4,643,644

Total assets	$265,913,414	$263,989,358

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
Warehouse credit facilities	$31,213,433	$52,716,131
Term Notes	183,259,784	160,471,277
Acquisition term facility	3,670,765	2,235,524
Working capital facility	11,798,520	10,963,073
Other borrowings	525,000	1,746,280
Other Liabilities:
Accounts payable and accrued liabilities	2,041,980	2,055,087
Interest rate derivative positions	5,885,940	7,084,001

Total liabilities	238,395,422	237,271,373

Commitments and Contingencies
Minority Interest	931,558	1,036,923
Shareholders' Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 shares issued; 5,396,669 outstanding at April 30, 2002 and 5,026,269 outstanding at July 31, 2002	5,567	5,567
Additional paid-in capital	18,678,675	18,678,675
Retained earnings	10,149,078	10,292,771
Accumulated other comprehensive income—unrealized derivative gains (losses), net of taxes	(1,731,886)	(1,520,086)
Less, treasury stock, at cost, 170,000 and 540,400 shares	(515,000)	(1,775,865)

Total shareholders' equity	26,586,434	25,681,062

Total liabilities and shareholders' equity	$265,913,414	$263,989,358

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

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

For the Three Months Ended July 31, 2002
(Unaudited/Restated)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 30, 2002, as previously reported	$5,567	$18,678,675	$11,397,996	$(515,000)	$(1,731,886)	$27,835,352
Prior period adjustment	—	—	(1,248,918)	—	—	(1,248,918)

Balance at April 30, 2002, as restated	5,567	18,678,675	10,149,078	(515,000)	(1,731,886)	26,586,434
Comprehensive income:
Net income	—	—	143,693	—	—	143,693
Unrealized gains on derivatives, net of taxes of $2,788	—	—	—	—	4,851	4,851
Reclassification of earnings, net of taxes of $118,955	—	—	—	—	206,949	206,949
Comprehensive income	—	—	—	—	—	355,493
Treasury stock purchases	—	—	—	(1,260,865)	—	(1,260,865)

Balance at July 31. 2002, as restated	$5,567	$18,678,675	$10,292,771	$(1,775,865)	$(1,520,086)	$25,681,062

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2001 and 2002

(Restated)

	2001	2002
Cash Flows From Operating Activities:
Net income	$453,309	$143,693
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization expense	1,248,500	998,081
Provision for credit losses	1,793,750	2,368,550
Minority Interest	261,053	102,091
(Increase) decrease in:
Accrued interest receivable	154,503	(135,707)
Restricted cash	(667,377)	(544,629)
Deferred financing costs and other assets	(173,922)	2,647
Funds held under reinsurance agreement	66,984	(320,093)
Deferred income taxes receivable	—	(50,136)
Current income tax receivable	(70,582)	249,843
Interest rate derivative positions	—	(1,190,901)
Increase (decrease) in:
Accounts payable and accrued liabilities	(586,558)	13,107
Deferred income taxes payable	328,209	—
Interest rate derivative positions	—	1,198,061

Net cash provided by operating activities	2,807,869	2,834,607

Cash Flows From Investing Activities:
Purchase of Receivables Held for Investment	(19,569,073)	(24,110,092)
Principal payments from Receivables Held for Investment	25,083,145	21,076,705
Principal payments from Receivables Acquired for Investment	4,400,140	1,976,079
Payments received on Assets Held for Sale	1,677,513	1,966,822
Purchase of furniture and equipment	(263,610)	(6,155)

Net cash provided by investing activities	11,328,115	903,359

Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	19,166,370	34,281,433
Other borrowings	—	1,221,280
Principal payments made on—
Warehouse credit facilities	(17,187,498)	(12,778,735)
Term Notes	(13,033,776)	(22,788,507)
Acquisition term facility	(1,930,451)	(1,435,241)
Working capital facility	(975,000)	(835,447)
Treasury stock purchased	—	(1,260,865)

Net cash used in financing activities	(13,960,355)	(3,596,082)

Increase in Cash and Short-Term Investments.	175,629	141,884
Cash and Short-Term Investments at Beginning of Period	1,011,249	585,727

Cash and Short-Term Investments at End of Period	$1,186,878	$727,611

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$4,152,592	$2,747,836
Income taxes	2,706	4,631
Non-cash financing activities—
Exchange of warrants for financing fees	$38,757	$—

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

        Reclassifications.    Certain reclassifications have been made to the fiscal 2002 amounts to conform with the fiscal 2003 presentation.

3. Receivables Held for Investment

        Net receivables consisted of the following:

	April 30, 2002	July 31, 2002
Receivables	$212,926,747	$211,050,388
Unamortized premium and deferred fees	4,654,710	4,681,406
Allowance for credit losses	(2,338,625)	(2,320,118)

Net receivables	$215,242,832	$213,411,676

        Activity in the allowance for credit losses was as follows:

	For the Three Months Ended July 31,
	2001	2002
Balance, beginning of period	$2,688,777	$2,338,625
Provision for credit losses	1,793,750	2,368,550
Charge-offs, net of recoveries	(1,896,208)	(2,387,057)

Balance, end of period	$2,586,319	$2,320,118

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

7. Restatement

        First Investors Financial Services Group, Inc. amended its 2002 financial statements on Form 10-K to correct for certain prior period misstatements that were discovered by the Company as it was performing some additional control procedures adopted during the first quarter 2003 period at the request of its new auditing firm, Grant Thornton LLP. The restatement did not affect net income for the first quarter 2003 or fiscal year 2002. In the restatement, the Company reduced restricted cash by $1,550,651, reduced unamortized premium on receivables held for investment by $416,149, and reduced retained earnings by $1,248,918 (after-tax) to reflect the prior period adjustment. While the misstatement impacted certain restricted cash accounts as reported, it did not affect cash collected on the Company's portfolio of receivables and does not affect the Company's free liquidity position or debt position. Book value per share, which was $4.92 (restated) as of April 30, 2002, was $5.11 per share as of July 31, 2002 as a result of net income for the first quarter 2003 period and lower shares outstanding as a result of 370,400 shares repurchased during the first quarter under the Company's share repurchase program.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

        First Investors Financial Services Group, Inc. amended its 2002 financial statements on Form 10-K to correct for certain prior period misstatements that were discovered by the Company as it was performing some additional control procedures adopted during the first quarter 2003 period at the request of its new auditing firm, Grant Thornton LLP. The restatement did not affect net income for the first quarter 2003 or fiscal year 2002. In the restatement, the Company reduced restricted cash by $1,550,651, reduced unamortized premium on receivables held for investment by $416,149, and reduced retained earnings by $1,248,918 (after-tax) to reflect the prior period adjustment. While the misstatement impacted certain restricted cash accounts as reported, it did not affect cash collected on the Company's portfolio of receivables and does not affect the Company's free liquidity position or debt position. Book value per share, which was $4.92 (restated) as of April 30, 2002, was $5.11 per share as of July 31, 2002 as a result of net income for the first quarter 2003 period and lower shares outstanding as a result of 370,400 shares repurchased during the first quarter under the Company's share repurchase program.

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

        The Company funds the purchase price of the receivables through the use of a $75 million warehouse credit facility provided to F.I.R.C., Inc. ("FIRC") a wholly-owned special purpose financing subsidiary of the Company. The current FIRC credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. Receivables that have accumulated in the FIRC credit facility may be transferred to a commercial paper conduit facility at the option of the Company. Credit enhancement for the warehouse lenders is provided by an Auto Loan Protection Insurance ("ALPI") policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company's captive insurance subsidiary.

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

        The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

	As of or for the Three Months Ended July 31,
	2001		2002
	Number	Amount	Number	Amount
Receivables Held for Investment:
Delinquent amount outstanding(1):
30-59 days	313	$3,782	196	$2,409
60-89 days	144	1,731	136	1,668
90 days or more	248	3,140	348	3,811

Total delinquencies	705	$8,653	680	$7,888
Total delinquencies as a percentage of
Outstanding receivables	3.6%	3.7%	3.7%	3.7%
Net charge-offs as a percentage of average
Receivables outstanding during the period(2)		3.2%		4.5%

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

*10.109	—	2002 Non-Employee Director Stock Option Plan dated July 18, 2002
99.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously Filed

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

First Investors Financial Services Group, Inc. (Registrant)
Date: November 29, 2002	By:	/s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr. President and Chief Executive Officer
Date: November 29, 2002	By:	/s/ BENNIE H. DUCK Bennie H. Duck Secretary, Treasurer and Chief Financial Officer

Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Tommy A. Moore, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of First Investors Financial Services Group, Inc. (the "Company");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002

                      By: /s/ TOMMY A. MOORE, JR.
                      Tommy A. Moore, Jr.
                      Chief Executive Officer

I, Bennie H. Duck, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of First Investors Financial Services Group, Inc. (the "Company");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002

                      By: /s/ BENNIE H. DUCK
                      Bennie H. Duck
                      Chief Financial Officer

QuickLinks

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES FORM 10-Q/A JULY 31, 2002 TABLE OF CONTENTS
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS—APRIL 30, 2002 AND JULY 31, 2002
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended July 31, 2001 and 2002 (Unaudited)
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME For the Three Months Ended July 31, 2002 (Unaudited/Restated)
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended July 31, 2001 and 2002 (Restated)
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED RESTATED CONSOLIDATED FINANCIAL STATEMENTS July 31, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Restatement
  General
  Net Interest Income
  Results of Operations
  Liquidity and Capital Resources
  Delinquency and Credit Loss Experience
  Forward Looking Information
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934