Form 10-Q
period 2002-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2002-12-12
CIK 948034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
or
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At November 29, 2002
Common Stock-$.001 Par Value	5,026,269

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
AND SUBSIDIARIES

FORM 10-Q

OCTOBER 31, 2002

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—APRIL 30, 2002 AND OCTOBER 31, 2002

	April 30, 2002 (Audited)	October 31, 2002 (Unaudited)
ASSETS
Receivables Held for Investment, net	$215,242,832	$212,025,899
Receivables Acquired for Investment, net	9,019,906	5,026,312
Cash and Short-Term Investments, including restricted cash of $23,409,146 and $21,290,608	23,994,873	21,317,633
Accrued Interest Receivable	3,309,916	3,306,501
Assets Held for Sale	1,314,919	1,017,865
Other Assets:
Funds held under reinsurance agreement	3,434,907	3,477,161
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,468,636 and $5,042,115	4,543,743	3,920,659
Current income taxes receivable	1,403,472	971,675
Deferred income taxes receivable	529,646	614,917
Interest rate derivative positions	3,119,200	5,088,006

Total assets	$265,913,414	$256,766,628

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
Warehouse credit facilities	$31,213,433	$68,836,103
Term Notes	183,259,784	138,955,207
Acquisition term facility	3,670,765	1,002,792
Working capital facility	11,798,520	10,507,201
Other borrowings	525,000	1,746,280
Other Liabilities:
Accounts payable and accrued liabilities	2,041,980	1,641,837
Interest rate derivative positions	5,885,940	7,073,179

Total liabilities	238,395,422	229,762,599

Commitments and Contingencies
Minority Interest	931,558	1,067,527
Shareholders' Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 shares issued; 5,396,669 outstanding at April 30, 2002 and 5,026,269 outstanding at October 31, 2002	5,567	5,567
Additional paid-in capital	18,678,675	18,678,675
Retained earnings	10,149,078	10,338,903
Accumulated other comprehensive income—unrealized derivative gains (losses), net of taxes	(1,731,886)	(1,310,778)
Less, treasury stock, at cost, 170,000 and 540,400 shares	(515,000)	(1,775,865)

Total shareholders' equity	26,586,434	25,936,502

Total liabilities and shareholders' equity	$265,913,414	$256,766,628

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended October 31, 2001 and 2002

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2001	2002	2001	2002
Interest Income	$9,819,413	$8,145,189	$20,082,638	$16,656,526
Interest Expense	3,507,996	2,693,481	7,726,025	5,575,569

Net interest income	6,311,417	5,451,708	12,356,613	11,080,957
Provision for Credit Losses	1,910,050	2,270,000	3,703,800	4,638,550

Net Interest Income After Provision for Credit Losses	4,401,367	3,181,708	8,652,813	6,442,407
Other Income:
Late fees and other	436,071	350,292	983,186	682,430
Unrealized loss on interest rate derivative positions	(99,936)	(85,282)	(99,936)	(122,438)

Total other income	336,135	265,010	883,250	559,992
Operating Expenses:
Salaries and benefits	1,977,486	1,789,993	3,990,660	3,638,833
Other interest expense	194,555	178,107	432,885	340,154
Other	1,633,363	1,376,961	3,205,724	2,593,375

Total operating expenses	3,805,404	3,345,061	7,629,269	6,572,362

Income Before Provision for Income Taxes and Minority Interest	932,098	101,657	1,906,794	430,037
Provision (Benefit) for Income Taxes:
Current	167,560	181,966	99,685	(28,564)
Deferred	106,705	(155,449)	434,913	137,676

Total provision for income taxes	274,265	26,517	534,598	109,112
Minority Interest	181,091	29,009	442,145	131,100

Net Income	$476,742	$46,131	$930,051	$189,825

Basic and Diluted Net Income per Common Share	$0.09	$0.01	$0.17	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

For the Six Months Ended October 31, 2002

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 30, 2002	$5,567	$18,678,675	$10,149,078	$(515,000)	$(1,731,886)	$26,586,434
Comprehensive income:
Net income	—	—	189,825	—	—	189,825
Unrealized gains on derivatives, net of taxes of $4,145	—	—	—	—	7,212	7,212
Reclassification of earnings, net of taxes of $237,909	—	—	—	—	413,896	413,896

Comprehensive income	—	—	—	—	—	610,933

Treasury stock purchases	—	—	—	(1,260,865)	—	(1,260,865)

Balance at October 31, 2002	$5,567	$18,678,675	$10,338,903	$(1,775,865)	$(1,310,778)	$25,936,502

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2001 and 2002

(Unaudited)

	2001	2002
Cash Flows From Operating Activities:
Net income	$930,051	$189,825
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization expense	2,341,975	1,908,358
Provision for credit losses	3,703,800	4,638,550
Minority Interest	442,145	131,100
(Increase) decrease in:
Accrued interest receivable	(216,603)	3,415
Restricted cash	1,243,234	2,118,538
Deferred financing costs and other assets	563,641	20,606
Funds held under reinsurance agreement	(302,351)	(42,254)
Deferred income taxes receivable	(589,586)	(85,271)
Current income tax receivable	96,978	431,797
Interest rate derivative positions	(4,809,506)	(1,547,699)
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,057,515)	(400,143)
Deferred income taxes payable	(195,486)	—
Interest rate derivative positions	6,166,807	1,187,239

Net cash provided by operating activities	8,317,584	8,554,061

Cash Flows From Investing Activities:
Purchase of Receivables Held for Investment	(36,749,840)	(46,293,981)
Principal payments from Receivables Held for Investment	47,329,831	40,537,738
Principal payments from Receivables Acquired for Investment	8,467,397	3,998,464
Payments received on Assets Held for Sale	3,442,867	3,443,007
Purchase of furniture and equipment	(480,461)	(117,207)

Net cash provided by investing activities	22,009,794	1,568,021

Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	37,137,465	73,567,506
Other borrowings	—	1,221,280
Principal payments made on—
Warehouse credit facilities	(36,639,454)	(35,944,836)
Term Notes	(25,181,424)	(44,304,577)
Acquisition term facility	(3,816,599)	(2,667,973)
Working capital facility	(1,650,000)	(1,291,319)
Treasury stock purchased	—	(1,260,865)

Net cash used in financing activities	(30,150,012)	(10,680,784)

Increase (Decrease) in Cash and Short-Term Investments.	177,366	(558,702)
Cash and Short-Term Investments at Beginning of Period	1,011,249	585,727

Cash and Short-Term Investments at End of Period	$1,188,615	$27,025

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$7,835,884	$5,294,926
Income taxes	2,706	4,643
Non-cash financing activities—
Exchange of warrants for financing fees	$38,757	$—

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2002

1.    The Company

        Organization.    First Investors Financial Services Group, Inc. (First Investors) together with its wholly- and majority-owned subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of October 31, 2002, approximately 26 percent of Receivables Held for Investment had been originated in Texas. The Company currently operates in 28 states.

        On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables acquired for investment. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management. The Company performs servicing and collection functions on loans originated from 31 states on a managed receivables portfolio of $213 million as of October 31, 2002.

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

        The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of October 31, 2002, and the results of its operations for the three and six months ended October 31, 2001 and 2002, and its cash flows for the six months ended October 31, 2001 and 2002.

        The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K/A filed November 29, 2002.

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

        Reclassifications.    Certain reclassifications have been made to the fiscal 2002 amounts to conform with the fiscal 2003 presentation.

3.    Receivables Held for Investment

        Net receivables consisted of the following:

	April 30, 2002	October 31, 2002
Receivables	$212,926,747	$209,431,340
Unamortized premium and deferred fees	4,654,710	4,814,429
Allowance for credit losses	(2,338,625)	(2,219,870)

Net receivables	$215,242,832	$212,025,899

        Activity in the allowance for credit losses was as follows:

	For the Six Months Ended October 31,
	2001	2002
Balance, beginning of period	$2,688,777	$2,338,625
Provision for credit losses	3,703,800	4,638,550
Charge-offs, net of recoveries	(3,910,883)	(4,757,305)

Balance, end of period	$2,481,694	$2,219,870

4.    Receivables Acquired for Investment

        Receivables Acquired for Investment are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. These loans that were purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2002 and October 31, 2002:

	April 30, 2002	October 31, 2002
Contractual payments receivable from Receivables Acquired for Investment purchased at a discount relating to credit quality	$11,912,032	$6,343,695
Nonaccretable difference	(1,733,298)	(493,123)
Accretable yield	(1,158,828)	(824,260)

Receivables Acquired for Investment purchased at a discount relating to credit quality, net	$9,019,906	$5,026,312

        The carrying amount of Receivables Acquired for Investment is net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

	Nonaccretable Difference	Accretable Yield
Balance at April 30, 2002	$1,733,298	$1,158,828
Accretion	—	(448,431)
Eliminations	(1,126,312)	—
Reclassifications	(113,863)	113,863

Balance at October 31, 2002	$493,123	$824,260

        Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended October 31, 2002. The increase in accretable yield results from slight improvement in forecasted loss rates coupled with an increase the remaining term of the underlying receivables. Since the loans are liquidating at a slower pace than anticipated, the cash flow projection model must be extended and accretable yield must be provided for the extended periods.

5.    Debt

        The Company finances the acquisition of its receivables portfolio through two warehouse credit facilities. The Company's credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes ("Term Notes") secured by discrete pools of receivables. Proceeds from the two note issuances were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company's secured borrowings including the effect of program fees, dealer fees and other comprehensive income (loss) amortization was 5.1% and 5.3% for the three-month and six-month periods ending October 31, 2002, respectively. The weighted average interest rate for the Company's secured borrowings including the effect of program fees, dealer fees and derivative instruments was 5.9% and 6.3% for the three-month and six-month periods ending October 31, 2001, respectively.

        FIRC Credit Facility.    The primary source of initial acquisition financing for receivables has been provided through a syndicated warehouse credit facility agented by Wachovia Securities. The borrowing base is defined as the sum of the principal balance of the receivables pledged and the amount on deposit with the Company to fund receivables to be acquired. The Company is required to maintain a cash reserve account based on a percentage which varies based on the origination source of the receivables securing the facility. Borrowings under the FIRC credit facility bear interest at a rate selected by the Company at the time of the advance of either the base rate, defined as the higher of the prime rate or the federal funds rate plus .5 percent, the LIBOR rate plus .5 percent, or a rate agreed to by the Company and the banks. The facility also provides for the payment of a fee of ..25 percent per annum based on the total committed amount.

        On December 7, 2001, the Company entered into an agreement with Wachovia Securities, as agent, to extend the maturity date of the facility until December 5, 2002. In conjunction with this renewal, Wachovia Securities assumed the role of agent and increased its commitment to $50 million from

$20 million. Additionally, the total commitment was increased to $75 million on November 15, 2002 to accommodate higher originations. On December 5, 2002, the maturity date of the facility was extended to December 4, 2003. Under the terms of the renewal, the facility will revert back to $50 million on June 30, 2003 based on the anticipated issuance of additional asset-backed notes which will decrease the borrowings below the reduced facility limit. There were no other material changes to the terms and conditions of the facility. Under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond December 5, 2003, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. Borrowings under the FIRC credit facility were $28,610,000 and $41,960,000 at April 30, 2002 and October 31, 2002, respectively.

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

        FIARC Commercial Paper Facility.    The Company has indirect access to the commercial paper market through a commercial paper conduit facility provided by Variable Funding Capital Corporation (VFCC), a commercial paper conduit administered by Wachovia Securities (the "FIARC commercial paper facility"). Receivables are transferred periodically from the FIRC credit facility to FIARC commercial paper facility through the assignment of an undivided interest in a specified group of receivables. VFCC issues commercial paper (indirectly secured by the receivables), the proceeds of which are used to repay the FIRC credit facility.

        The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $150 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. The Company is not a guarantor of, or otherwise a party to, such commercial paper. Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility. At October 31, 2002, the Company had borrowings of $26,411,016 outstanding under the commercial paper facility. The Company had no outstanding borrowings under the FIARC facility as of April 30, 2002.

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

        FIACC Commercial Paper Facility.    On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by Wachovia Securities, (the FIACC commercial paper facility"), to fund the acquisition of additional receivables generated under certain of the Company's financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper. The Company's interest cost is based on VFCC's commercial paper rates for specific maturities plus .55 percent. At April 30, 2002 and October 31, 2002, borrowings were $2,603,433 and $465,087, respectively, under the FIACC commercial paper facility. The current term of the FIACC commercial paper facility expires on March 11, 2003. If the facility were not renewed on or prior to the maturity date, the outstanding balance under the facility would continue to amortize utilizing cash collections from the receivables pledged as collateral. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility were not renewed however, or if material changes were made to its terms and conditions, it could have a material adverse effect on the Company.

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

        Term Notes.    On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002 Auto Trust") completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002 and October 31, 2002, the outstanding principal balance on the 2002-A Term Notes were $143,096,983 and $113,109,868, respectively.

        On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("2000-A Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the 2000-A Term Notes. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-A Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the 2000-A Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. As of April 30, 2002 and October 31, 2002, the outstanding principal balances on the 2000-A Term Notes were $40,162,801 and $25,845,340, respectively. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. On November 15, 2002, the Company exercised its right to prepay the outstanding debt. The collateral was financed through borrowings under the FIARC commercial paper facility.

        Acquisition Facility.    On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (FIFS Acquisition), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of Wachovia Securities, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bore interest at VFCC's commercial paper rate plus 2.35 percent and expired on August 14, 2000. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness.

        On August 8, 2000, the Company entered into an agreement with Wachovia Securities to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $3,670,765 and $1,002,792 at April 30, 2002 and October 31, 2002, respectively. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During the six months ended October 31, 2001, $866,583 was distributed to the limited partner. Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions will be paid until the Class A Notes are retired. The amount of the partners' cash flow will vary depending on the timing and amount of residual cash flows. The Company is accounting for Wachovia Securities' limited partnership interest in the Partnership as a minority interest.

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

        Working Capital Facility.    On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit. On December 5, 2002, the maturity of the facility was extended to December 4, 2003. Under the terms of the renewal, the interest rate was increased to LIBOR plus 2.25%. In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing. This amortization schedule will continue until the term loan tranche is repaid, leaving the remaining facility consisting of the $9 million revolving tranche. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At April 30, 2002 and October 31, 2002, there was $11,798,520 and $10,507,201, respectively, outstanding under this facility.

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

        Shareholder Loans—On December 3, 2001 the Company entered into an agreement with one of its existing shareholders and a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. At April 30, 2002 and October 31, 2002, there was $525,000 and $1,746,280, respectively, outstanding under this facility. On December 5, 2002, $1,000,000 of the outstanding balance was repaid.

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

        In connection with the issuance of the 2000-A Term Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505 percent and receives a fixed rate of 7.174 percent from the counterparty. The initial notional amount of the swap was $167,969,000, which amortized in accordance with the expected amortization of the Term Notes. Final maturity of the swap was August 15, 2002.

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

        During the quarter ended October 31, 2002, the company entered into three interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. Changes in the fair value of the interest rate caps entered into by the Company as a requirement of the FIARC commercial paper facility are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

        In connection with the repurchase of the ALAC 97-1 Securitization and the financing of that repurchase through the FIACC subsidiary on September 15, 2000, FIACC entered into an interest rate swap agreement with Wachovia Securities under which FIACC pays a fixed rate of 6.76 percent as compared to the one month commercial paper index rate. The initial notional amount of the swap is $6,408,150, which amortizes monthly in accordance with the expected amortization of the FIACC borrowings. The final maturity of the swap was December 15, 2001. On March 15, 2001, in connection with the repurchase of the ALAC 1998-1 Securitization and the financing of that purchase through the FIACC subsidiary, the Company and the counterparty modified the existing interest rate swap increasing the notional amount initially to $11,238,710 and reducing the fixed rate from 6.76 percent to 5.12 percent. The new notional amount is scheduled to amortize monthly in accordance with the expected principal amortization of the underlying borrowings. The expiration date of the swap was changed from December 15, 2001 to September 1, 2002.

        On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with Wachovia Securities designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 20, 2002 while Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company, and the lender against any material increases in interest rates that may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Class B swap. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

        As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders' equity through other comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of both swaps is reflected in net earnings for the period subsequent to May 31, 2001. Changes in the fair value of the interest rate caps entered into by the Company as a requirement of the FIARC commercial paper facility are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

6.    Earnings Per Share

        Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and six months ended October 31, 2001 and 2002, are as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2001	2002	2001	2002
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,566,669	5,026,269	5,566,669	5,181,753
Effect of dilutive stock options and warrants	—	3,582	—	1,901

Weighted average shares outstanding for diluted earnings per share	5,566,669	5,029,851	5,566,669	5,183,654

        For the three months and six months ended October 31, 2001 and 2002, the Company had 564,487; 702,867; 564,487 and 704,814, respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. As discussed in the proxy statement on August 5, 2002, the number of shares of common stock available for issuance under the 1995 Employee Stock Option plan was increased to 500,000 shares. Under the plan, 72,500 options were granted on September 11, 2002. Additionally, the 2002 Non-employee Director Stock Option plan was established with a total of 500,000 shares of common stock available for issuance. Under the plan, 100,000 options were granted.

7.    New Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Net income for the three months ended October 31, 2002 was $46,131, a decrease of 90% from that reported for the comparable period in the preceding year of $476,742. Net income for the six months ended October 31, 2002 was $189,825 a decrease of 80% from that reported for the comparable period in the preceding year of $930,051. Earnings per common share were $0.01 and $0.09 for the three months ended October 31, 2002 and October 31, 2001, respectively. Earnings per common share were $0.04 for the six months ended October 31, 2002, compared to $0.17 per common share for the prior year period.

Net Interest Income

        The following tables summarize the Company's receivables and net interest income (dollars in thousands):

	As of or for the Six Months Ended October 31,
	2001	2002
Receivables Held for Investment:
Number	19,119	17,801
Principal balance	$225,959	$209,431
Average principal balance of receivables outstanding during the six-month period	$235,510	$211,109
Average principal balance of receivables outstanding during the three-month period	$231,017	$210,027
Receivables Acquired for Investment:
Number	3,486	1,393
Principal balance	$15,294	$3,850
Total Managed Receivables Portfolio:
Number	22,605	19,194
Principal balance	$241,253	$213,281
	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Interest income(1):
Receivables Held for Investment	$9,114	$8,033	$18,395	$16,176
Receivables Acquired for Investment and Investment in Trust Certificates (2)	705	112	1,688	481

	9,819	8,145	20,083	16,657
Interest expense:
Receivables Held for Investment (3)	3,341	2,690	7,333	5,548
Receivables Acquired for Investment and Investment in Trust Certificates	167	3	393	28

	3,508	2,693	7,726	5,576

Net interest income	$6,311	$5,452	$12,357	$11,081

(1)
Amounts shown are net of amortization of premium and deferred fees.

(2)
Amounts shown for the three and six months ended October 31, 2001 reflect $161 and $389, respectively, in interest income related to minority interest. Amounts shown for the three and six months ended October 31, 2002 reflect $33 and $136, respectively, in interest income related to minority interest.

(3)
Includes facility fees and fees on the unused portion of the credit facilities.

        The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the

Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Receivables Held for Investment:
Effective yield on Receivables Held for investment(1)	15.8%	15.3%	15.6%	15.3%
Average cost of debt(2)	5.9%	5.1%	6.3%	5.3%
Net interest spread(3)	9.9%	10.2%	9.3%	10.0%
Net interest margin(4)	9.9%	10.2%	9.4%	10.1%

(1)
Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2)
Represents interest expense as a percentage of average debt outstanding.

(3)
Represents yield on Receivables Held for Investment less average cost of debt.

(4)
Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

        Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income decreased 14% for the three months ended October 31, 2002 to $5.5 million from $6.3 million for the three months ended October 31, 2001. Net interest income decreased 10% for the six months ended October 31, 2002 to $11.1 million from $12.4 million for the six months ended October 31, 2001.

        Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

	Three Months Ended October 31, 2001 to 2002			Six Months Ended October 31, 2001 to 2002
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Increase (Decrease)	Average Principal Amount	Average Rate	Total Net Increase (Decrease)
Receivables Held for Investment:
Interest income	$(828)	$(253)	$(1,081)	$(1,906)	$(313)	$(2,219)
Interest expense	(273)	(378)	(651)	(740)	(1,045)	(1,785)

Net interest income	$(555)	$125	$430	$(1,166)	$732	$434

Results of Operations

Three Months and Six Months Ended October 31, 2002 and 2001 (dollars in thousands)

        Interest Income.    Interest income for the 2002 periods decreased to $8,145 and $16,657 compared with $9,819 and $20,083 for the comparable periods in 2001. Interest income on Receivables Held for Investment decreased 12% in 2002 compared to the comparable periods in 2001. This is due to a 9% and 10% decline in the average Receivables Held for Investment outstanding over the three-month and six-month period and to a reduction of 50 basis points, or a 3% decrease, in the yield on the Receivables Held for Investment for the three-month period and 30 basis points, or a 2% decrease, in the yield for the six-month period ended October 31, 2002 compared to the same period for 2001. Interest income on Receivables Acquired for Investment decreased by 84% for the comparable three-month period and 72% for the comparable six-month period. The decreases are primarily attributable to a 73% and 71% reduction in the average principal balances of the Receivables Acquired for Investment for the comparable three-month and six-month periods.

        Interest Expense.    Interest expense in 2002 decreased for both the three-month and six-month periods to $2,693 and $5,576 as compared to $3,508 and $7,726 in 2001. Interest expense on Receivables Held for Investment decreased 20% and 24% for their respective periods. This is primarily due to a reduction of 80 basis points, or a 14% decrease, in the interest rate on the outstanding borrowings in the three-month period and a reduction of 100 basis points, or a 16% decrease, in the interest rate for the six-month periods in 2002 compared to 2001. Interest expense on Receivables Acquired for Investment decreased by 98% for the comparable three-month period and 93% for the comparable six-month period. The decrease is attributable to a net reduction in the weighted average borrowings under the acquisition term and FIACC facilities.

        Net Interest Income.    Net interest income decreased to $5,452 and $11,081, a decrease of 14% and 10% over the comparable three-month and six-month periods in the prior year. The decreases resulted from lower average outstandings and lower yields on the Receivables Held for Investment and Receivables Acquired for Investment offset by lower cost of funds and outstanding borrowings to finance the Receivables Held for Investment and Receivables Acquired for Investment.

        Provision for Credit Losses.    The provision for credit losses for 2002 increased to $2,270 and $4,639 as compared to $1,910 and $3,704 in 2001. The increase in provision for credit losses is primarily due to higher net charge offs for the 2002 periods offset by a decrease in the portfolio size. Charge offs for the three-month period ended October 31, 2002 increased to $2,370 from $2,014 in the prior year period. Chargeoffs for the six-month period ended October 31, 2002 increased to $4,757 from $3,911 in the prior year period. These increases are due to weakened economic conditions and the ability of customers to maintain comparable employment. Additionally, recovery rates on repossessions have suffered due to decreasing prices and increased incentives for new vehicles which decreased the demand and price for used vehicles.

        Late Fees and Other Income.    Late fees and other income decreased to $350 and $682 in 2002 from $436 and $983 in 2001. Late fees and other income primarily represent fees collected from customers for late fees, extension fees and other payment related fees and additionally includes interest income earned on short-term marketable securities and money market instruments. The decrease is principally attributable to a decrease in the reinvestment rates on the cash collections.

        Unrealized Loss on Interest Rate Derivative Positions.    In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions. Unrealized losses are related to mark to market movements in the $100 million 6.42% pay fixed versus movements in the $100 million 5.025% receive floating swap and to the market movements on various interest rate caps the Company maintains as a credit facility requirement.

        Salaries and Benefit Expenses.    Salaries and benefit costs decreased to $1,790 and $3,639 in 2002 from $1,977 and $3,991 in 2001. The decrease is primarily due to reduced headcount needs related to lower originations and a lower managed portfolio coupled with headcount reductions from improved efficiencies.

        Other Interest Expense.    Other interest expense in 2002 decreased to $178 for the three-month period and $340 for the six-month period as compared to $195 and $433, respectively, in 2001. The decrease was primarily due to a 7% reduction in the average outstanding borrowings and a 21% reduction in the average interest rate on this facility for the three months ended October 31, 2002 compared to 2001 and a 9% reduction in the average outstanding borrowings and a 27% reduction in the average interest rate for the six months ended October 31, 2002 compared to 2001. The decrease is offset by approximately $17 and $61 of interest expense incurred on a shareholder loan for the three months and six months ended October 31, 2002, respectively. The loan was not in effect for any 2001 periods.

        Other Expenses.    Other expenses decreased to $1,377 and $2,593 in 2002 from $1,633 and $3,206 in 2001. The decrease is attributable to lower depreciation and amortization primarily resulting from the completion of a capital lease of assets obtained through the purchase of Auto Lenders Acceptance Corporation. The capital lease terminated in November 2001. Additionally, telephone related expenses decreased due to lower negotiated long distance rates effective October 2001 and less calling due to a smaller portfolio of accounts.

        Income Before Provision for Income Taxes and Minority Interest.    During 2002, income before provision for income taxes and minority interest decreased to $102 and $430 from $932 and $1,907 for the comparable periods in 2001. These changes were a result of a lower portfolio offset by savings on cost of funds. Additionally expenses were lower principally due to lower salary and salary related expenses, lower depreciation and amortization, and lower telephone related expenses.

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

        The Company's most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $22.2 million and $46.3 million for receivables acquired for the three months and six months ended October 31, 2002 compared to $17.1 million and $36.7 million paid in the comparable 2001 period.

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

        To provide additional liquidity to fund the receivables portfolio, the Company utilized a $150 million commercial paper conduit financing through Variable Funding Capital Corporation (VFCC), a commercial paper conduit administered by Wachovia Securities as an additional source of warehouse financing for Receivables Held for Investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation ("FIARC"). Credit enhancements for the $150 million facility are provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. At October 31, 2002, the Company had borrowings of $26,411,016 outstanding under the commercial paper facility. The Company had no outstanding borrowings under the FIARC facility as of April 30, 2002.

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

        The current term of the FIRC credit facility expires on December 4, 2003. Under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond December 5, 2003, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. The FIARC commercial paper facility expires on January 13, 2003. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Borrowings under the FIRC credit facility were $28,610,000 and $41,960,000 at April 30, 2002 and October 31, 2002, respectively.

        The Company also maintains a commercial paper conduit financing through Variable Funding Capital Corporation ("VFCC"), a commercial paper conduit administered by Wachovia Securities. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Capital Corporation ("FIACC") to fund the acquisition of receivables previously securitized by FISC.

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

        The current term of the FIACC commercial paper facility expires on March 11, 2003. As a result of utilizing FIACC to fund the repurchase of the ALAC securitizations, the Company does not expect to use the facility to finance Receivables Held for Investment. If the facility was terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables could be transferred to the facility. At April 30, 2002 and October 31, 2002, borrowings were $2,603,433 and $465,087, respectively, under the FIACC commercial paper facility.

        In addition to the $225 million in credit facilities utilized to fund the acquisition of new receivables, the Company also has a working capital facility utilized to fund working capital requirements of the Company. On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit. On December 5, 2002, the maturity of the facility was extended to December 4, 2003. Under the terms of the renewal, the interest rate was increased to Libor plus 2.25%. In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing. This amortization schedule will continue until the term loan tranche is repaid, leaving the remaining facility consisting of the $9 million revolving tranche. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At April 30, 2002 and October 31, 2002, there was $11,798,520 and $10,507,201, respectively, outstanding under this facility.

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

        The Company expects to initiate discussions with its lenders regarding the renewal and extension of the warehouse credit facilities prior to maturity. Management considers its relationship with the lenders under these facilities to be satisfactory and has no reason to believe that these facilities will not be renewed. If these facilities were not renewed however, or if material changes were made to the terms and conditions, it could have a material adverse effect on the Company. As of October 31, 2002, the Company had available unused credit facilities of $156,628,984. As of October 31, 2001, the Company had $37,473,823 of available unused credit facilities.

        On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002 Auto Trust") completed the issuance of $159,036,000 of 3.46 percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002 and October 31, 2002, the outstanding principal balance on the 2002-A Term Notes were $143,096,983 and $113,109,868, respectively.

        On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2000-A ("Auto Trust") completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("2000-A Notes"). The Notes are secured by a pool of automobile receivables totaling $174,968,641 which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-A Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the 2000-A Noteholders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002 and October 31, 2002, the outstanding principal balance on the 2000-A Notes was $40,162,801 and $25,845,340, respectively. On November 15, 2002, the Company exercised its right to prepay the outstanding debt. The collateral was financed through borrowings under the FIARC commercial paper facility.

        On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC ("FIFS Acquisition"), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of Wachovia Securities, to finance the Company's acquisition of FISC. Contemporaneously with the Company's purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC's ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing serve as the collateral for the bridge facility. The facility bears interest at VFCC's commercial paper rate plus 2.35 percent. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations are first applied to pay FISC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments are utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC is also utilized to reduce principal outstanding on the indebtedness. The bridge facility expired on August 14, 2000.

        On August 8, 2000, the Company entered into an agreement with Wachovia Securities to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner owning 70 percent of the partnership assets and First Union Investors, Inc., an affiliate of Wachovia Securities, serves as the limited partner owning 30 percent of the partnership assets (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes will bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and will amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment as of the previous month end. The Class B Notes will bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and will amortize on a monthly basis by an amount which will vary based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. Once the Class B Notes have been paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, will be distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. The amount of the partners' cash flow will vary depending on the timing and amount of the residual cash flows. Subsequent to the closing of this financing, the Company accounts for Wachovia Securities' limited partnership interest in the Partnership as a minority interest.

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

        On December 3, 2001 the Company entered into an agreement with one of its existing shareholders and a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. At April 30, 2002 and October 31, 2002, there was $525,000 and $1,746,280, respectively, outstanding under this facility. On December 5, 2002, $1,000,000 of the outstanding balance was repaid.

        Substantially all of the Company's receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company's lenders and the Noteholders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

        The Company's most significant source of cash flow is the principal and interest payments from the receivables portfolio. The Company received such payments in the amount of $56.7 million and $65.5 million for the six months ended October 31, 2002 and 2001, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodian fees and excess cash flow is used to fund operations. During the six months ended October 31, 2002, the Company required net cash of $5.8 million as the receivable purchases exceeded the portfolio collections. During the six months ended October 31, 2001, the Company generated net cash flow of $10.6 million as principal collections on Receivables Held for Investment exceeded cash required for purchases.

        In addition to the excess cash flow generated from the principal and interest collections on the receivables portfolio, the Company collects servicing fees funded from each of the credit facilities. Servicing fees range from 2% to 2.5% of the outstanding principal balance of the loans. Excess cash flows and servicing fees are received after month end but relate to the prior month activity. Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations. At October 31, 2002 and 2001, the Company's unencumbered cash was $27,025 and $1,188,615, respectively. Excess cash and servicing fees collected after month end but related to the prior month activity totaled $2,331,085 and $2,386,176 as of October 31, 2002 and 2001, respectively. The decrease in available cash is primarily due to the declining portfolio's effect on excess cash and servicing fees. Management believes the unencumbered cash and cash inflows are adequate to fund cash requirements for operations.

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

        The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company's interest rate was fixed at 5.565 percent on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Term Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505 percent and receives a fixed rate of 7.174 percent from the counterparty. The initial notional amount of the swap was $167,969,000, which amortized in accordance with the expected amortization of the Term Notes. Final maturity of the swap was August 15, 2002.

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

        In connection with the repurchase of the ALAC 97-1 Securitization and the financing of that repurchase through the FIACC subsidiary on September 15, 2000, FIACC entered into an interest rate swap agreement with Wachovia Securities under which FIACC pays a fixed rate of 6.76 percent as compared to the one month commercial paper index rate. The initial notional amount of the swap is $6,408,150, which amortizes monthly in accordance with the expected amortization of the FIACC borrowings. The final maturity of the swap was December 15, 2001. On March 15, 2001, in connection with the repurchase of the ALAC 1998-1 Securitization and the financing of that purchase through the FIACC subsidiary, the Company and the counterparty modified the existing interest rate swap increasing the notional amount initially to $11,238,710 and reducing the fixed rate from 6.76 percent to 5.12 percent. The new notional amount is scheduled to amortize monthly in accordance with the expected principal amortization of the underlying borrowings. The expiration date of the swap was changed from December 15, 2001 to September 1, 2002.

        On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with Wachovia Securities designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortizes based on an implied amortization of the hedged indebtedness. Class A swap has a final maturity of December 20, 2002 while Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company, and the lender against any material increases in interest rates that may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 4.81 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is amortized in interest expense for the period. The second cap agreement ("Class B cap") enables the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeds 6 percent on a notional amount that increases initially and then amortizes based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expires December 20, 2002 and the cost of the cap is imbedded in the fixed rate applicable to Class B swap. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain is being amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

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

        During the quarter ended October 31, 2002, the company entered into three interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. Changes in the fair value of the interest rate caps entered into by the Company as a requirement of the FIARC commercial paper facility are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

Delinquency and Credit Loss Experience

        The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,219,870 as of October 31, 2002 and $2,338,625 as of April 30, 2002 as a percentage of the Receivables Held for Investment of $209,431,340 as of October 31, 2002 and $212,926,747 as of April 30, 2002 was 1.1% at October 31, 2002 and April 30, 2002.

        With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of October 31, 2002 and April 30, 2002, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 7.8% and 14.6%, respectively. The nonaccretable portion represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows.

        The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

        The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $2,270,000 and $1,910,050 have been recorded for the three months ended October 31, 2002, and October 31, 2001, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary. Provisions for credit losses of $4,638,550 and $3,703,800 have been recorded for the six months ended October 31, 2002 and October 31, 2001, respectively.

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

        The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

	As of or for the Six Months Ended October 31,
	2001		2002
	Number	Amount	Number	Amount
Receivables Held for Investment:
Delinquent amount outstanding(1):
30-59 days	242	$2,601	269	$3,176
60-89 days	164	1,880	217	2,139
90 days or more	327	4,116	422	5,008

Total delinquencies	733	$8,597	908	$10,323
Total delinquencies as a percentage of outstanding receivables	3.8%	3.8%	5.1%	4.9%
Net charge-offs as a percentage of average receivables outstanding during the period(2)		3.3%		4.5%

(1)
Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

(2)
The percentages have been annualized and are not necessarily indicative of the results for a full year.

        As of October 31, 2002, there were 444 accounts totaling $5,147,035 that were in bankruptcy status and were more than 30 days past due. As of October 31, 2001, there were 604 accounts totaling $6,451,669 that were in bankruptcy status and were more than 30 days past due. As of October 31, 2002 and October 31, 2001, 82% and 86%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

        The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment was 28.5% and 11.3% as of October 31, 2002 and April 30, 2002, respectively. Delinquencies are increasing principally due to the aging of the portfolio and relatively small number of loans remaining in these portfolios. The loans that are remaining have higher delinquencies and this trend is expected to continue until all loans are collected.

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

        As of October 31, 2002, the Company had $51.3 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $326,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of October 31, 2001, the Company had $158.9 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $1,009,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

99.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

        Form 8-K filed on September 13, 2002 announcing that the Company would be amending its 2002 financial statements on Form 10-K to correct for certain prior period misstatements that were discovered by the Company as it was performing some additional control procedures adopted during the first quarter 2003 period at the request of its new auditing firm, Grant Thornton LLP.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc. (Registrant)
Date: December 12, 2002	By: /s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr. President and Chief Executive Officer
Date: December 12, 2002	By: /s/ BENNIE H. DUCK Bennie H. Duck Secretary, Treasurer and Chief Financial Officer

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Tommy A. Moore, Jr., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of First Investors Financial Services Group, Inc. (the "Company");

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

Date: December 12, 2002
By: /s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr. Chief Executive Officer

I, Bennie H. Duck, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of First Investors Financial Services Group, Inc. (the "Company");

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

Date: December 12, 2002
By: /s/ BENNIE H. DUCK Bennie H. Duck Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
Item 1. Financial Statements
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS—APRIL 30, 2002 AND OCTOBER 31, 2002
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended October 31, 2001 and 2002 (Unaudited)
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME For the Six Months Ended October 31, 2002 (Unaudited)
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended October 31, 2001 and 2002 (Unaudited)
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002
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