Form 10-Q
period 2003-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2003-03-07
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

(713) 977-2600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At February 28, 2003
Common Stock - $.001 Par Value	5,026,269

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

JANUARY 31, 2003

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — APRIL 30, 2002 AND JANUARY 31, 2003

	April 30, 2002	January 31, 2003
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$215,242,832	$229,193,670
Receivables Acquired for Investment, net	9,019,906	3,725,323
Cash and Short-Term Investments, including restricted cash of $23,409,146 and $23,217,830	23,994,873	24,559,416
Accrued Interest Receivable	3,309,916	3,412,961
Assets Held for Sale	1,314,919	1,153,184
Other Assets:
Funds held under reinsurance agreement	3,434,907	3,951,640
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,468,636 and $5,042,115	4,543,743	5,006,822
Current income taxes receivable	1,403,472	936,312
Deferred income taxes receivable	529,646	495,907
Interest rate derivative positions	3,119,200	4,710,552
Total assets	$265,913,414	$277,145,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$31,213,433	$131,231,981
Term Notes	183,259,784	100,303,596
Acquisition term facility	3,670,765	60,487
Working capital facility	11,798,520	9,990,074
Other borrowings	525,000	746,280
Other Liabilities:
Accounts payable and accrued liabilities	2,041,980	1,331,870
Interest rate derivative positions	5,885,940	6,214,682
Total liabilities	238,395,422	249,878,970

Commitments and Contingencies
Minority Interest	931,558	1,060,482
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 shares issued; 5,396,669 outstanding at April 30, 2002 and 5,026,269 outstanding at January 31, 2003	5,567	5,567
Additional paid-in capital	18,678,675	18,678,675
Retained earnings	10,149,078	10,401,693
Accumulated other comprehensive loss – unrealized derivative gains (losses), net of taxes	(1,731,886)	(1,103,735)
Less, treasury stock, at cost, 170,000 and 540,400 shares	(515,000)	(1,775,865)
Total shareholders’ equity	26,586,434	26,206,335
Total liabilities and shareholders’ equity	$265,913,414	$277,145,787

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended January 31, 2002 and 2003

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2002	2003	2002	2003

Interest Income	$9,094,845	$8,415,164	$29,177,483	$25,071,690
Interest Expense	2,817,377	2,486,052	10,543,402	8,061,621
Net interest income	6,277,468	5,929,112	18,634,081	17,010,069
Provision for Credit Losses	2,474,025	2,814,888	6,177,825	7,453,438
Loss on Receivables Acquired for Investment	1,260,000	—	1,260,000	—
Net Interest Income After Provision for Credit Losses	2,543,443	3,114,224	11,196,256	9,556,631
Other Income:
Late fees and other	408,715	499,093	1,391,901	1,181,523
Servicing income	—	222,024	—	222,024
Unrealized loss on interest rate derivative positions	(9,981)	(40,482)	(109,917)	(162,920)
Total other income	398,734	680,635	1,281,984	1,240,627
Operating Expenses:
Salaries and benefits	2,063,247	2,101,398	6,053,907	5,740,231
Other interest expense	184,552	157,743	617,437	497,897
Other	2,000,005	1,443,945	5,205,729	4,037,320
Total operating expenses	4,247,804	3,703,086	11,877,073	10,275,448
Income (Loss) Before Provision for Income Taxes and Minority Interest	(1,305,627)	91,773	601,167	521,810
Provision (Benefit) for Income Taxes:
Current	264,402	36,092	364,087	7,528
Deferred	(655,928)	—	(221,014)	137,676
Total provision for income taxes	(391,526)	36,092	143,073	145,204
Minority Interest	(232,957)	(7,109)	209,187	123,991
Net Income (Loss)	$(681,144)	$62,790	$248,907	$252,615

Basic and Diluted Net Income (Loss) per Common Share	$(0.12)	$0.01	$0.04	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

For the Nine Months Ended January 31, 2003

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 30, 2002	$5,567	$18,678,675	$10,149,078	$(515,000)	$(1,731,886)	$26,586,434

Comprehensive income:

Net income	—	—	252,615	—	—	252,615
Unrealized gains on derivatives, net of taxes of $4,201	—	—	—	—	7,303	7,303
Reclassification of earnings, net of taxes of $356,865	—	—	—	—	620,848	620,848

Comprehensive income	—	—	—	—	—	880,766

Treasury stock purchases	—	—	—	(1,260,865)	—	(1,260,865)

Balance at January 31, 2003	$5,567	$18,678,675	$10,401,693	$(1,775,865)	$(1,103,735)	$26,206,335

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2002 and 2003

(Unaudited)

	2002	2003

Cash Flows From Operating Activities:
Net income	$248,907	$252,615
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	4,060,781	2,991,483
Provision for credit losses	6,177,825	7,453,438
Minority Interest	209,187	123,991
(Increase) decrease in:
Accrued interest receivable	(243,168)	(103,045)
Restricted cash	(2,772,611)	191,316
Deferred financing costs and other assets	(1,648,317)	(239,783)
Funds held under reinsurance agreement	(424,118)	(516,733)
Deferred income taxes receivable	(1,267,479)	33,739
Current income tax receivable	594,360	467,160
Interest rate derivative positions	(3,237,054)	(963,201)
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,579,812)	(710,110)
Current income taxes payable	184,338	—
Deferred income taxes payable	(195,486)	—
Interest rate derivative positions	4,410,957	328,742
Net cash provided by operating activities	4,518,310	9,309,612
Cash Flows From Investing Activities:
Purchase of Receivables Held for Investment	(55,063,234)	(87,652,331)
Principal payments from Receivables Held for Investment	69,397,086	59,745,176
Principal payments from Receivables Acquired for Investment	12,992,601	5,299,516
Payments received on Assets Held for Sale	5,508,332	4,960,503
Purchase of investments	—	(1,351,725)
Purchase of furniture and equipment	(325,793)	(158,943)
Net cash provided by (used in) investing activities	32,508,992	(19,157,804)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	54,335,464	162,744,020
Term Notes	159,036,000	—
Working capital facility	13,134,233	—
Other borrowings	525,000	1,221,280
Principal payments made on
Warehouse credit facilities	(183,590,968)	(62,725,472)
Term Notes	(35,706,479)	(82,956,188)
Acquisition term facility	(5,564,682)	(3,610,278)
Working capital facility	(12,825,000)	(1,808,446)
Other borrowings	—	(1,000,000)
Restricted Cash – Prefunding Account under Term Note	(25,000,000)	—
Treasury stock purchased	(515,000)	(1,260,865)
Net cash provided by (used in) financing activities	(36,171,432)	10,604,051
Increase (Decrease) in Cash and Short-Term Investments	855,870	755,859
Cash and Short-Term Investments at Beginning of Period	1,011,249	585,727
Cash and Short-Term Investments at End of Period	$1,867,119	$1,341,586
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$10,586,685	$7,249,044
Income taxes	(414,613)	5,372
Non-cash financing activities—
Exchange of warrants for financing fees	$38,757	$—

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2003

1.     The Company

Organization.  First Investors Financial Services Group, Inc. (First Investors) together with its wholly- and majority-owned subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of January 31, 2003, approximately 26 percent of Receivables Held for Investment had been originated in Texas. The Company currently operates in 28 states.

On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC performs the servicing and collection functions for the portfolio of receivables under management which totaled $418 million as of January 31, 2003.

On August 8, 2000, the Company entered into a partnership agreement whereby a subsidiary of the Company is the general partner owning 70 percent of the partnership assets and First Union Investors, Inc. serves as the limited partner and owns 30 percent of the partnership assets (the “Partnership”). The Partnership consists primarily of a portfolio of loans previously owned or securitized by FISC and certain other financial assets including charged-off accounts owned by FISC.

On December 24, 2002, the Company purchased a 40% ownership interest and an investment in the junior mezzanine debt of First Auto Receivables Corporation (“FARC”). Additionally, FISC performs ongoing servicing and collection activities for the $197.5 million auto loan portfolio of FARC.

2.     Interim Financial Information

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of January 31, 2003, and the results of its operations for the three and nine months ended January 31, 2002 and 2003, and its cash flows for the nine months ended January 31, 2002 and 2003.

The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K/A filed November 29, 2002.

Treasury Stock.  On December 14, 2001, the Board of Directors authorized the Company to repurchase up to 5% of the Company’s outstanding common stock.  During the quarter ended January 31, 2002, 170,000 shares were repurchased under this authorization at an average price of $3.03 and during the quarter ended July 31, 2002, 370,400 shares were repurchased at an average price of $3.40.  There has been no other repurchase activity.

Income Recognition.  The Company accrues interest income monthly based upon contractual terms using the effective interest method. Interest income also includes additional amounts received upon early payoffs of certain receivables attributable to the difference between the principal balance of the receivables calculated using the

Rule of 78’s method and the principal balance of the receivables calculated using the effective interest method. When a receivable becomes 90 days past due, income accrual is suspended until the payments become current. When a loan is charged off or the collateral is repossessed, the remaining income accrual is written off.  Other income includes late charge fees and is recognized as collected.

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

The Company calculates the allowance for credit losses in accordance with SFAS 5, “Accounting for Contingencies”.  SFAS 114, “Accounting for Creditors for Impairment of a Loan” does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans.

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

Reclassifications.  Certain reclassifications have been made to the fiscal 2002 amounts to conform with the fiscal 2003 presentation.

3.     Receivables Held for Investment

Net receivables consisted of the following:

	April 30, 2002	January 31, 2003
Receivables	$212,926,747	$226,533,824
Unamortized premium and deferred fees	4,654,710	5,061,105
Allowance for credit losses	(2,338,625)	(2,401,259)
Net receivables	$215,242,832	$229,193,670

Activity in the allowance for credit losses was as follows:

	For the Nine Months Ended January 31,
	2002	2003
Balance, beginning of period	$2,688,777	$2,338,625
Provision for credit losses	6,177,825	7,453,438
Charge-offs, net of recoveries	(6,478,301)	(7,390,804)
Balance, end of period	$2,388,301	$2,401,259

4.     Receivables Acquired for Investment

Receivables Acquired for Investment are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through the FIACC credit facility. These loans that were purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2002 and January 31, 2003:

	April 30, 2002	January 31, 2003
Contractual payments receivable from Receivables Acquired for Investment purchased at a discount relating to credit quality	$11,912,032	$4,998,718
Nonaccretable difference	(1,733,298)	(366,359)
Accretable yield	(1,158,828)	(907,036)
Receivables Acquired for Investment purchased at a discount relating to credit quality, net	$9,019,906	$3,725,323

The carrying amount of Receivables Acquired for Investment is net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

	Nonaccretable Difference	Accretable Yield
Balance at April 30, 2002	$1,733,298	$1,158,828
Accretion	—	(298,461)
Eliminations	(1,320,270)	—
Reclassifications	(46,669)	46,669
Balance at January 31, 2003	$366,359	$907,036

Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended January 31, 2003.  The increase in accretable yield results from an increase in the cash flows of the portfolio primarily due to an oincrease in the remaining term of the underlying receivables.  Since the loans are liquidating at a slower pace than anticipated, the cash flow projection model must be extended and accretable yield must be provided for the extended periods.

5.     Debt

The Company finances the acquisition of its receivables portfolio through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. Proceeds from the two note issuances were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees and other comprehensive income (loss) amortization was 4.5% and 4.9% for the three-month and nine-month periods ending January 31, 2003, respectively. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees and other comprehensive income (loss) amortization was 5.0% and 6.0% for the three-month and nine-month periods ending January 31, 2002, respectively.

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

On December 7, 2001, the Company entered into an agreement with Wachovia Securities, as agent, to extend the maturity date of the facility until December 5, 2002.  In conjunction with this renewal, Wachovia Securities assumed the role of agent and increased its commitment to $50 million from $20 million. Additionally, the total commitment was increased to $75 million on November 15, 2002 to accommodate higher originations.  On December 5, 2002, the maturity date of the facility was extended to December 4, 2003. Under the terms of the renewal, the facility will revert back to $50 million on June 30, 2003 based on the anticipated issuance of additional asset-backed notes which will decrease the borrowings below the reduced facility limit.  There were no other material changes to the terms and conditions of the facility.  Under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond December 4, 2003, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity.  Borrowings under the FIRC credit facility were $28,610,000 and $69,730,000 at April 30, 2002 and January 31, 2003, respectively.

The Company presently intends to seek a renewal of the facility from its lenders prior to maturity.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.  If the facility is not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

FIARC Commercial Paper Facility.  The Company has indirect access to the commercial paper market through a commercial paper conduit facility provided by Variable Funding Capital Corporation (VFCC), a commercial paper conduit administered by Wachovia Securities (the “FIARC commercial paper facility”). Receivables are transferred periodically from the FIRC credit facility to FIARC commercial paper facility through the assignment of an undivided interest in a specified group of receivables.  VFCC issues commercial paper (indirectly secured by the receivables), the proceeds of which are used to repay the FIRC credit facility.

The financing is provided to a special-purpose, wholly-owned subsidiary of the Company, FIARC. Credit enhancement for the $150 million facility is provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. The Company is not a guarantor of, or otherwise a party to, such commercial paper.  Borrowings under the commercial paper facility bear interest at the commercial paper rate plus a borrowing spread equal to .30 percent per annum. Additionally, the agreement provides for additional fees based on the unused amount of the facility and dealer fees associated with the issuance of the commercial paper. A surety bond premium equal to .35 percent per annum is assessed based on the outstanding borrowings under the facility. A one percent cash reserve must be maintained as additional credit support for the facility.  At January 31, 2003, the Company had borrowings of $61,501,981 outstanding under the commercial paper facility. The Company had no outstanding borrowings under the FIARC facility as of April 30, 2002.

The FIARC commercial paper facility expired on January 12, 2003 and was renewed until December 4, 2003. No other material changes were made.  If the facility is not extended beyond the maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC credit facility.  The Company presently intends to seek a renewal of the facility from its lenders prior to maturity.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.  If the facility is not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

FIACC Commercial Paper Facility. On January 1, 1998, FIACC entered into a $25 million commercial paper conduit facility with Variable Funding Capital Corporation (“VFCC”), a commercial paper conduit administered by Wachovia Securities (“the FIACC commercial paper facility”) to fund the acquisition of additional receivables generated under certain of the Company’s financing programs. FIACC acquired receivables from the Company and may borrow up to 88% of the face amount of receivables, which are pledged as collateral for the commercial paper borrowings. VFCC funds the advance to FIACC through the issuance of commercial paper (indirectly secured by the receivables) to institutional or public investors. The Company is not a guarantor of, or otherwise a party to, such commercial paper.  The Company’s interest cost is based on VFCC’s commercial paper rates for specific maturities plus .55 percent. At April 30, 2002, the outstanding borrowings were $2,603,433 under the FIACC commercial paper facility. There were no borrowings outstanding under the FIACC facility as of January 31, 2003 and the facility will not be renewed.  The current term of the FIACC commercial paper facility expires on March 11, 2003.

On September 15, 2000, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1997-1 (the “ALAC 97-1 Securitization”). Accordingly, the Company acquired $8,110,849 in outstanding receivables from the trust and borrowed $6,408,150 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,874,689 in senior notes and redeem $1,033,456 of the trust certificates.  On March 15, 2001, the Company elected to exercise its right to repurchase the senior notes issued in connection with the ALAC Automobile Receivables Owner Trust 1998-1 (the “ALAC 98-1 Securitization). Accordingly, the Company acquired $9,257,612 in outstanding receivables from the trust and borrowed $7,174,509 under the FIACC facility which, combined with amounts on deposit in the collection account and the outstanding balance in a cash reserve account, was utilized to repay $7,997,615 in senior notes and redeem $1,946,178 of the Trust Certificates. The receivables purchased were used as collateral to secure the FIACC borrowing with any residual cash flow generated by the receivables pledged to the Partnership. As a result of utilizing FIACC to fund the repurchase of the ALAC securitizations, the Company elected to utilize the FIACC commercial paper facility solely as the financing source for the repurchases and does not expect to utilize the facility to finance Receivables Held for Investment.  On January 15, 2003, the Company paid off the outstanding debt and the facility will not be renewed.

Term Notes.  On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below.   Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision.  Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.  As of April 30, 2002 and January 31, 2003, the outstanding principal balances on the 2002-A Term Notes were $143,096,983 and $100,303,596, respectively.

On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2000-A (“Auto Trust”), completed the issuance of $167,969,000 of 7.174 percent asset-backed notes (“2000-A Term Notes”). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the 2000-A Term Notes. Proceeds from the issuance, which totaled $167,967,690, were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-A Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the 2000-A Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002, the outstanding principal balance on the 2000-A Term Notes was $40,162,801.  On November 15, 2002, the Company exercised its right to prepay the outstanding debt thus there were no outstanding borrowings on the 2000-A Term Notes as of January 31, 2003.  The collateral was financed through borrowings under the FIARC commercial paper facility.

Acquisition Facility.  On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (“FIFS Acquisition”), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of Wachovia Securities, to finance the Company’s acquisition of FISC. Contemporaneously with the Company’s purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC’s ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing, served as the collateral for the bridge facility. The facility bore interest at VFCC’s commercial paper rate plus 2.35 percent and expired on August 14, 2000. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations were first applied to pay FISC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments was utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC was also utilized to reduce principal outstanding on the indebtedness.

On August 8, 2000, the Company entered into an agreement with Wachovia Securities to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, serves as the limited partner with a 30 percent interest in the partnership (the “Partnership”). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC’s commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC’s commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balances of the Class A Notes were $3,670,765 and $60,487 at April 30, 2002 and January 31, 2003, respectively. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests.  During the nine months ended January 31, 2002, $866,583 was distributed to the limited partner.  Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions will be paid until the Class A Notes are retired. On February 20, 2003, the Class A Notes were fully paid and all excess cash flows will flow to the partners. The amount of the partners’ cash flow will vary depending on the timing and amount of cash flows from the assets. The Company is accounting for Wachovia Securities’ limited partnership interest in the Partnership as a minority interest.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit.  On December 5, 2002, the maturity of the facility was extended to December 4, 2003.  Under the terms of the renewal, the interest rate was increased to LIBOR plus 2.25%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  This amortization schedule will continue until the term loan tranche is repaid, leaving the remaining facility consisting of the $9 million revolving tranche. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At April 30, 2002 and January 31, 2003, there was $11,798,520 and $9,990,074, respectively, outstanding under this facility.

The Company presently intends to seek a renewal of the working capital facility from its lender prior to maturity.  Should the facility not be renewed, the outstanding balance of the receivables would be amortized in accordance with the borrowing base.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.  If the facility is not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

Shareholder Loans – On December 3, 2001 the Company entered into an agreement with one of its  shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10 percent per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.   At April 30, 2002 and January 31, 2003, there was $525,000 and $746,280, respectively, outstanding under this facility.

Interest Rate Management.  The Company’s warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company’s receivables bear interest at fixed rates that do not generally vary with a change in market interest rates. Since a primary contributor to the Company’s profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

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

On September 27, 2000, the Company elected to terminate the aforementioned swap at no material gain or loss and enter into a new swap under which the Company would pay a fixed rate of 6.30 percent and receive the prevailing one month LIBOR rate plus 0.505 percent on a notional amount of $100 million.  Under the terms of the swap, the counterparty had the option of extending the swap for an additional three years to mature on April 15, 2004 at a fixed rate of 6.42 percent.  On April 15, 2001, the counterparty exercised its extension option.

On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004.  Under the terms of these swaps, the Company will pay a floating rate based on one month LIBOR and receive a fixed rate of 5.025 percent.  Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed swap created by rapidly declining market interest rates.

During the nine months ended January 31, 2003 and as a requirement of the FIARC commercial paper facility, the Company entered into six interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net earnings.  Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

In connection with the repurchase of the ALAC 97-1 Securitization and the financing of that repurchase through the FIACC subsidiary on September 15, 2000, FIACC entered into an interest rate swap agreement with Wachovia Securities under which FIACC paid a fixed rate of 6.76 percent as compared to the one month commercial paper index rate. The initial notional amount of the swap was $6,408,150, which amortized monthly in accordance with the expected amortization of the FIACC borrowings. The final maturity of the swap was December 15, 2001. On March 15, 2001, in connection with the repurchase of the ALAC 1998-1 Securitization and the financing of that purchase through the FIACC subsidiary, the Company and the counterparty modified the existing interest rate swap increasing the notional amount initially to $11,238,710 and reducing the fixed rate from 6.76 percent to 5.12 percent.  The new notional amount was scheduled to amortize monthly in accordance with the expected principal amortization of the underlying borrowings.  The expiration date of the swap was changed from December 15, 2001 to September 1, 2002.

On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with Wachovia Securities designed to hedge floating rate borrowings under the acquisition facility against changes in market rates.  Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (“Class A swap”) pursuant to which the Company’s interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million (“Class B swap”) pursuant to which the Company’s interest rate was fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortized based on an implied amortization of the hedged indebtedness. The Class A swap had a final maturity of December 20, 2002, while the Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company and the lender against any material increases in interest rates that may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement (“Class A cap”) enabled the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeded 4.81 percent on a notional amount that increased initially and then amortized based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expired December 20, 2002 and the cost of the cap was amortized in interest expense for the period. The second cap agreement (“Class B cap”) enabled the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeded 6 percent on a notional amount that increased initially and then amortized based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expired December 20, 2002 and the cost of the cap was imbedded in the fixed rate applicable to Class B swap. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain was amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133.  Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders’ equity through other accumulated comprehensive income (loss).  In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133.   As a result, the change in fair value of both swaps is reflected in net earnings for the period subsequent to May 31, 2001.  The interest rate caps entered into as a requirement of the FIARC commercial paper facility are not designated as hedges and, accordingly, changes in the fair value are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

6.     Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and nine months ended January 31, 2002 and 2003, are as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2002	2003	2002	2003
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,506,604	5,026,269	5,546,503	5,129,737
Effect of dilutive stock options and warrants	—	8,331	—	4,044
Weighted average shares outstanding for diluted earnings per share	5,506,604	5,034,600	5,546,503	5,133,781

For the three months and nine months ended January 31, 2002 and 2003, the Company had 544,487; 697,656; 544,487 and 701,943, respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.  As discussed in the proxy statement on August 5, 2002, the number of shares of common stock available for issuance under the 1995 Employee Stock Option plan was increased to 500,000 shares.  Under the plan, 72,500 options were granted on September 11, 2002.  Additionally, the 2002 Non-employee Director Stock Option plan was established with a total of 500,000 shares of common stock available for issuance.  Under the plan, 100,000 options were granted.

7.     Investment in First Auto Receivables Corporation

On December 24, 2002, the Company invested $475,061 for a 40% ownership interest in First Auto Receivables Corporation (“FARC”) and $712,591 for junior mezzanine investments of FARC.  FARC purchased a $197.5 million automobile loan portfolio from UAFC-2 Corporation, a subsidiary of Union Acceptance Corporation, with proceeds from $186 million in senior bridge debt, $8.9 million of senior mezzanine debt, $1.8 million of junior mezzanine debt and $1.2 million of equity.   The bridge debt interest rate is LIBOR plus 1%, the senior mezzanine interest rate is 22.5% and the junior mezzanine interest rate is 25%.

The Company accounts for its equity investment in FARC in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company will also perform loan servicing and collection activities on the portfolio.  For the three and nine months ended January 31, 2003, the Company recognized $222,024 of servicing income and $145,078 of other income related to the FARC investments. Other income is included in Late Fees and Other Income on the income statement and is primarily comprised of servicing income from FARC that is reclassified as income from the equity investment.  This reclassification is necessary due to the Company owning 40% of the equity in FARC. The equity investment and junior mezzanine investment are included in Deferred Financing Costs and Other Assets on the balance sheet.

8.     New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, addressing accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. The Company does not currently have goodwill or other similar intangible assets; therefore, the adoption of the new standard on May 1, 2002, has had no effect on the Company’s consolidated financial statements.

The FASB has issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, addressing accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective May 1, 2003 for the Company and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company does not anticipate that the adoption of the new standard will have a significant effect on its consolidated financial statements.

The FASB has issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was adopted by the Company effective May 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections (“SFAS 145”). This statement rescinds the requirement in SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) was issued.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company previously did not record a liability when guaranteeing obligations.  Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.  FIN 45 did not have a material effect on the Company’s financial statements.  The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its financial statements in the future.

In December 2002, the FASB issued Statement 148 (SFAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure — an Amendment of FASB Statement No. 123”, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effect on reported results of applying the fair value based method for entities which use the intrinsic value method of accounting.  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted.  The Company does not plan a change to the fair-value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”).  Variable interest entities will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to the Company as of the beginning of the applicable interim or annual period. The Company does not anticipate FIN 46 will have a material effect on its financial statements.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Net income for the three months ended January 31, 2003 was $62,790 compared to a net loss of $(681,144) for the three months ended January 31, 2002. Net income for the nine months ended January 31, 2003 was $252,615, which is flat as compared to the nine months ended January 31, 2002 net income of $248,907.  Earnings (loss) per common share were $0.01 and $(0.12) for the three months ended January 31, 2003 and January 31, 2002, respectively.  Earnings per common share were $0.05 for the nine months ended January 31, 2003, compared to $0.04 per common share for the prior year period.

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the Nine Months Ended January 31,
	2002	2003
Receivables Held for Investment:
Number	18,519	18,605
Principal balance	$217,179	$226,534
Average principal balance of receivables outstanding during the nine-month period	$230,706	$214,478
Average principal balance of receivables outstanding during the three-month period	$221,112	$219,111
Receivables Acquired for Investment:
Number	2,963	877
Principal balance	$11,555	$2,171
Other Servicing:
Number	—	11,055
Principal balance	—	$189,189
Total Managed Receivables Portfolio:
Number	21,482	30,537
Principal balance	$228,734	$417,894

Net Interest Income

The following tables summarize the Company’s net interest income (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2003	2002	2003
Interest income(1):
Receivables Held for Investment	$8,540	$8,430	$26,926	$24,606
Receivables Acquired for Investment and Investment in Trust Certificates(2)	555	(15)	2,251	466
	9,095	8,415	29,177	25,072
Interest expense:
Receivables Held for Investment(3)	2,711	2,485	10,043	8,033
Receivables Acquired for Investment and Investment in Trust Certificates	107	1	500	29
	2,818	2,486	10,543	8,062
Net interest income	$6,277	$5,929	$18,634	$17,010

(1)	Amounts shown are net of amortization of premium and deferred fees.

(2)

Amounts shown for the three and nine months ended January 31, 2002 reflect $175 and $695, respectively, in net interest income related to minority interest. Amounts shown for the three and nine months ended January 31, 2003 reflect $5 and $172, respectively, in net interest income related to minority interest.

(3)	Includes facility fees and fees on the unused portion of the credit facilities.

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2003	2002	2003
Receivables Held for Investment:
Effective yield on Receivables Held for Investment(1)	15.5%	15.4%	15.6%	15.3%
Average cost of debt(2)	5.0%	4.5%	6.0%	4.9%
Net interest spread(3)	10.5%	10.9%	9.6%	10.4%
Net interest margin(4)	10.6%	10.9%	9.8%	10.3%

(1)	Represents interest income as a percentage of average Receivables Held for Investment outstanding.
(2)	Represents interest expense as a percentage of average debt outstanding.
(3)	Represents yield on Receivables Held for Investment less average cost of debt.
(4)	Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income decreased 6% for the three months ended January 31, 2003 to $5.9 million from $6.3 million for the three months ended January 31, 2002.  Net interest income decreased 9% for the nine months ended January 31, 2003 to $17.0 million from $18.6 million for the nine months ended January 31, 2002.

Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

	Three Months Ended January 31, 2002 to 2003			Nine Months Ended January 31, 2002 to 2003
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Increase (Decrease)	Average Principal Amount	Average Rate	Total Net Increase (Decrease)

Receivables Held for Investment:
Interest income	$(77)	$(33)	$(110)	$(1,894)	$(426)	$(2,320)
Interest expense	18	(244)	(226)	(370)	(1,640)	(2,010)
Net interest income	$(95)	$211	$116	$(1,524)	$1,214	$(310)

Results of Operations

Three Months and Nine Months Ended January 31, 2003 and 2002 (dollars in thousands)

Interest Income.  Interest income for the 2003 periods decreased to $8,415 and $25,072 compared with $9,095 and $29,177 for the comparable periods in 2002. Interest income on Receivables Held for Investment decreased 1% for the three-month period and 9% for the nine-month period in 2003 compared to the comparable periods in 2002. This is due to a 1% and 7% decline in the average Receivables Held for Investment outstanding over the three-month and nine-month periods and to a reduction of 10 basis points, or a 1% decrease, in the yield on the Receivables Held for Investment for the three-month period and 30 basis points, or a 2% decrease, in the yield for the nine-month period ended January 31, 2003 compared to the same periods for 2002. The decrease in interest income on Receivables Acquired for Investment is primarily attributable to a 78% and 72% reduction in the average principal balances of the Receivables Acquired for Investment for the comparable three-month and nine-month periods.  This trend will continue as the Receivables Acquired for Investment portfolio liquidates.

Interest Expense.  Interest expense in 2003 decreased for both the three-month and nine-month periods to $2,486 and $8,062 as compared to $2,817 and $10,543 in 2002. Interest expense on Receivables Held for Investment decreased 8% and 20% for their respective periods.  This is primarily due to a reduction of 50 basis points, or a 10% decrease, in the interest rate on the outstanding borrowings in the three-month period and a reduction of 110 basis points, or a 18% decrease, in the interest rate for the nine-month periods in 2003 compared to 2002. The decrease in interest expense on Receivables Acquired for Investment for the three and nine month periods is attributable to a net reduction in the weighted average borrowings under the acquisition term and FIACC facilities.

Net Interest Income.  Net interest income decreased to $5,929 and $17,010, a decrease of 6% and 9% over the comparable three-month and nine-month periods in the prior year. The decreases resulted from lower average outstandings and lower yields on the Receivables Held for Investment and Receivables Acquired for Investment offset by lower cost of funds and outstanding borrowings to finance the Receivables Held for Investment and Receivables Acquired for Investment.

Provision for Credit Losses.  The provision for credit losses for 2003 increased to $2,815 and $7,453 as compared to $2,474 and $6,178 in 2002. The increase in provision for credit losses is primarily due to higher net charge offs for the 2003 periods coupled with an increase in the portfolio size.  Charge offs for the three-month period ended January 31, 2003 increased to $2,633 from $2,567 in the prior year period.  Charge offs for the nine-month period ended January 31, 2003 increased to $7,391 from $6,478 in the prior year period.  Both frequency and severity of repossession losses increased due to weakened economic conditions and the ability of customers to maintain comparable employment.  Recovery rates on repossessions have suffered due to decreasing prices and increased incentives for new vehicles which decreased the demand and price for used vehicles.

Loss on Receivables Acquired for Investment.  During the quarter ended January 31, 2002, a loss of $1,260 was recorded on the Receivables Acquired for Investment in order to provide for additional reserves due to higher losses than were originally anticipated. Receivables Acquired for Investment are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. During the prior three-month and nine-month period in fiscal 2003, no loss was incurred.  The loss in the prior year periods was due to a .42%, or $334,052, and 1.44%, or $954,833, increase in the cumulative loss rate for the FIACC and warehouse portfolios, respectively.

Servicing Income.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of First Auto Receivables Corporation (“FARC”).  FARC,which is 40% owned by the Company, purchased a portfolio of approximately $200 million of installment loan receivables.  Servicing income was $222 for the current year periods.  There was no servicing income in the prior year as no third party servicing was performed.

Late Fees and Other Income.  Late fees and other income increased to $499 for the three months ended January 31, 2003 compared to $409 for the comparable period in the prior year.  The increase is due to $145 of income from the equity investment in FARC in December 2002 offset by lower interest income earned on short-term marketable securities and money market instruments. The decrease is principally attributable to a decrease in the reinvestment rates on the cash collections. Late fees and other income decreased to $1,182 for the nine months ended January 31, 2003 compared to $1,392 for the comparable period in the prior year.  The decrease is primarily due to lower reinvestment income offset by the income from the equity investment in FARC.

Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  Unrealized losses are related to mark to market movements in the $100 million 6.42% pay fixed swap versus movements in the $100 million 5.025% receive floating swap and to the market movements on various interest rate caps the Company maintains as a credit facility requirement.

Salaries and Benefit Expenses.  Salaries and benefit costs were $2,101 and $2,063 for the three-month periods ended January 31, 2003 and 2002, respectively.  The slight increase is primarily due to higher benefits costs and slightly higher salary related expenses due to the increase in the managed portfolio from the addition of the FARC assets.  Salary and benefit costs decreased from $6,054 for the nine-month period ended January 31, 2002 to $5,740 for the same period in 2003. The 5% decrease is primarily due to lower incentive pay.

Other Interest Expense.  Other interest expense in 2003 decreased to $158 for the three-month period and $498 for the nine-month period as compared to $185 and $617, respectively, in 2002. The decrease was primarily due to a 19% reduction in the average outstanding borrowings and a 12% reduction in the average interest rate on this facility for the three months ended January 31, 2003 compared to 2002 and a 12% reduction in the average outstanding borrowings and a 22% reduction in the average interest rate for the nine months ended January 31, 2003 compared to 2002.

Other Expenses.  Other expenses decreased to $1,444 and $4,037 in 2003 from $2,000 and $5,206 in 2002. For the comparable three-month periods ended January 31, the decrease is primarily attributable to a reduction in amortization of deferred financing costs and stock warrants.  The 2002 periods included $555 of amortization related to the termination of the term loan working capital facility on December 6, 2001. A new term loan facility with First Union National Bank was entered into on December 6, 2001 in order to refinance the outstanding borrowings and increase the size of the facility.  Additionally, depreciation expense decreased due to completion of a capital lease in November 2001. The capital lease was initiated in December 1998 to purchase the assets of FISC. Lastly, telephone expense decreased due to favorable rates and efficient calling efforts.  These decreases are offset by an increase in postage and printing expense related to direct mail campaigns during the 2003 period that were not yet in operation for the 2002 period. For the nine months ended January 31, 2003 as compared to the nine months ended January 31, 2002, in addition to the decrease in amortization expense of $683, lower depreciation expense of $281, and lower telephone expense of $256, the Company realized savings from lower expenses related to operating leases that expired for various equipment and assets in the corporate offices.  These decreases are offset by higher postage and printing of $215 primarily due to the direct mail campaigns in the 2003 period.

Income Before Provision for Income Taxes and Minority Interest.  For the three months ended January 31, 2003, income before provision for income taxes and minority interest increased to $92 compared to a loss of $1,306 for the comparable prior year period.  The loss on Receivables Acquired for Investment in 2002 and higher fee income and lower operating expenses for 2003 were offset by lower net interest margin and higher losses. For the nine months ended January 31, 2003, income before provision for income taxes and minority interest decreased to $522 as compared to $601 for the 2002 period.  Lower net interest margin and higher losses were partially offset by the nonrecurring loss on Receivables Acquired for Investment and lower expenses.

Liquidity and Capital Resources

Sources and Uses of Cash Flows.  The Company’s business requires significant cash flow to support its operating activities.  The principal cash requirements include (i) amounts necessary to acquire receivables from dealers and fund required reserve accounts, (ii) amounts necessary to fund premiums for credit enhancement insurance, and (iii) amounts necessary to fund costs to retain receivables, primarily interest expense.  The Company also requires a significant amount of cash flow for working capital to fund fixed operating expenses, primarily salaries and benefits.

The Company’s most significant cash flow requirement is the acquisition of receivables from dealers. The Company paid $41.3 million and $87.6 million for receivables acquired for the three months and nine months ended January 31, 2003 compared to $18.3 million and $55.1 million paid in the comparable 2002 period.

The Company funds the purchase price of the receivables through the use of a $75 million warehouse credit facility provided to F.I.R.C., Inc. (“FIRC”) a wholly-owned special purpose financing subsidiary of the Company. The current FIRC credit facility generally permits the Company to draw advances up to the outstanding principal balance of qualified receivables. Receivables that have accumulated in the FIRC credit facility may be transferred to a commercial paper conduit facility at the option of the Company. Credit enhancement for the warehouse lenders is provided by an Auto Loan Protection Insurance (“ALPI”) policy issued by National Union Fire Insurance Company of Pittsburgh and reinsured by the Company’s captive insurance subsidiary.

To provide additional liquidity to fund the receivables portfolio, the Company utilized a $150 million commercial paper conduit financing through Variable Funding Capital Corporation (VFCC), a commercial paper conduit administered by Wachovia Securities as an additional source of warehouse financing for Receivables Held for Investment. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Receivables Corporation (“FIARC”). Credit enhancements for the $150 million facility are provided to the commercial paper investors by a surety bond issued by MBIA Insurance Corporation. At January 31, 2003, the Company had borrowings of $61,501,981 outstanding under the commercial paper facility. The Company had no outstanding borrowings under the FIARC facility as of April 30, 2002. The FIARC commercial paper facility expires on December 4, 2003.

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

The current term of the FIRC credit facility expired on December 4, 2002 and was renewed until December 5, 2003. Under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond December 5, 2003, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. If the facility is terminated, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be transferred from the FIRC credit facility. Borrowings under the FIRC credit facility were $28,610,000 and $69,730,000 at April 30, 2002 and January 31, 2003, respectively.

The Company also maintains a commercial paper conduit financing through Variable Funding Capital Corporation (“VFCC”), a commercial paper conduit administered by Wachovia Securities. The financing was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Auto Capital Corporation (“FIACC”) to fund the acquisition of receivables previously securitized by FISC.

FIACC acquires receivables from the Company in conjunction with the Company’s repurchase of previously securitized receivables acquired for investment and may borrow up to 88 percent of the face amount of receivables which are pledged as collateral for the commercial paper borrowings. In addition, a cash reserve equal to 2 percent of the outstanding borrowings under the FIACC commercial paper facility must be maintained in a reserve account for the benefit of the creditors.

The current term of the FIACC commercial paper facility expires on March 11, 2003, however the facility was paid off on January 15, 2003. The facility will not be renewed. At April 30, 2002, borrowings were $2,603,433 under the FIACC commercial paper facility.

In addition to the $225 million in credit facilities utilized to fund the acquisition of new receivables, the Company also has a working capital facility utilized to fund working capital requirements of the Company. On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the

$11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit.  On December 5, 2002, the maturity of the facility was extended to December 4, 2003.  Under the terms of the renewal, the interest rate was increased to LIBOR plus 2.25%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  This amortization schedule will continue until the term loan tranche is repaid, leaving the remaining facility consisting of the $9 million revolving tranche. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At April 30, 2002 and January 31, 2003, there was $11,798,520 and $9,990,074, respectively, outstanding under this facility.

The Company presently intends to seek a renewal of the working capital facility from its lender prior to maturity.  Should the facility not be renewed, the outstanding balance of the receivables would be amortized in accordance with the borrowing base.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.  If the facility is not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

The Company expects to initiate discussions with its lenders regarding the renewal and extension of the warehouse credit facilities prior to maturity. Management considers its relationship with the lenders under these facilities to be satisfactory and has no reason to believe that these facilities will not be renewed. If these facilities are not renewed, however, or if material changes are made to the terms and conditions, it could have a material adverse effect on the Company.    As of January 31, 2003, the Company had available unused credit facilities of $93,768,019. As of January 31, 2002, the Company had $190,360,000, including the $25,000,000 prefunding of Term Notes.  The prefunding is classified as restricted cash as of January 31, 2002.

On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”), completed the issuance of $159,036,000 of 3.46 percent Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secures the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below.   Proceeds from the issuance, which totaled $159,033,471, were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction.  The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision.  Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002 and January 31, 2003, the outstanding principal balances on the 2002-A Term Notes were $143,096,983 and $100,303,596, respectively.

On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2000-A (“Auto Trust”), completed the issuance of $167,969,000 of 7.174 percent asset-backed notes (“2000-A Notes”). The Notes are secured by a pool of automobile receivables totaling $174,968,641 which were previously owned by FIRC, FIARC and FIACC. Proceeds from the issuance, which totaled $167,967,690 were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction.  The 2000-A Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the Notes to 96 percent of the outstanding balance of the underlying receivables pool. The final maturity of the Notes is February 15, 2006. Credit enhancement for the 2000-A Noteholders is provided by a surety bond issued by MBIA Insurance Corporation. Additional credit support is provided by a cash reserve account which is equal to 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement amount. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002, the outstanding principal balance on the 2000-A Notes was $40,162,801. On November 15, 2002, the Company exercised its right to prepay the outstanding debt.  The collateral was financed through borrowings under the FIARC commercial paper facility.

On October 2, 1998, the Company, through its indirect, wholly-owned subsidiary, FIFS Acquisition Funding Company LLC (“FIFS Acquisition”), entered into a $75 million non-recourse bridge financing facility with VFCC, an affiliate of Wachovia Securities, to finance the Company’s acquisition of FISC. Contemporaneously with the Company’s purchase of FISC, FISC transferred certain assets to FIFS Acquisition, consisting primarily of (i) all receivables owned by FISC as of the acquisition date, (ii) FISC’s ownership interest in certain Trust Certificates and subordinated spread or cash reserve accounts related to two asset securitizations previously conducted by FISC, and (iii) certain other financial assets, including charged-off accounts owned by FISC as of the acquisition date. These assets, along with a $1 million cash reserve account funded at closing, served as the collateral for the bridge facility. The facility bears interest at VFCC’s commercial paper rate plus 2.35 percent. Under the terms of the facility, all cash collections from the receivables or cash distributions to the certificate holder under the securitizations were first applied to pay FISC a servicing fee in the amount of 3 percent on the outstanding balance of all owned or managed receivables and then to pay interest on the facility. Excess cash flow available after servicing fees and interest payments was utilized to reduce the outstanding principal balance on the indebtedness. In addition, one-third of the servicing fee paid to FISC was also utilized to reduce principal outstanding on the indebtedness. The bridge facility expired on August 14, 2000.

On August 8, 2000, the Company entered into an agreement with Wachovia Securities to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner owning 70 percent of the partnership assets and First Union Investors, Inc., an affiliate of Wachovia Securities, serves as the limited partner owning 30 percent of the partnership assets (the “Partnership”). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes will bear interest at VFCC’s commercial paper rate plus 0.95 percent per annum and will amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment as of the previous month end. The Class B Notes will bear interest at VFCC’s commercial paper rate plus 5.38 percent per annum and will amortize on a monthly basis by an amount which will vary based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balances of the Class A Notes were $3,670,765 and $60,487 at April 30, 2002 and January 31, 2003, respectively. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests.  During the nine months ended January 31, 2002, $866,583 was distributed to the limited partner.  Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions will be paid until the Class A Notes are retired. On February 20, 2003, the Class A Notes were fully paid and all excess cash flows will flow to the partners. The amount of the partners’ cash flow will vary depending on the timing and amount of cash flows on the assets. The Company is accounting for Wachovia Securities’ limited partnership interest in the Partnership as a minority interest.

On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10 percent per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities.  The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. At April 30, 2002 and January 31, 2003, there was $525,000 and $746,280, respectively, outstanding under this facility.

Substantially all of the Company’s receivables are pledged to collateralize the credit facilities. Management considers its relationship with all of the Company’s lenders and the Noteholders to be satisfactory and has no reason to believe that the credit facilities will not be renewed.

The Company’s most significant source of cash flow is the principal and interest payments from the receivables portfolio. The Company received such payments in the amount of $84.2 million and $96.1 million for the nine months ended January 31, 2003 and 2002, respectively. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and custodian fees and excess cash flow is used to fund operations.  During the nine months ended January 31, 2003, the Company required net cash of $27.9 million as the receivable purchases exceeded the portfolio collections.  During the nine months ended January 31, 2002, the Company generated net cash flow of $14.3 million as principal collections on Receivables Held for Investment exceeded cash required for purchases.

In addition to the excess cash flow generated from the principal and interest collections on the receivables portfolio, the Company collects servicing fees funded from each of the credit facilities.  Servicing fees range from 2% to 2.5% of the outstanding principal balance of the loans.  Excess cash flows and servicing fees are received after month end but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.   At January 31, 2003 and 2002, the Company’s unencumbered cash was $1,341,586 and $1,867,119, respectively.   Excess cash and servicing fees collected after month end but related to the prior month activity totaled $1,890,646 and $1,039,921 as of January 31, 2003 and 2002, respectively. Management believes the unencumbered cash and cash inflows are adequate to fund cash requirements for operations.

Interest Rate Management.  The Company’s warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company’s receivables bear interest at fixed rates that do not generally vary with the change in interest rates. Since a primary contributor to the Company’s profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

The Company was previously a party to a swap agreement with Bank of America pursuant to which the Company’s interest rate was fixed at 5.565 percent on a notional amount of $120 million. The swap agreement expired on January 12, 2000. In connection with the issuance of the Term Notes, the Company entered into a swap agreement with Bank of America pursuant to which the Company pays a floating rate equal to the prevailing one month LIBOR rate plus 0.505 percent and receives a fixed rate of 7.174 percent from the counterparty. The initial notional amount of the swap was $167,969,000, which amortized in accordance with the expected amortization of the Term Notes. Final maturity of the swap was August 15, 2002.

On September 27, 2000, the Company elected to terminate the aforementioned swap at no material gain or loss and enter into a new swap under which the Company would pay a fixed rate of 6.30 percent and receive the prevailing one month LIBOR rate plus 0.505 percent on a notional amount of $100 million.  Under the terms of the swap, the counterparty had the option of extending the swap for an additional three years to mature on April 15, 2004 at a fixed rate of 6.42 percent.  On April 15, 2001, the counterparty exercised its extension option.

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

In connection with the repurchase of the ALAC 97-1 Securitization and the financing of that repurchase through the FIACC subsidiary on September 15, 2000, FIACC entered into an interest rate swap agreement with Wachovia Securities under which FIACC pays a fixed rate of 6.76 percent as compared to the one month commercial paper index rate. The initial notional amount of the swap is $6,408,150, which amortizes monthly in accordance with the expected amortization of the FIACC borrowings. The final maturity of the swap was December 15, 2001. On March 15, 2001, in connection with the repurchase of the ALAC 1998-1 Securitization and the financing of that purchase through the FIACC subsidiary, the Company and the counterparty modified the existing interest rate swap increasing the notional amount initially to $11,238,710 and reducing the fixed rate from 6.76 percent to 5.12 percent.  The new notional amount amortized monthly in accordance with the expected principal amortization of the underlying borrowings.  The expiration date of the swap was changed from December 15, 2001 to September 1, 2002.

On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with Wachovia Securities designed to hedge floating rate borrowings under the acquisition facility against changes in market rates.  Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million (“Class A swap”) pursuant to which the Company’s interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million (“Class B swap”) pursuant to which the Company’s interest rate is fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortized based on an implied amortization of the hedged indebtedness. The final maturity of the Class A swap  was December 20, 2002 while the Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps, which protected the Company, and the lender against any material increases in interest rates that may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement (“Class A cap”) enabled the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeded 4.81 percent on a notional amount that increased initially and then amortized based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expired December 20, 2002 and the cost of the cap was amortized in interest expense for the period. The second cap agreement (“Class B cap”) enabled the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeded 6 percent on a notional amount that increased initially and then amortized based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expired December  20, 2002  and the cost of the cap was imbedded in the fixed rate applicable to Class B swap. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain was amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

As of May 1, 2001 the Company had designated the three interest rate swaps and one interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133.  Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in stockholders’ equity through other comprehensive income.  In connection with the decision to enter into the $100 million floating rate swaps on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133.   As a result, the change in fair value of both swaps is reflected in net earnings  for period subsequent to May 31, 2001. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of $(2,501,595), net of a tax benefit of $1,437,925, as a reduction to shareholders’ equity and recorded a corresponding liability to reflect the fair market value of the derivatives as of May 1, 2001. The equity adjustment is classified as accumulated other comprehensive income (loss) and the derivative liability is classified in the interest rate derivative positions liability.  Over a period ending in April 2004, the maturity date of the final swap, the Company will reclassify into earnings substantially all of the transition adjustment originally recorded.

During the nine months ended January 31, 2003 and as a requirement of the FIARC commercial paper facility, the Company entered into six interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net earnings.  Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,401,259 as of January 31, 2003 and $2,338,625 as of April 30, 2002 as a percentage of the Receivables Held for Investment of $226,533,824 as of January 31, 2003 and $212,926,747 as of April 30, 2002 was 1.1% at January 31, 2003 and April 30, 2002.

With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of January 31, 2003 and April 30, 2002, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 7.3% and 14.6%, respectively. The nonaccretable portion represents the excess of a loan’s scheduled contractual principal and interest payments over its expected cash flows.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $2,814,888 and $2,474,025 have been recorded for the three months ended January 31, 2003 and January 31, 2002, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company’s captive insurance subsidiary.  Provisions for credit losses of $7,453,438 and $6,177,825 have been recorded for the nine months ended January 31, 2003 and January 31, 2002, respectively.

The Company calculates the allowance for credit losses in accordance with SFAS 5, “Accounting for Contingencies”.  SFAS 114, “Accounting for Creditors for Impairment of a Loan”, does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans.

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

The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

	As of or for the Nine Months Ended January 31,
	2002		2003
	Number	Amount	Number	Amount
Receivables Held for Investment:
Delinquent amount outstanding(1):
30 – 59 days	149	$1,795	373	$3,865
60 – 89 days	80	1,038	181	2,004
90 days or more	279	3,392	526	5,442
Total delinquencies	508	$6,225	1,080	$11,311
Total delinquencies as a percentage of outstanding receivables	2.7%	2.9%	5.8%	5.0%
Net charge-offs as a percentage of average receivables outstanding during the period(2)		3.7%		4.6%

(1)	Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

(2)	The percentages have been annualized and are not necessarily indicative of the results for a full year.

The increase in the delinquency rate reflects the continued economic weakness and the impact of a further aging of the Company’s portfolio.  The higher annualized charge-off rate results from a higher number of repossessions coupled with lower recovery rates on the repossessed collateral.

As of January 31, 2003, there were 483 accounts totaling $5,583,256 that were in bankruptcy status and were more than 30 days past due.  As of January 31, 2002, there were 594 accounts totaling $5,981,186 that were in bankruptcy status and were more than 30 days past due.  As of January 31, 2003 and January 31, 2002, 86% and 84%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company’s portfolio of Receivables Acquired for Investment was 37.4% and 11.3% as of January 31, 2003 and April 30, 2002, respectively.  Delinquencies are increasing principally due to the aging of the portfolio and relatively small number of loans remaining in these portfolios.  The loans that are remaining have higher delinquencies and this trend is expected to continue until all loans are collected.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk discussion and the estimated amounts generated from the analysis that follows are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially due to changes in the Company’s product and debt mix, developments in the financial markets, and further utilization by the Company of risk-mitigating strategies such as hedging.

The Company’s operating revenues are derived almost entirely from the collection of interest on the receivables it retains and its primary expense is the interest that it pays on borrowings incurred to purchase and retain such receivables. The Company’s credit facilities bear interest at floating rates which are reset on a short-term basis, whereas its receivables bear interest at fixed rates which do not generally vary with changes in interest rates. The Company is therefore exposed primarily to market risks associated with movements in interest rates on its credit facilities. The Company believes that it takes the necessary steps to appropriately reduce the potential impact of interest rate increases on the Company’s financial position and operating performance.

The Company relies almost exclusively on revolving credit facilities to fund its origination of receivables. Periodically, the Company will transfer receivables from a revolving to a term credit facility. Currently, all of the Company’s credit facilities in combination with various swaps bear interest at floating rates tied to either a commercial paper index or LIBOR.

As of January 31, 2003, the Company had $115.4 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $733,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of January 31, 2002, the Company had $45.5 million of floating rate secured debt outstanding considering the effect of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $289,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

First Investors Financial Services Group, Inc.
(Registrant)

Date: March 7, 2003	By: /s/ TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: March 7, 2003	By: /s/ BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer

Certification Required

by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Tommy A. Moore, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Investors Financial Services Group, Inc. (the “Company”);

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

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls, which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.

The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

By: /s/ TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
Chief Executive Officer

I, Bennie H. Duck, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Investors Financial Services Group, Inc. (the “Company”);

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

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls, which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.

The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

By: /s/ BENNIE H. DUCK
Bennie H. Duck
Chief Financial Officer