Form 10-K
period 2003-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2003-07-18
CIK 948034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2003
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of October 31, 2002, based on the closing price of the Common Stock on the NASDAQ National Market on said date, was $11,074,504.

        There were 5,026,269 shares of Common Stock of the registrant outstanding as of October 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        There is incorporated by reference in Part III of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its annual meeting of shareholders to be held on September 10, 2003, which is to be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2003.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
AND SUBSIDIARIES

FORM 10-K
APRIL 30, 2003

PART I

ITEM 1. BUSINESS

General

        First Investors Financial Services Group, Inc., organized in 1989, is a consumer finance company engaged in both the purchase of receivables originated by franchised automobile dealers and originating loans directly to consumers in connection with the sale or refinance of new and late-model used vehicles. The Company specializes in lending to consumers with impaired credit profiles. Additionally, the Company has purchased receivables in bulk portfolio acquisitions or from other third party originators. The Company does not utilize off-balance sheet securitization to finance its Receivables Held for Investment. As of April 30, 2003, the Company had Receivables Held for Investment in the aggregate principal amount of $226,362,218, having an effective yield of 15.0 percent and a net interest spread to the Company of 10.4 percent (net of cost of funds and other carrying costs).

        During the fiscal year ended April 30, 2003, the Company started performing servicing and collection activities for third parties through First Investors Servicing Corporation ("FISC"), a wholly owned subsidiary located in Atlanta, Georgia. The total managed portfolio serviced by FISC was $659 million as of April 30, 2003.

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

Originating Dealer Base

        General.    The Company primarily purchases receivables from the new and used car departments of dealers operating under franchises from the major automobile manufacturers. The Company does not generally do business with "independent" dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5 percent of the receivables owned by the Company at April 30, 2003, and no dealer or group of related dealers originated more than 5 percent of the receivables held by the Company at that date. The volume and frequency of receivable purchases from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

        Location of Dealers.    Approximately 23 percent of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989. The Company's expansion beyond Texas began in 1992 and today the Company operates in 28 states.

        The following table summarizes, with respect to each state in which the Company operates, the number of receivables (and percentage of total receivables) outstanding which were originated by the Company from dealers in such state or purchased through bulk portfolio acquisitions during the last two fiscal years:

	Receivables Held for Investment
	Year Ended April 30, 2002		Year Ended April 30, 2003
State	Loan Count	%	Loan Count	%
Texas	4,704	26.0%	4,769	25.7%
Georgia	3,329	18.4%	3,421	18.4%
Ohio	2,965	16.4%	2,798	15.1%
Oklahoma	2,055	11.3%	1,747	9.4%
Missouri	877	4.8%	813	4.4%
Tennessee	576	3.2%	678	3.7%
North Carolina	578	3.2%	610	3.3%
Colorado	456	2.5%	425	2.3%
Michigan	477	2.6%	421	2.3%
Florida	163	0.9%	414	2.2%
Virginia	415	2.3%	383	2.1%
Illinois	158	0.9%	354	1.9%
Kansas	246	1.4%	220	1.2%
Washington	204	1.1%	183	1.0%
New Jersey	205	1.1%	178	1.0%
California	104	0.6%	175	0.9%
Arizona	75	0.4%	167	0.9%
Indiana	102	0.6%	153	0.8%
Kentucky	101	0.6%	139	0.7%
All others (1)	333	1.7%	525	2.7%

	18,123	100.0%	18,573	100.0%

(1)
Includes dealers located in Connecticut, Delaware, Iowa, Idaho, Massachusetts, Maryland, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, South Carolina, South Dakota, Utah, Vermont, and Wisconsin.

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

Financing Programs

        The Company originates loans from two sources: (i) dealer indirect (the "core program"), and (ii) consumer direct utilizing direct marketing. The core program generates approximately 81 percent of the Company's current origination volume and consists of loans purchased directly from dealerships in states in which the Company operates. Consumer direct originations contribute approximately 19 percent of originations and involve applications for credit obtained through direct marketing efforts from consumers who are seeking to acquire a vehicle or refinance an existing automobile loan.

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

        In addition to purchasing receivables from dealers under the core program or making loans directly to consumers, the Company has also acquired seasoned receivables in bulk portfolio acquisitions or from other third party originators and may continue to do so from time to time.

        The Company had active dealership agreements with 1,620 dealers at April 30, 2003. These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The agreements with the core program dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to repurchase receivables that do not conform to these warranties, the dealers do not guarantee collectibility or obligate themselves to repurchase receivables solely because of payment default. The receivables are purchased at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables and the Company's assessment of relative credit risk. The pricing and credit terms upon which the Company agrees to acquire receivables is governed by the Company's credit policy and a credit score generated by the Company's proprietary, empirical based scoring model.

Credit Evaluation

        General.    In connection with the origination of a receivable for purchase by the Company, the Company follows systematic procedures designed to eliminate unacceptable risks. This involves a three-step process whereby (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company's credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company's funding department, and (iii) additional collateral verification procedures and customer interviews are conducted by the Company. During the course of this process, the Company's credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers tendering receivables or with individuals to whom the Company lends directly. The Company has developed various financing programs under which it approves loans that vary in pricing and loan terms depending on the relative credit risk determined for each loan. Credit or default risk is evaluated by the Company's loan officers in conjunction with a proprietary, empirical based credit scoring model developed based on the Company's 15 year database of non-prime lending results.

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

        In July 1999, the Company elected to terminate the servicing agreement with GECC in connection with the transfer of the servicing and collection activities on the receivables to the Company's internal servicing and collection platform. In addition to servicing its owned portfolio, in December 2002, the Company began servicing and collection activities for third parties in exchange for servicing fees. The Company completed two transactions during the fiscal year ended April 30, 2003, both of which related to portfolio acquisitions from collateral previously originated by Union Acceptance Corporation. Under the first transaction, the Company invested $475,061 for a 40% ownership interest and $712,591 in junior mezzanine debt of First Auto Receivables Corporation ("FARC"). FARC purchased a $197.5 million automobile loan portfolio. In addition to the equity and debt investments, the Company collects a fee for servicing the portfolio. The second transaction is a $276 million auto loan portfolio purchased by a third party and serviced by the Company. The Company will continue to seek opportunities to increase servicing income through investments in bulk portfolio acquisitions.

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

	April 30,
	2002	2003
Average monthly gross income.	$4,052	$4,195
Average ratio of consumer debt to gross income	35%	35%
Average years in current employment	6	7
Average years in current residence	5	6
Residence owned	43%	47%
Residence rented	51%	46%
Other residence arrangements (1)	6%	7%

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

	April 30,
	2002	2003
New Vehicles:
Percentage of portfolio (1)	20%	23%
Number of receivables outstanding	3,544	4,243
Average amount at date of acquisition	$20,265	$21,277
Average term (months) at date of acquisition (2)	62	66
Average remaining term (months) (2)	40	43
Average monthly payment.	$472	$488
Average annual percentage rate	16.9%	16.0%
Used Vehicles:
Percentage of portfolio (1)	80%	77%
Number of receivables outstanding	14,579	14,330
Average age of vehicle at date of acquisition (years)	2	2
Average amount at date of acquisition	$15,989	$16,378
Average term (months) at date of acquisition (2)	58	59
Average remaining term (months) (2)	36	33
Average monthly payment.	$403	$413
Average annual percentage rate.	17.7%	17.1%

(1)
Calculated on the basis of number of receivables outstanding as of the date indicated.
(2)
Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average stated term of receivables included in a portfolio will not correspond with actual average life.

Financing Arrangements

        General.    The Company financing strategy is to utilize credit and commercial paper facilities with financial institutions to fund originations. When sufficient volume is originated, the Company will complete an on balance sheet securitization and issue term notes, thereby freeing up capacity in the warehouse and credit facilities. Additionally, the Company has a working capital term loan that was utilized for working capital and general corporate purposes. Lastly, the Company has an agreement with one of its shareholders who is a member of its Board of Directors to borrow up to $2.5 million. Proceeds of the borrowings are to be used to fund private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan and for general corporate purposes. The following chart summarizes the borrowing status at April 30, 2003:

Facility Type	Outstanding Balance	Unused	Total
FIARC Commercial Paper Facility	$78,254,521	$71,745,479	$150,000,000
FIRC Credit Facility	63,690,000	11,310,000	75,000,000
Term Notes	87,358,847	—	87,358,847
Working Capital Term Loan	8,714,518	—	8,714,518
Shareholder	746,280	1,753,720	2,500,000

Total	$238,764,166	$84,809,199	$323,573,365

        Please see Note 7 to the consolidated financial statements for further information regarding interest rates, expiration dates and other terms of the various facilities.

Risk Areas

        Warehouse Credit Facilities.    The Company's credit and commercial paper facilities with financial institutions, collectively referred to as warehouse credit facilities, are renewed periodically. On December 5, 2002, the maturity date of the FIRC facility was extended to December 4, 2003. Under the terms of the renewal, the facility was to revert back to $50 million on June 30, 2003 based on the anticipated issuance of additional asset-backed notes which would decrease the borrowings below the reduced facility limit. On June 30, 2003, the FIRC credit facility commitment of $75 million was extended to October 31, 2003 at which time it will convert to $50 million. There were no other material changes to the terms and conditions of the facility. Under the renewal mechanics of the facility, should the lenders elect not to renew the facility beyond October 31, 2003, the facility would convert to a term loan facility which would mature six months thereafter and amortize monthly in accordance with the borrowing base with any remaining balance due at maturity. The FIARC commercial paper facility expired on January 12, 2003 and was renewed until December 4, 2003. No other material changes were made. If the facility is not extended beyond the maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to transfer from the credit facility. The Company presently intends to seek a renewal of the facility from its lenders prior to maturity. Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed. If the facility is not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

        Term Notes.    The Company relies on its ability to pool and sell receivables in the asset-backed market in order to generate cash used to pay down the warehouse facilities. Adverse terms or unfavorable occurences in the auto asset-backed market could make securitizations more expensive or could impair the ability to complete securitizations which would have an adverse effect on the Company's liquidity and financial position.

        Loan Covenants.    The documentation governing each of the Company's financing arrangements contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and working capital facility or the termination of the commercial paper facilities. Through the operation of the collateral agency arrangements, which are in the nature of a "lock-box" security device covering the collection of principal and interest on almost all of the Company's receivables, such a default could cause the immediate termination of the Company's primary sources of liquidity. The Company was not in default with respect to any covenants governing these financing arrangements at April 30, 2003.

        Interest Rate Management.    The Company's warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company's receivables bear interest at fixed rates that do not generally vary with changes in market interest rates. Since a primary contributor to the Company's profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates. Please see Market Risk under Item 7 for quantification.

        The following is a summary of the financial instruments owned as of April 30, 2003:

Financial Instrument	Notional	Interest Rate Paid	Interest Rate Received	Expiration Date	Positive (Negative) Fair Value
Interest Rate Swap	$100,000,000	6.42%	Floating One Month LIBOR	April 15, 2004	$(5,248,000)
Interest Rate Swap	$100,000,000	Floating One Month LIBOR	5.025%	April 15, 2004	$3,838,784
Interest Rate Caps	$16,222,000	Not Applicable	7.5% (a)	Various	$24,336
Interest Rate Caps	$73,802,414	Not Applicable	6.5% (a)	Various	$242,187

(a)
This interest rate represents the cap rate. In the event interest rates rise above the cap rate, the Company will receive the rate difference multiplied by the outstanding notional balance.

        Since the Company has offsetting positions on the interest rate swap transactions, the exposure is limited to the notional balance multiplied by 1.395% for the remaining term of the swaps. The pay fixed interest rate swap transaction was entered into as protection for interest rate movements in conjunction with floating rates on the warehouse credit facilities. Partially due to anticipation of the issuance of fixed rate Term Notes, the Company entered into the offsetting receive fixed swap.

        The interest rate caps were purchased as a requirement of the FIARC commercial paper facility and expiration dates range from April 2006 to May 2009. The interest rate caps were purchased at a cost of $522,204 and have amortizing notional balances in accordance with expected paydowns on the corresponding FIARC debt.

        As of May 1, 2001 the Company designated its interest rate swaps and an interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133.    Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process were recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders' equity through other comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swap on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of the swaps is reflected in net earnings for the period subsequent to May 31, 2001. In conjunction with this designation and the adoption of SFAS 133 and SFAS 138, the Company recorded a transition adjustment in the aggregate amount of $(2,501,595), net of a tax benefit of $1,437,925, as a reduction to shareholders' equity and recorded a corresponding liability to reflect the fair market value of the derivatives as of May 1, 2001. The equity adjustment is classified as other comprehensive income (loss) and the derivative liability is classified in the interest rate derivative positions liability. Over a period ending April 2004, the maturity date of the final swap, the Company will reclassify into earnings substantially all of the transition adjustment originally recorded.

        The interest rate caps are not designated as hedges and, accordingly, changes in the fair value are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for the interest rate cap positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

        Credit Enhancement—FIRC Credit Facility.    In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as "ALPI" insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company's ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh ("National Union"), which is a wholly-owned subsidiary of American International Group. As of April 30, 2003 National Union had been assigned a rating of A+ + by A.M. Best Company, Inc.

        The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, of which the largest component is the basic ALPI insurance, represented approximately 3.9 percent of the principal amount of the receivables acquired during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2001, 2002 and 2003 were $3,413,186, $2,382,031 and $4,141,328, respectively, and accounted for 3.0 percent, 3.1 percent and 3.8 percent of the aggregate principal balance of the receivables acquired during such respective periods.

        Prior to establishing its relationship with National Union in March 1994, the Company's ALPI policy was provided by another third-party insurer. In April 1994, the Company organized First Investors Insurance Company (the "Insurance Subsidiary") under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company's ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96 percent of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. As of April 30, 2003, gross premiums had been ceded to the Insurance Subsidiary since its inception by National Union in the amount of $28,486,788 and the Insurance Subsidiary reimbursed National Union for aggregate reinsurance claims in the amount of $8,089,381. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary's obligations for losses it has reinsured.

        The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2003, the Insurance Subsidiary had capital and surplus of $1,753,375 and unencumbered cash reserves of $1,521,507 in addition to the $2,725,785 trust account.

        The ALPI coverage as well as the Insurance Subsidiary's liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Subsidiary's liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The Company believes the losses its Insurance Subsidiary will be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Subsidiary.

        Credit Enhancement—FIARC Commercial Paper Facility.    Enhancement for the FIARC commercial paper facility is provided by a surety bond issued by MBIA Insurance Corporation. The surety bond provides payment of principal and interest to Variable Funding Capital Corporation ("VFCC") in the event of payment default by FIARC. MBIA is paid a surety premium equal to 0.35 percent per annum on the average outstanding borrowings under the facility. The surety bond is issued for a term to coincide with the facility. Termination of the surety bond would result in default under the FIARC commercial paper facility.

        Credit Enhancement—Term Notes.    A surety bond issued by MBIA Insurance Corporation enhances the 2002-A Term Notes issued in January 2002. The surety bond provides payment of principal and interest to the noteholders in the event of payment default by the 2002-A Trust. MBIA is paid a surety premium equal to 0.35 percent per annum on the outstanding balance of the 2002-A Term Notes. The surety bond was issued for the term of the underlying notes, which mature on December 15, 2008. Termination of the surety bond would result in default under the governing documents.

        Economy.    Periods of weakened economic condition and slow or negative growth will tend to have an unfavorable effect on delinquencies, defaults and losses, particularly with non prime borrowers. Recent periods have also been negatively impacted by declining prices of used vehicles which increases losses to the Company upon repossession. These decreasing prices are primarily due to heavy incentives being offered on new vehicles which has decreased the demand in the used market. Losses have adverse effects on the Company's liquidity and operating results.

        Servicer Default.    The Company performs servicing and collection activities for its owned portfolio as well as two pools of loans owned or partially owned by third parties. Each of the servicing agreements identifies areas of servicer default which are generally defined as the inability to protect the assets under agreement or failing trigger tests of the portfolios. Triggers are related to negative default and loss performance as compared to trigger levels. An event of servicer default would have adverse effects on liquidity and profitability and could result in having the portfolios transferred to another servicer.

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

        In connection with the acquisition of FISC in October 1998, the Company obtained interests in two securitizations of automobile receivables. The outstanding balance of the receivables sold pursuant to these two securitizations were repurchased by the Company in September 2000 and March 2001, respectively, and are now reflected in Receivables Acquired for Investment.

Employees

        The Company had 166 employees as of April 30, 2003, including 49 located at its headquarters in Houston, 113 located at its loan servicing center in Atlanta and 4 regional marketing representatives. The Company's employees are covered by group health insurance, but the Company has no pension, profit-sharing or other material benefit programs. Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant's voluntary contributions up to a maximum voluntary contribution of 3 percent of the participant's compensation. In fiscal years 2003 and 2002, the Company recorded matching contributions to the 401(k) plan of $32,548 and $30,265, respectively. Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company. Under the terms of the Deferred Compensation Plan, the participants may elect to make contributions to the plan that exceeds amounts allowed under the Company's 401(k) plan. The Company pays the administrative expenses of the Deferred Compensation Plan. As of April 30, 2003 and 2002, the amounts invested under the Deferred Compensation Plan totaled $236,378 and $256,876, respectively. The Company has no collective bargaining agreements and considers its employee relations to be satisfactory.

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

        In addition to specific licensing and consumer regulations applicable to the Company's business, the Company's ability to enforce and collect its receivables is limited by several laws of general application including the Fair Debt Collection Practices Act, Federal bankruptcy laws and the Uniform Commercial Codes of the various states. These and similar statutes govern the procedures, and in many instances limit the rights of creditors, in connection with asserting defaults, repossessing and selling collateral, realizing the proceeds thereof, and enforcing deficiencies.

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

        The Company's offices in suburban Houston consist of approximately 12,369 square feet on the seventh floor of an eight-story office building. This space is held under a lease requiring average annual rentals of approximately $220,000 and expiring on February 28, 2005, with an option to renew for five years at the market rate then prevailing.

        The Company's offices in suburban Atlanta consist of approximately 27,467 square feet on the third and fourth floors of a four-story office building. This space is held under a lease requiring average annual rentals of approximately $571,000 and expiring on June 30, 2007, with an option to renew for two consecutive five-year periods at the market rate then prevailing.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common stock has been traded on the NASDAQ National Market System, under the symbol "FIFS" since the completion of the Company's initial public offering on October 4, 1995. High and low bid prices of the common stock are set forth below for the periods indicated.

Three Months Ended	High	Low
April 30, 2003	$4.25	$3.27
January 31, 2003	$3.75	$2.36
October 31, 2002	$3.44	$2.60
July 31, 2002	$3.90	$3.25
April 30, 2002	$3.90	$3.20
January 31, 2002	$3.50	$3.10
October 31, 2001	$3.89	$3.10
July 31, 2001	$3.98	$3.20

        As of July 1, 2003, there were approximately 30 shareholders of record of the Company's common stock. The Company believes the number of beneficial owners to be approximately 232.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data of the Company for the four fiscal years ended April 30, 2003, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except share data). The selected consolidated financial data for the year ending April 30, 1999 and the balance sheet data as of April 30, 2000 has been derived from the unaudited financial statements of the Company. As reflected in the Company's Form 10-K/A filed November 29, 2002, the Company restated the Consolidated Financial Statements as of April 30, 2002 and 2001, and for the three years ended April 30, 2002 to correct for certain prior period misstatements that were discovered by the Company as it was performing additional control procedures adopted during the first quarter 2003 period at the request of its new accounting firm, Grant Thornton LLP. The restatement related to overstated balances that should have been identified by the Company upon conversion from a third party servicer. The restatement impacted certain restricted cash, deferred expenses, receivables held for investment, and tax balances as reported, but it did not affect the Company's free liquidity position or debt position. The balance of retained earnings as of April 30, 1999 has been restated from amounts previously reported to reflect a retroactive charge of $1,248,918, after tax. Restricted cash, deferred expenses, receivables held for investment, and tax balances have been adjusted for the restatement for all applicable years. Because of the restatement and due to the predecessor auditing firm no longer being in business, an updated opinion could not be obtained for 1999.

	Year Ended April 30,
	1999	2000	2001	2002	2003
Statement of Operations:
Interest income	$31,076	$40,276	$44,365	$37,547	$32,940
Interest expense	12,782	16,510	20,141	13,710	10,166

Net interest income	18,294	23,766	24,224	23,837	22,774
Provision for credit losses	4,661	6,414	8,351	8,941	10,338
Loss on Receivables Acquired for Investment and Trust Certificates	—	—	400	1,260	—

Net interest income after provision for credit losses and loss on Receivables Acquired for Investment and Trust Certificates	13,633	17,352	15,473	13,636	12,436

Late fees and other	1,594	2,728	2,563	1,810	1,887
Servicing	1,200	1,293	457	—	1,080
Unrealized loss on interest rate derivative positions	—	—	—	(121)	(329)

Total other income	2,794	4,021	3,020	1,689	2,638

Servicing fees	2,350	435	—	—	—
Salaries and benefits	6,030	9,413	9,389	8,041	7,879
Other interest expense	540	1,153	1,311	785	643
Other	4,354	5,705	6,897	6,664	5,914

Total operating expenses	13,274	16,706	17,597	15,490	14,436

Income (Loss) before provision (benefit) for income taxes and minority interest	3,153	4,667	896	(165)	638
Provision (Benefit) for income taxes	1,151	1,703	29	(178)	191
Minority interest	—	—	815	322	114

Net Income (Loss)	$2,002	$2,964	$52	$(309)	$333

Basic and diluted net income (loss) per common share	$0.36	$0.53	$0.01	$(0.06)	$0.07

	As of April 30,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Receivables Held for Investment, net	$181,352	$234,803	$247,770	$215,243	$228,989
Receivables Acquired for Investment, net	41,024	21,888	26,121	9,020	2,704
Investment in Trust Certificates.	10,755	5,849	—	—	—
Interest rate derivative positions	—	—	—	3,119	4,105
Other assets.	38,100	38,942	38,269	38,531	37,198

Total assets	$271,231	$301,482	$312,160	$265,913	$272,996

Debt:
Term notes	$—	$151,104	$84,926	$183,260	$87,359
Acquisition term facility	55,737	26,212	11,126	3,671	—
Warehouse credit facilities	176,549	77,545	168,250	31,213	141,945
Working capital facility	7,235	13,300	12,825	11,798	8,715
Other borrowings	—	—	—	525	746
Interest rate derivative positions.	—	—	—	5,886	5,248
Other liabilities	5,797	4,445	4,343	2,042	1,758
Minority interest	—	—	1,587	932	732
Shareholders' equity	25,913	28,876	29,103	26,586	26,493

Total liabilities and shareholders' equity	$271,231	$301,482	$312,160	$265,913	$272,996

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

        Financial Reporting Release No. 60, which was issued by the Securities and Exchange Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements. Note 2 to the consolidated financial statements includes a summary of the significant accounting policies and methods in preparation of the Company's consolidated financial statements.

        The preparation of financial statements includes the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of net revenues and expenses during the reporting periods.

        The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods used in the preparation of the consolidated financial statements.

        Receivables Acquired for Investment.    In connection with loans that were acquired in a portfolio purchase by the Partnership, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the loan's contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan's expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan. Assets are reported for the entire Partnership and the partner's share of income is reported as minority interest. See Note 7—Acquisition Facility.

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

        Income Recognition.    For Receivables Held for Investment, the Company accrues interest income monthly based upon contractual terms using the effective interest method. Interest income also includes additional amounts received upon early payoffs of certain receivables attributable to the difference between the principal balance of the receivables calculated using the Rule of 78's method and the principal balance of the receivables calculated using the effective interest method. When a receivable becomes 90 days past due, income accrual is suspended until the payments become current. When a loan is charged off or the collateral is repossessed, the remaining income accrual is written off. Other income includes late charge fees and is recognized as collected. Servicing income is accrued as it is earned and intercompany amounts are eliminated upon consolidation.

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

        Efforts to make customer contact generally begin when the customer is three days past due and become more aggressive as the loan becomes further past due. Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment. Through the evaluation, if it is determined that the loan is uncollectible, the collateral is repossessed. Generally this occurs at 90 to 120 days past due. Upon repossession, an impairment is recorded to write off Receivables Held for Investment and record the fair value as Assets Held for Sale. Fair value is determined by estimating the proceeds of the collateral which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses. After collection of all proceeds, the Company realizes an adjustment, positive or negative, based on the difference between the fair value estimate and the true proceeds received. In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

        The Company calculates the allowance for credit losses in accordance with SFAS 5, Accounting for Contingencies. SFAS 114, Accounting for Creditors for Impairment of a Loan does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

        Derivatives.    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.

        As of May 1, 2001 the Company designated its interest rate swaps and an interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders' equity through other accumulated comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swap on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of the swaps is reflected in net earnings for the period subsequent to May 31, 2001. The interest rate caps entered into as a requirement of the FIARC commercial paper facility are not designated as hedges and, accordingly, changes in the fair value are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

        Treasury Stock.    On December 14, 2001, the Board of Directors authorized the Company to repurchase up to 5% of the Company's outstanding common stock. During the year ended April 30, 2002, 170,000 shares were repurchased under this authorization at an average price of $3.03. During the year ended April 30, 2003, 370,400 shares were repurchased at an average price of $3.40.

        Stock-Based Compensation.    The Company has an employee stock option plan and a non employee director stock option plan, which are described more fully in Note 15. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement

No. 123, Accounting for Stock-Based Compensation (with assumptions described in Note 15), to its stock option plans.

	Fiscal
	2001	2002	2003
Net Income (Loss), as reported	$51,646	$(309,012)	$332,618
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(147,061)	(58,027)	(76,115)

Pro Forma Net Income (Loss)	$(95,415)	$(367,039)	$256,503
Basic and Diluted Net Income (Loss) per Common Share, as reported	$0.01	$(0.06)	$0.07
Basic and Diluted Net Income (Loss) per Common Share, pro forma	$(0.02)	$(0.07)	$0.05

General

        Net income for the year ended April 30, 2003, was $332,618 or $0.07 per common share. Net loss for the year ended April 30, 2002, was $(309,012) or $(0.06) per common share. The increase in net income is primarily related to a $1,260,000 loss or $882,000, net of minority interest, in fiscal year 2002 on the Receivables Acquired for Investment due to an increase in the projected loss rates. Additionally, during 2002, the Company amortized deferred financing costs and warrants of $602,162 related to restructuring of debt facilities. In fiscal year 2003, the Company experienced lower net interest margin due to a lower average outstanding portfolio and lower rates and also experienced higher credit losses. These decreases were offset by higher fee income. See Results of Operations.

Overview

        The Company is a consumer finance company engaged in both the purchase of receivables originated by franchised automobile dealers and originating loans directly to consumers in connection with the sale of new and late-model used vehicles. The Company specializes in lending to consumers with impaired credit profiles. At April 30, 2003, the Company had a network of 1,620 franchised dealers in 28 states from which it regularly purchases receivables at the time of origination. The Company also originates loans directly through consumers utilizing direct marketing programs targeting consumers who wish to refinance an existing loan. While the Company intends to continue efforts to geographically diversify its receivables portfolio, approximately 26 percent of Receivables Held for Investment at April 30, 2003 represent receivables acquired from dealers or originated to consumers located in Texas.

        The primary source of the Company's revenues is interest income from receivables retained as investments and servicing income, while its primary cost has been interest expense arising from the financing of the Company's investment in such receivables. The profitability of the Company during this period has been determined by the growth of the receivables portfolio, inclusion of two new servicing transactions, and effective management of net interest income and fixed operating expenses. First Investors Servicing Corporation ("FISC") performs servicing and collection functions on a $659 million portfolio of loans.

        The Company's managed receivables are (dollars in thousands):

	As of or for the Year Ended April 30,
	2002	2003
Receivables Held for Investment:
Number	18,123	18,573
Principal balance	$212,927	$226,362
Average principal balance of receivables outstanding during the twelve-month period	$226,682	$217,163
Average principal balance of receivables outstanding during the three-month period	$214,248	$226,219
Receivables Acquired for Investment:
Number	2,429	468
Principal balance	$8,353	$1,038
Other Servicing:
Number	—	10,222
Principal balance	—	$170,581
Total Managed Receivables Portfolio:
Number	20,522	29,263
Principal balance	$221,280	$659,270

        The following table summarizes the Company's net interest income (dollars in thousands):

	Year Ended April 30,
	2002	2003
Interest income(1):
Receivables Held for Investment	$34,832	$32,489
Receivables Acquired for Investment and Minority Interest(2)	2,715	451

	37,547	32,940
Interest expense:
Receivables Held for Investment(3)	13,149	10,136
Receivables Acquired for Investment	561	30

	13,710	10,166

Net interest income	$23,837	$22,774

(1)
Amounts shown are net of amortization of premium and deferred fees.

(2)
Amounts shown for the year ended April 30, 2003 and April 30, 2002 reflect $171 and $709, respectively, in interest income related to minority interest.

(3)
Includes facility fees and fees on the unused portion of the credit facilities.

        The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the

Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Year Ended April 30,
	2002	2003
Receivables Held for Investment:
Effective yield on Receivables Held for Investment(1)	15.4%	15.0%
Average cost of debt(2)	5.8%	4.6%

Net interest spread(3)	9.6%	10.4%

Net interest margin(4)	9.6%	10.3%

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

	Year Ended April 30,
	2002	2003
Receivables Held for Investment:
Principal balance, beginning of period	$244,684	$212,927
Originations	77,585	111,854
Principal payments and payoffs	(91,411)	(81,009)
Defaults prior to liquidations and recoveries	(17,931)	(17,410)

Principal balance, end of period	$212,927	$226,362

        Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See discussion on delinquency and credit loss experience.

Analysis of Net Interest Income

        Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $22.8 million in 2003, a decrease of 4 percent when compared to amounts reported in 2002 and a decrease of 6 percent when compared to amounts reported in 2001.

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

	Year Ended April 30,
	2001 to 2002			2002 to 2003
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Increase (Decrease)	Average Principal Amount	Average Rate	Total Net Increase (Decrease)
Receivables Held for Investment:
Interest income	$(3,348)	$(1,735)	$(5,083)	$(1,455)	$(888)	$(2,343)
Interest expense	(1,802)	(4,117)	(5,919)	(394)	(2,619)	(3,013)

Net interest income	$(1,546)	$(2,382)	$836	$(1,061)	$1,731	$670

Results of Operations

        Fiscal Year Ended April 30, 2003, Compared to Fiscal Year Ended April 30, 2002 (dollars in thousands)

        Interest Income.    Interest income for 2003 decreased $4,607, or 12 percent, over 2002, primarily as a result of a decrease in the average principal balance of Receivables Held for Investment of 4 percent from 2002 to 2003 and a decrease in the effective yield from 15.4% for 2002 to 15.0% in 2003. Additionally the interest income on Receivables Acquired for Investment decreased by 83 percent. The decrease in interest income on Receivables Acquired for Investment is attributable to a 74 percent decline in the average principal balances of the Receivables Acquired for Investment for 2003 as compared to 2002.

        Interest Expense.    Interest expense for 2003 decreased by $3,544, or 26 percent, over 2002. A decrease in the weighted average borrowings outstanding under credit and term facilities of 3 percent resulted in $394 of this difference. These facilities are used to fund Receivables Held for Investment. The weighted average cost of debt to fund Receivables Held for Investment decreased to 4.6 percent for the year ended April 30, 2003 compared to 5.8 percent for the year ended April 30, 2002 accounting for $2,619 of the difference. Lastly, the interest expense on the Receivables Acquired for Investment decreased $531 resulting from a decrease in the weighted average borrowings outstanding of 85 percent.

        Net Interest Income.    Net interest income decreased by $1,063 in 2003, a decrease of 4 percent over 2002. Decreases in interest income from the Receivables Held for Investment and Receivables Acquired for Investment were offset by savings in interest expense on the Receivables Acquired for Investment.

        Provision for Credit Losses.    The provision for credit losses for 2003 increased by $1,397, or 16 percent, over 2002. The provision is affected by a) the amount of net charge offs and b) changes in the portfolio size. Net charge offs increased from $9,291 in fiscal 2002 to $10,279 in fiscal 2003 due to an increase in the frequency of repossessions and lower recovery rates from the sales of repossessed vehicles. The higher frequency is directly related to the weakened economic conditions and the resulting inability of certain customers to maintain comparable employment. Lower recovery rates on repossessions are due to an increase in supply of used vehicles and increased incentives for new vehicles which decreased the demand and price for used vehicles. Contributing to the increase in charge offs was the provision impact of a growing portfolio. Based primarily on historical loss experience of various aging categories, the Company provides a reserve equal to 1.1% of the outstanding principal balance of Receivables Held for Investment. Since the average portfolio size decreased during fiscal 2002 and increased in 2003, a higher provision expense was incurred for 2003.

        Loss on Receivables Acquired for Investment.    During fiscal year 2002, a loss of $1,260 was recorded on the Receivables Acquired for Investment. These assets are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. The 2002 loss is due to a 87 basis point increase in the cumulative loss rate from 2001 for these portfolios. The increase in the cumulative loss rate was due to the higher loss frequency and severity in these portfolios. These loans are secured by older vehicles which typically experience a larger drop in value in a weak auction market.

        Late Fees and Other Income.    Late fees and other income primarily represents late fees collected from customers on past due accounts, fees for telephone pay service, interest income earned on short-term marketable securities and money market instruments, and equity investment income from an ownership interest. Late fees and other income increased to $1,886 in 2003 from $1,810 in 2002 or a

4% increase. The increase is due to a 40% ownership interest in First Auto Receivables Corporation during fiscal 2003. See Note 9 to the consolidated financial statements for more information. As a result of the investment, $418 of investment income was recognized for the fiscal year 2003. This increase is offset by $398 lower reinvestment income earned on restricted cash balances due primarily to declining reinvestment interest rates.

        Servicing Income.    During the third and fourth quarter of fiscal 2003, FISC contracted with FARC and with an unrelated third party to perform servicing and collection activities for two separate, distinct pools. The gross servicing fee income of $1,080 relates to the income earned on these pools.

        Unrealized Loss on Interest Rate Derivative Positions.    In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions. Unrealized losses of $256 for fiscal year 2003 principally are due to negative mark to market movements due to the declining interest rate environment on interest rate caps required for the FIARC credit facility. For fiscal year 2002, the Company purchased both sides of the interest rate caps through separate subsidiaries and thus market movements offset. The remaining unrealized losses are due to movements in the $100 million 6.42% pay fixed swap versus movements in the $100 million 5.025% pay floating swap. These two derivatives will not directly offset over the remaining term due to interest rate fluctuations between periods.

        Salaries and Benefit Expenses.    Salaries and benefit costs decreased to $7,879 in 2003 from $8,041 in 2002. The decrease is primarily due to reduced headcount needs related to lower average portfolio and outsourcing a portion of collections to a third party service. Salaries and benefits did increase in the fourth quarter of fiscal 2003 due to the addition of two servicing portfolios.

        Other Interest Expense.    Other interest expense decreased $142, or 18 percent, for the year ended April 30, 2003 over the year ended April 30, 2002. The decrease is principally related to a decrease in the average borrowings outstanding under the working capital facility of 16 percent and a 7 percent reduction in the interest rate.

        Other Expenses.    Other expenses decreased $750 or 11 percent in fiscal 2003 primarily due to $666 decrease in amortization expense of which $555 related to a 2002 termination of a term loan working capital facility. Additionally, decreases in depreciation and telephone expense were partially offset by higher 2003 expenses related to a higher managed portfolio and the ramp up of the direct lending business.

        Income Before Provision for Income Taxes and Minority Interest.    During 2003, income before provision for income taxes and minority interest increased by $803, or 487 percent, from 2002 as a result of the factors discussed above.

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

        Unrealized Loss on Interest Rate Derivative Positions.    In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions. Unrealized losses are primarily related to mark to market movements in the $100 million 6.42% pay fixed swap versus movements in the $100 million 5.025% pay floating swap. These two derivatives will not directly offset over the remaining term due to interest rate fluctuations between periods.

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

        The Company's most significant cash flow requirement is the acquisition of receivables. The Company paid $114 million for receivables acquired to be held for investment for 2003 compared to $78 million in 2002.

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

        The Company's most significant source of cash flow is the principal and interest payments received from the receivables portfolios. The Company received such payments in the amount of $113.4 million in 2003 and $126.2 million in 2002. Such cash flow funds repayment of amounts borrowed under the FIRC credit and commercial paper facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the fiscal year 2003, the Company required net cash of $33.2 million as the receivable purchases exceeded the portfolio collections. During the fiscal year 2002, the Company's collections on Receivables Held for Investment exceeded cash required to purchase Receivables Held for Investment by $12.9 million. The Company has relied on borrowed funds to provide the source of cash flow in periods of growth. As of April 30, 2003, the Company has $83.1 million of available capacity in the warehouse credit facilities to fund future growth.

        In addition to the excess cash flow generated from the principal and interest collections on the receivables portfolio, the Company collects servicing fees funded from each of the credit facilities. Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans. Excess cash flows and servicing fees are received after month end but relate to the prior month activity. Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations. At April 30, 2003 and 2002, the Company's unencumbered cash was $2,617,680 and $585,727, respectively. Excess cash and servicing fees collected after month end but related to the prior month activity totaled $2,053,646 and $1,845,664 as of April 30, 2003 and 2002, respectively. The increase in available cash is primarily due to an increasing managed portfolio's effect on excess cash and servicing fees. Management believes the unencumbered cash and cash inflows are adequate to fund cash requirements for operations.

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

        Financing Arrangements    The Company finances the acquisition of its receivables portfolio through two warehouse credit facilities. The Company's credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes ("Term Notes") secured by discrete pools of receivables. Proceeds from the two note issuances were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company's secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 4.6% and 5.8% for the fiscal years ending April 30, 2003 and 2002, respectively.

Warehouse Facilities as of April 30, 2003

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Interest Rate at April 30, 2003 (1)
FIARC	$150,000,000	$78,254,521	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	2.1%
FIRC	$75,000,000	$63,690,000	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	3.25%

(1)
Inclusive of amortization of other comprehensive income.

Warehouse Facilities—Credit Enhancement as of April 30, 2003

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

        FIRC—In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as "ALPI" insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company's ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh ("National Union"), which is a wholly-owned subsidiary of American

International Group. As of April 30, 2003 National Union had been assigned a rating of A+ + by A.M. Best Company, Inc.

        The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, of which the largest component is the basic ALPI insurance, represented approximately 3.9 percent of the principal amount of the receivables acquired during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2001, 2002 and 2003 were $3,413,186, $2,382,031 and $4,141,328, respectively, and accounted for 3.0 percent, 3.1 percent and 3.8 percent of the aggregate principal balance of the receivables acquired during such respective periods.

        Prior to establishing its relationship with National Union in March 1994, the Company's ALPI policy was provided by another third-party insurer. In April 1994 the Company organized First Investors Insurance Company (the "Insurance Subsidiary") under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company's ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96 percent of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. As of April 30, 2003, gross premiums had been ceded to the Insurance Subsidiary since its inception by National Union in the amount of $28,486,788 andthe Insurance Subsidiary reimbursed National Union for aggregate reinsurance claims in the amount of $8,089,381. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary's obligations for losses it has reinsured.

        The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2003, the Insurance Subsidiary had capital and surplus of $1,753,375 and unencumbered cash reserves of $1,521,507 in addition to the $2,725,785 trust account.

        The ALPI coverage as well as the Insurance Subsidiary's liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Subsidiary's liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The Company believes the losses its Insurance Subsidiary will be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Subsidiary.

  Warehouse Facilities—Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	December 4, 2003	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 4, 2003 but Capacity is reduced to $50,000,000 on October 31, 2003	Convert to a term loan which would mature six months therafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

        Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed.

        The following table contains pertinent information on the Term Notes as of April 30, 2003.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Debt Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$87,358,847	3.46%

        Term Notes—On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002 Auto Trust") completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002 and 2003, the outstanding principal balances on the 2002-A Term Notes were $143,096,983 and $87,358,847, respectively.

        On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2000-A ("Auto Trust"), completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("2000-A Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the 2000-A Term Notes. Proceeds from the issuance, which totaled $167,967,690, were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-A Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the 2000-A Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002, the outstanding principal balance on the 2000-A Term Notes was $40,162,801. On November 15, 2002, the Company exercised its right to prepay the outstanding debt thus there were no outstanding borrowings on the 2000-A Term Notes as of April 30, 2003. The collateral was financed through borrowings under the FIARC commercial paper facility.

        The following table summarizes borrowings under the warehouse credit facility, the FIARC commercial paper facility, and the 2000-A and 2002-A Term Notes (dollars in thousands):

	As of or for the Year Ended April 30,
	2002	2003
At period-end:
Balance outstanding	$211,870	$229,303
Weighted average interest rate (1)	4.5%	3.1%
During period (2):
Maximum borrowings outstanding	$239,304	$231,536
Weighted average balance outstanding	$226,159	$219,379
Weighted average interest rate	5.8%	4.6%

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

        On August 8, 2000, the Company entered into an agreement with Wachovia Securities to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $3,670,765 at April 30, 2002. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During the nine months ended January 31, 2002, $866,583 was distributed to the limited partner. Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions were paid until the Class A Notes were retired. On February 20, 2003, the Class A Notes were fully paid and all excess cash flows are paid to the partners. The amount of the partners' cash flow will vary depending on the timing and amount of cash flows from the assets. For the year ended April 30, 2003, $318,281 was distributed to the limited partner. The Company is accounting for Wachovia Securities' limited partnership interest in the Partnership as a minority interest.

        Working Capital Facility.    On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit. On December 5, 2002, the maturity of the facility was extended to December 4, 2003. Under the terms of the renewal, the interest rate was increased to LIBOR plus 2.25%. In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing. This amortization schedule will continue until the term loan tranche is repaid, leaving the remaining facility consisting of the $9 million revolving tranche. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At April 30, 2002 and 2003, there was $11,798,520 and $8,714,518, respectively, outstanding under this facility.

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

        Shareholder Loans—On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum paid monthly. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. At April 30, 2002 and 2003, there was $525,000 and $746,280, respectively, outstanding under this facility.

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

        During the year ended April 30, 2003 and as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

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

        On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with Wachovia Securities designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate was fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortized based on an implied amortization of the hedged indebtedness. The Class A swap had a final maturity of December 20, 2002, while the Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company and the lender against any material increases in interest rates that may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enabled the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeded 4.81 percent on a notional amount that increased initially and then amortized based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expired December 20, 2002 and the cost of the cap was amortized in interest expense for the period. The second cap agreement ("Class B cap") enabled the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeded 6 percent on a notional amount that increased initially and then amortized based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expired December 20, 2002 and the cost of the cap was imbedded in the fixed rate applicable to Class B swap. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain was amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

        As of May 1, 2001 the Company designated its interest rate swaps and an interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders' equity through other accumulated comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swap on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of the swaps is reflected in net earnings for the period subsequent to May 31, 2001. The interest rate caps entered into as a requirement of the FIARC commercial paper facility are not designated as hedges and, accordingly, changes in the fair value are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

Delinquency and Credit Loss Experience

        The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,397,216 as of April 30, 2003 and $2,338,625 as of April 30, 2002 as a percentage of Receivables Held for Investment of $226,362,218 as of April 30, 2003 and $212,926,747 as of April 30, 2002 was 1.1 percent.

        With respect to Receivables Acquired for Investment, the Company has established a nonaccretable difference which represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows. As of April 30, 2003 and April 30, 2002, the nonaccretable difference as a percentage of Receivables Acquired for Investment was 7.2% and 14.6%, respectively. The decrease as of April 30, 2003 is primarily related to the liquidating nature of the portfolio and that the loans are well seasoned. For the April 30, 2002 period, an additional reserve was provided by the third quarter write down of $1.3 million related to increasing the cumulative loss rate in the cash flow projections. This write down occurred due to higher severity and frequency of losses realized to date and to reserve for higher expected potential losses. The Company also reclassifies accretable yield and nonaccretable difference as assumptions are updated. For the year ending April 30, 2003, the decrease in accretable yield is due to a slightly higher cumulative loss assumption. For the year ended April 30, 2002, the increase in accretable yield is primarily due to increasing the expected term of the remaining cash flow in order to allow for collections on charged off receivables. By extending the cash flow projection model life, accretable yield must be increased to provide for future income.

        The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

        The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $10,337,718 and $8,940,601 have been recorded for the twelve months ended April 30, 2003 and April 30, 2002, respectively.

        The Company calculates the allowance for credit losses in accordance with SFAS 5, Accounting for Contingencies. SFAS 114, Accounting for Creditors for Impairment of a Loan, does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

        For Receivables Acquired for Investment, nonaccretable difference represents the excess of the loan's scheduled contractual principal and interest payments over its expected cash flows. The Company analyzes the composition of these liquidating portfolios in order to estimate a future loss rate. Criteria evaluated include delinquencies, historical charge offs, recovery rates, portfolio seasoning and economic conditions. A cash flow model that considers term, interest rate, loss rate, prepayment rate and recovery rate is consistently applied to project expected cash flows. The difference between expected cash flows and total contractual principal and interest payments is the nonaccretable difference. For the year ended April 30, 2003, the Company increased the cumulative loss rate by 22 basis points from 2002 which was partially offset by higher expected recovery collections. During the third quarter of the year ended April 30, 2002, the Company increased the cumulative loss rate on the portfolio by 87 basis points from 2001. The total increase to nonaccretable difference of $1,288,885 relates to the recessionary environment and the impact it has on customers' ability to maintain comparable paying employment. Additionally, the effective decrease in prices of new automobiles through incentive programs offered by captives contributed to decreasing prices and demands for used vehicles. This results in lower recovery rates realized through repossessions. The collateral comprising the Receivables Acquired for Investment is at higher risk as it is primarily older model used cars with higher mileage. The increase in accretable yield results from increasing the expected term of the remaining cash flow in order to allow for collections on charged off receivables. By extending the cash flow projection model life, accretable yield must be increased to provide for future income.

        The following table sets forth certain information regarding the Company's delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	As of or for the Year Ended April 30,
	2002		2003
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding:
30-59 days	143	$1,642	203	$1,909
60-89 days	101	1,206	111	1,051
90 days or more	288	3,392	409	3,967

Total delinquencies	532	$6,240	723	$6,927

Total delinquencies as a percentage of outstanding receivables	2.9%	2.9%	3.9%	3.1%
Net charge-offs as a percentage of average receivables outstanding during the period		4.1%		4.7%

        The higher annualized charge-off rate results from a higher number of repossessions coupled with lower recovery rates on the repossessed collateral which is due to continued economic weakness and a poor market for used vehicles.

        As of April 30, 2003, there were 621 accounts totaling $6,106,924 that were in bankruptcy status and were more than 30 days past due. As of April 30, 2002, there were 562 accounts totaling $6,379,156 that were in bankruptcy status and were more than 30 days past due. As of April 30, 2002 and 2003, 87% and 82%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

        The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment and Securitized Receivables was 11.3 percent, or 274 accounts, and 41.5 percent, or 194 accounts, as of April 30, 2002, and 2003, respectively. These are liquidating pools and delinquencies are more volatile due to the smaller number of loans in the portfolio.

New Accounting Pronouncements

        The FASB has issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), addressing accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective May 1, 2003 for the Company and early adoption is encouraged. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company does not anticipate that the adoption of the new standard will have a significant effect on its consolidated financial statements.

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

        In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. FIN 45 did not have a material effect on the Company's financial statements. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its financial statements in the future.

        In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation Transition and Disclosure—an Amendment of FASB Statement No. 123 ("SFAS 148"), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effect on reported results of applying the fair value based method for entities which use the intrinsic value method of accounting. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company does not plan a change to the fair-value based method of accounting for stock-based employee compensation.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to the Company as of the beginning of the applicable interim or annual period. The Company does not anticipate FIN 46 will have a material effect on its financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Management does not expect adoption to have a material effect on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Management does not expect adoption to have a material effect on the Company's financial statements.

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

        As of April 30, 2003, the Company had $150.6 million of floating rate secured debt outstanding. The Company is exposed to interest rate movements until interest rates equal 6.5%. The Company has interest rate cap agreements as protection for rate movements beyond 6.5% on $90.0 million of notional balance. For every 1 percent increase in commercial paper rates or LIBOR up to 6.5%, annual after-tax earnings would decrease by approximately $957,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. For every 1 percent increase in commercial paper rates or LIBOR over 6.5%, annual after-tax earnings would decrease by approximately $385,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of April 30, 2002, the Company had $38 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1 percent increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $244,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

Forward Looking Information

        Statements and financial discussion and analysis included in this report that are not historical are considered to be forward-looking in nature. Forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from anticipated results. Specific factors that could cause such differences include unexpected fluctuations in market interest rates, changes in economic conditions, changes in the competition for loans, or the inability to renew or obtain financing. Further information concerning risks and uncertainties is included throughout Item 1.

        The Company believes the factors discussed are important factors that could cause actual results to differ materially from those expressed in any forward looking statement made herein or elsewhere by the Company or on its behalf. The factors listed are not necessarily all of the important factors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters that are the subject of forward looking statements. The Company does not intend to update its description of important factors each time a potential important factor arises. The Company advises its stockholders that they should: (1) be aware that important factors no described herein could affect the accuracy of our forward looking statements, and (2) use caution and common sense when analyzing our forward looking statements in this document or elsewhere. All of such forward looking statements are qualified in their entirety by this cautionary statement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        Information responsive to this item appears under the caption "Election of Directors" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders expected to be held on September 10, 2003, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information responsive to this item appears under the caption "Summary Compensation Table" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders expected to be held on September 10, 2003, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information responsive to this item appears under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders expected to be held on September 10, 2003, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information responsive to this item appears under the caption "Certain Transactions" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders expected to be held on September 10, 2003, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of a date within 90 days prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of Tommy A. Moore, Jr., the Company's Chief Executive Officer, and Bennie H. Duck, the Company's Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b)
Changes to Internal Controls. There were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
(1)(2) Financial Statements and Financial Statement Schedules

        See Index to Consolidated Financial Statements on Page F-1.

  (3)
  Exhibits

2.1(j)	—	Stock Purchase Agreement, dated as of September 9, 1998, between First Investors Financial Services Group, Inc. and Fortis, Inc. to purchase Auto Lenders Acceptance Corporation, a wholly-owned subsidiary of Fortis, Inc.
3.1(a)	—	Articles of Incorporation, as amended
3.2(a)	—	Bylaws, as amended
4.1(a)	—	Excerpts from the Articles of Incorporation, as amended (included in Exhibit 3.1).
4.3(a)	—	Specimen Stock Certificate
10.5(a)	—	Credit Agreement dated as of October 16, 1992 among F.I.R.C., Inc. ("FIRC") and NationsBank of Texas, N.A., individually and as agent for the banks party thereto, as amended by First Amendment to Credit Agreement and Loan Documents dated as of November 5, 1993, Second Amendment to Credit Agreement and Loan Documents dated as of March 3, 1994, Third Amendment to Credit Agreement and Loan Documents dated as of March 17, 1995 and Fourth Amendment to Credit Agreement and Loan Documents dated as of July 7, 1995.
10.6(a)	—	Intentionally omitted.
10.7(a)	—	Intentionally omitted.
10.8(a)	—	Intentionally omitted.
10.9(a)	—	Intentionally omitted.
10.10(a)	—	Intentionally omitted.
10.11(a)	—	Intentionally omitted.
10.12(a)	—	Intentionally omitted.
10.13(a)	—	Facultative Reinsurance Agreement between National Fire Insurance Company of Pittsburgh and First Investors Insurance Company, as reinsurer, dated as of May 26, 1995.
10.14(a)	—	Blanket Collateral Protection Insurance Policy dated October 5, 1992 issued by Agricultural Excess & Surplus Insurance Company to FIRC as insured.
10.15(a)	—	Intentionally omitted.
10.16(a)	—	Intentionally omitted.
10.17(a)	—	Lease Agreement between A.I.G. Realty, Inc. and First Investors dated as of June 1, 1992, as amended by Amendment One dated October 29, 1993 and Amendment Two dated October 26, 1994.
10.18(a)	—	Redemption Agreement dated as of June 8, 1995 among the Registrant and all holders of its class of 1993 Preferred Stock.
10.21(a)	—	1995 Employee Stock Option Plan of the Registrant.
10.22(a)	—	Form of Stock Option Agreement between the Registrant and Robert L. Clarke dated August 25, 1995.
10.23(b)	—	Intentionally omitted.
10.24(b)	—	Intentionally omitted.
10.25(b)	—	Amendment Three dated October 10, 1995 to the Lease Agreement between A.I.G. Realty, Inc. and the Registrant, filed as Exhibit 10.17.
10.26(b)	—	Intentionally omitted.
10.27(b)	—	Intentionally omitted.
10.28(c)	—	Intentionally omitted.

10.29(d)	—	Security Agreement dated as of October 22, 1996 among First Investors Auto Receivables Corporation, Enterprise Funding Corporation, Texas Commerce Bank National Association, MBIA Insurance Corporation, NationsBank N.A., and First Investors Financial Services, Inc.
10.30(d)	—	Note Purchase Agreement dated as of October 22, 1996 between First Investors Auto Receivables Corporation and Enterprise Funding Corporation.
10.31(d)	—	Purchase Agreement dated as of October 22, 1996 between First Investors Financial Services, Inc. and First Investors Auto Receivables Corporation.
10.32(d)	—	Insurance Agreement dated as of October 1, 1996 among First Investors Auto Receivables Corporation, MBIA Insurance Corporation, First Investors Financial Services, Inc., Texas Commerce Bank National Association, and NationsBank N.A.
10.33(d)	—	Intentionally omitted.
10.34(d)	—	Amended and Restated Credit Agreement dated as of October 30, 1996 among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as Agent for the financial institutions party thereto.
10.35(d)	—	Amended and Restated Collateral Security Agreement dated as of October 30, 1996 between F.I.R.C., Inc. and Texas Commerce Bank National Association as collateral agent for the ratable benefit of NationsBank of Texas, N.A. individually and as agent for the financial institutions party to the Amended and Restated Credit Agreement filed as Exhibit 10.34.
10.36(d)	—	Amended and Restated Purchase Agreement dated as of October 30, 1996 between First Investors Financial Services, Inc. and F.I.R.C., Inc.
10.37(d)	—	Amended and Restated Servicing Agreement between F.I.R.C., Inc. and General Electric Capital Corporation.
10.38(e)	—	Intentionally omitted.
10.39(f)	—	First Amendment to the Amended and Restated Credit Agreement dated January 31, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
10.40(f)	—	Second Amendment to the Amended and Restated Credit Agreement dated May 15, 1997 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
10.41(f)	—	Intentionally omitted.
10.42(f)	—	Intentionally omitted.
10.43(f)	—	Intentionally omitted.
10.44(f)	—	Intentionally omitted.
10.45(g)	—	Intentionally omitted.
10.46(g)	—	Intentionally omitted.
10.47(g)	—	Intentionally omitted.
10.48(g)	—	Intentionally omitted.
10.49(h)	—	Intentionally omitted.
10.50(h)	—	Intentionally omitted.
10.51(i)	—	Intentionally omitted.
10.52(i)	—	Intentionally omitted.
10.53(i)	—	Intentionally omitted.
10.54(i)	—	Intentionally omitted.
10.55(k)	—	Third Amendment to the Amended and Restated Credit Agreement dated January 25, 1999 by and among F.I.R.C., Inc. and NationsBank of Texas, N.A., individually and as agent for the banks party thereto.
10.56(k)	—	Intentionally omitted.

10.57(l)	—	Amendment Number 2 to Security Agreement dated March 31, 1999 among First Investors Auto Receivables Corporation, Enterprise Funding Corporation, Chase Bank of Texas, National Association, Norwest Bank Minnesota, National Association, MBIA Insurance Corporation, NationsBank N.A., and First Investors Financial Services, Inc.
10.58(l)	—	Amendment Number 1 to Note Purchase Agreement dated as of March 31, 1999 among First Investors Auto Receivables Corporation and Enterprise Funding Corporation.
10.59(l)	—	Amendment Number 1 to Insurance Agreement dated March 31, 1999 among First Investors Auto Receivables Corporation, MBIA Insurance Corporation, First Investors Financial Services, Inc., Auto Lenders Acceptance Corporation, Norwest Bank Minnesota, National Association and NationsBank, N.A.
10.60(l)	—	Servicing Agreement dated March 31, 1999 among First Investors Auto Receivables Corporation, Norwest Bank Minnesota, National Association and Auto Lenders Acceptance Corporation.
10.61(l)	—	Guaranty dated March 31, 1999 by First Investors Financial Services, Inc., First Investors Auto Receivables Corporation, Auto Lenders Acceptance Corporation and Norwest Bank Minnesota, National Association.
10.62(m)	—	Intentionally omitted.
10.63(m)	—	Intentionally omitted.
10.64(m)	—	Intentionally omitted.
10.65(m)	—	Intentionally omitted.
10.66(m)	—	Intentionally omitted.
10.67(m)	—	Intentionally omitted.
10.68(n)	—	Administrative Services Agreement dated as of August 8, 2000 between Project Brave Limited Partnership and First Union Securities, Inc.
10.69(n)	—	Project Brave Limited Partnership Agreement of Limited Partnership dated as of July 1, 2000.
10.70(n)	—	Amended and Restated NIM Collateral Purchase Agreement dated as of August 8, 2000.
10.71(n)	—	Amended and Restated Contract Purchase Agreement dated as of August 8, 2000.
10.72(n)	—	First Amendment to Amended and Restated NIM Collateral Purchase Agreement dated as of September 15, 2000.
10.73(n)	—	First Amendment to Servicing Agreement dated as of September 13, 2000.
10.74(n)	—	First Amendment to Transfer and Servicing Agreement dated as of September 15, 2000.
10.75(n)	—	Project Brave Limited Partnership Asset-Backed Notes Indenture dated as of August 8, 2000.
10.76(n)	—	Note Purchase Agreement between Project Brave Limited Partnership as Issuer, First Union Securities, Inc., as Deal Agent, the Note Investors named herein, First Union National Bank as Liquidity Agent and Variable Funding Capital Corporation, as an Initial Note Investor, dated as of August 8, 2000.
10.77(n)	—	Supplemental Indenture No. 1 (Project Brave Limited Partnership) dated as of September 15, 2000.
10.78(n)	—	Third Amendment to Security Agreement dated as of September 13, 2000.
10.79(n)	—	Transfer and Servicing Agreement among Project Brave Limited Partnership, Issuer, FIFS Acquisition Funding Company, L.L.C., as Transferor, First Investors Servicing Corporation as Servicer and a Transferor Party, ALAC Receivables Corp., as a Transferor Party, First Union Securities, Inc., as Deal Agent and Collateral Agent and Wells Fargo Bank Minnesota, National Association as Backup Servicer, Collateral Custodian and Indenture Trustee dated as of August 8, 2000.

10.80(o)	—	Second Amended and Restated Credit Agreement dated as of November 15, 2000 Among F.I.R.C., Inc. as Borrower and the Financial Institutions Now or Hereafter Parties Hereto as Banks and Bank of America, N. A. as Agent.
10.81(o)	—	Third Amended and Restated Collateral Security Agreement dated as of November 15, 2000.
10.82(o)	—	Fourth Amendment to Amended and Restated Purchase Agreement dated as of November 15, 2000.
10.83(o)	—	First Amendment to Servicing Agreement dated as of November 15, 2000.
10.84(o)	—	Intentionally omitted.
10.85(o)	—	Intentionally omitted.
10.86(o)	—	Intentionally omitted.
10.87(o)	—	Intentionally omitted.
10.88(o)	—	Intentionally omitted.
10.89(o)	—	Intentionally omitted.
10.90(o)	—	Intentionally omitted.
10.91(o)	—	Intentionally omitted.
10.92(o)	—	Amendment No. 2 To Insurance Agreement for First Investors Auto Receivables Corporation Revolving Automobile Receivables Financing Facility dated as of November 29, 2000.
10.93(o)	—	Amendment Number 3 To Security Agreement dated as of November 29, 2000.
10.94(o)	—	Warrant No. 1 to Purchase 111,334 Shares of Common Stock, $.01 par value.
10.95(o)	—	Warrant No. 2 to Purchase 55,667 Shares of Common Stock, $.01 par value.
10.96(o)	—	Amendment Number 3 To Purchase Agreement dated as of November 29, 2000.
10.97(o)	—	Amendment Number 1 To Servicing Agreement dated as of November 29, 2000.
10.98(p)	—	First Omnibus Amendment to the Transaction Documents dated December 6, 2001 between F.I.R.C., Inc., First Investors Financial Services, Inc., First Investors Servicing Corporation, Bank of America, N.A., First Union Securities, Inc. and Wells Fargo Bank Minnesota, National Association
10.99(p)	—	Security Agreement dated December 6, 2001 between First Investors Residual Funding L.P. and First Union Securities, Inc.
10.100(p)	—	Sale and Servicing Agreement dated December 6, 2001 between First Investors Residual Funding L.P., First Investors Financial Services, Inc. and First Union Securities, Inc.
10.101(p)	—	Note Purchase Agreement dated December 6, 2001 between First Investors Residual Funding L.P, First Union Securities, Inc., First Union National Bank and Variable Funding Capital Corporation
10.102(p)	—	Asset Purchase Agreement dated December 6, 2001 between First Investors Residual Funding L.P., FIFS Acquisition Funding Company LLC, First Investors Auto Investment Corp. and First Investors Auto Receivables Corporation
10.103(p)	—	Indenture dated January 1, 2002 between First Investors Auto Owner Trust 2002-A, First Investors Financial Services, Inc. and Wells Fargo Bank Minnesota, National Association
10.104(p)	—	Sale and Allocation Agreement dated January 1, 2002 between First Investors Auto Owner Trust 2002-A, First Investors Financial Services, Inc., First Investors Servicing Corporation, First Investors Auto Funding Corporation and Wells Fargo Bank Minnesota, National Association
10.105(p)	—	Amended and Restated Trust Agreement dated January 1, 2002 between First Investors Auto Funding Corporation and Bankers Trust (Delaware)

10.106(p)	—	First Omnibus Amendment to Transaction Documents dated January 14, 2002 between First Investors Auto Receivables Corporation, First Investors Financial Services, Inc., First Investors Servicing Corporation, Enterprise Funding Corporation, Bank of America, N.A., Variable Funding Capital Corporation, First Union Securities, Inc., MBIA Insurance Corporation, and Wells Fargo Bank Minnesota, National Association
10.107(p)	—	Amendment No. 3 to Note Purchase Agreement dated January 14, 2002 between First Investors Auto Receivables Corporation and Variable Funding Capital Corporation
10.108(p)	—	Amendment No. 4 to Security Agreement dated January 14, 2002 between First Investors Auto Receivables Corporation, First Investors Financial Services, Inc., First Investors Servicing Corporation, Variable Funding Capital Corporation, First Union Securities, Inc., MBIA Insurance Corporation and Wells Fargo Bank Minnesota, National Association
10.109(q)	—	2002 Non-Employee Director Stock Option Plan dated July 18, 2002
21.1(j)	—	Subsidiaries of the Registrant.
99.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	—	Exhibit previously filed with the Company's Registration Statement on Form S-1, Registration No. 33-94336 and incorporated herein by reference.
(b)	—	Exhibit previously filed on 1996 Form 10-K and incorporated herein by reference.
(c)	—	Exhibit previously filed on July 31, 1996 First Quarter Form 10-Q and incorporated herein by reference.
(d)	—	Exhibit previously filed on October 31, 1996 Second Quarter Form 10-Q and incorporated herein by reference.
(e)	—	Exhibit previously filed on January 31, 1997 Third Quarter Form 10-Q and incorporated herein by reference.
(f)	—	Exhibit previously filed on July 31, 1997 First Quarter Form 10-Q and incorporated herein by reference.
(g)	—	Exhibit previously filed on January 31, 1998 Third Quarter Form 10-Q and incorporated herein by reference.
(h)	—	Exhibit previously filed on 1998 Form 10-K and incorporated herein by reference.
(i)	—	Exhibit previously filed on October 31, 1998 Second Quarter Form 10-Q and incorporated herein by reference.
(j)	—	Exhibit previously filed on October 2, 1998 Form 8-K and incorporated herein by reference.
(k)	—	Exhibit previously filed on January 31, 1999 Third Quarter Form 10-Q and incorporated herein by reference.
(l)	—	Exhibit previously filed on 1999 Form 10-K and incorporated herein by reference.
(m)	—	Exhibit previously filed on March 21, 2000 Third Quarter Form 10-Q/A and incorporated herein by reference.
(n)	—	Exhibit previously filed on October 31, 2000 Second Quarter Form 10-Q and incorporated herein by reference.
(o)	—	Exhibit previously filed on January 31, 2001 Third Quarter Form 10-Q and incorporated herein by reference.
(p)	—	Exhibit previously filed on January 31, 2002 Third Quarter Form 10-Q and incorporated herein by reference.
(q)	—	Exhibit previously filed on July 31, 2002 First Quarter Form 10-Q/A and incorporated herein by reference.
(b)
Reports On Form 8-K

None.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc. (Registrant)
Date: July 18, 2003	By:	/s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr. President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.

Signature	Title

/s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr.	President and Chief Executive Officer, Director (Principal Executive Officer)
/s/ BENNIE H. DUCK Bennie H. Duck	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JOHN H. BUCK John H. Buck	Director
/s/ ROBERT L. CLARKE Robert L. Clarke	Director
/s/ SEYMOUR M. JACOBS Seymour M. Jacobs	Director
/s/ ROBERTO MARCHESINI Roberto Marchesini	Director
/s/ WALTER A. STOCKARD Walter A. Stockard	Director
/s/ WALTER A. STOCKARD, JR. Walter A. Stockard, Jr.	Director
/s/ DANIEL M. THERIAULT Daniel M. Theriault	Director

Date: July 18, 2003

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Tommy A. Moore, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of First Investors Financial Services Group, Inc. (the "Company");

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

Date: July 18, 2003

By:	/s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr. Chief Executive Officer

I, Bennie H. Duck, certify that:

1.
I have reviewed this annual report on Form 10-K of First Investors Financial Services Group, Inc. (the "Company");

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

Date: July 18, 2003

By:	/s/ BENNIE H. DUCK Bennie H. Duck Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of First Investors Financial Services Group, Inc.:

We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
July 11, 2003

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—APRIL 30, 2002 and 2003

	2002	2003
ASSETS
Receivables Held for Investment, net	$215,242,832	$228,989,162
Receivables Acquired for Investment, net	9,019,906	2,704,247
Cash and Short-Term Investments, including restricted cash of $23,409,146 and $19,302,651	23,994,873	21,920,331
Accrued Interest Receivable	3,309,916	3,381,394
Assets Held for Sale	1,314,919	1,303,393
Other Assets:
Funds held under reinsurance agreement	3,434,907	3,993,341
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,468,636 and $4,508,798	4,543,743	5,594,948
Current income taxes receivable	1,403,472	1,004,231
Deferred income taxes receivable	529,646	—
Interest rate derivative positions	3,119,200	4,105,307

Total assets	$265,913,414	$272,996,354

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
Warehouse credit facilities	$31,213,433	$141,944,521
Term Notes	183,259,784	87,358,847
Acquisition term facility	3,670,765	—
Working capital facility	11,798,520	8,714,518
Other borrowings	525,000	746,280
Other Liabilities:
Accounts payable and accrued liabilities	2,041,980	1,709,208
Deferred income taxes payable	—	49,593
Interest rate derivative positions	5,885,940	5,248,080

Total liabilities	238,395,422	245,771,047

Commitments and Contingencies
Minority Interest	931,558	732,023
Shareholders' Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 issued; 5,396,669 outstanding at April 30, 2002 and 5,026,269 outstanding at April 30, 2003	5,567	5,567
Additional paid-in capital	18,678,675	18,678,675
Retained earnings	10,149,078	10,481,696
Accumulated other comprehensive income—unrealized derivative losses, net of taxes	(1,731,886)	(896,789)
Less, treasury stock, at cost,—170,000 and 540,400 shares	(515,000)	(1,775,865)

Total shareholders' equity	26,586,434	26,493,284

Total liabilities and shareholders' equity	$265,913,414	$272,996,354

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended April 30, 2001, 2002 and 2003

	2001	2002	2003
Interest Income	$44,364,584	$37,547,770	$32,939,897
Interest Expense	20,141,109	13,710,371	10,165,739

Net interest income	24,223,475	23,837,399	22,774,158
Provision for Credit Losses	8,351,234	8,940,601	10,337,718
Loss on Receivables Acquired for Investment and Trust Certificates	400,000	1,260,000	—

Net Interest Income After Provision for Credit Losses	15,472,241	13,636,798	12,436,440

Other Income (Expense):
Late fees and other	2,562,524	1,810,303	1,886,436
Servicing	457,475	—	1,080,433
Unrealized loss on interest rate derivative positions	—	(121,349)	(329,059)

Total other income	3,019,999	1,688,954	2,637,810

Operating Expenses:
Salaries and benefits	9,388,866	8,040,897	7,878,867
Other interest expense	1,310,746	784,789	643,296
Other	6,896,572	6,664,737	5,914,466

Total operating expenses	17,596,184	15,490,423	14,436,629

Income (Loss) Before Provision (Benefit) for Income Taxes and Minority Interest	896,056	(164,671)	637,621

Provision (Benefit) for Income Taxes:
Current	(770,401)	7,615	(373,030)
Deferred	800,087	(185,235)	564,220

Total provision (benefit) for income taxes	29,686	(177,620)	191,190
Minority Interest	814,724	321,961	113,813

Net Income (Loss)	$51,646	$(309,012)	$332,618

Basic and Diluted Net Income (Loss) per Common Share	$0.01	$(0.06)	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the Years Ended April 30, 2001, 2002 and 2003

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 30, 2000	$5,567	$18,464,918	$10,406,444	$—	$—	$28,876,929
Net income	—	—	51,646	—	—	51,646
Warrants issued	—	175,000	—	—	—	175,000

Balance, April 30, 2001	5,567	18,639,918	10,458,090	—	—	29,103,575
Comprehensive income (loss):
Net loss	—	—	(309,012)	—	—	(309,012)
Cumulative effect of accounting change, net of tax benefit of $1,437,925	—	—	—	—	(2,501,595)	(2,501,595)
Unrealized gains (losses) on derivatives, net of tax benefit of $28,970	—	—	—	—	(50,400)	(50,400)
Reclassification of earnings, net of taxes of $471,401	—	—	—	—	820,109	820,109

Comprehensive loss						(2,040,898)
Warrants issued	—	38,757	—	—	—	38,757
Treasury stock purchases	—	—	—	(515,000)	—	(515,000)

Balance, April 30, 2002	5,567	18,678,675	10,149,078	(515,000)	(1,731,886)	26,586,434
Comprehensive income:
Net income	—	—	332,618	—	—	332,618
Unrealized gains on derivatives, net of taxes of $4,201	—	—	—	—	7,300	7,300
Reclassification of earnings, net of taxes of $475,820	—	—	—	—	827,797	827,797

Comprehensive income						1,167,715
Treasury stock purchases	—	—	—	(1,260,865)	—	(1,260,865)

Balance, April 30, 2003	$5,567	$18,678,675	$10,481,696	$(1,775,865)	$(896,789)	$26,493,284

The accompanying notes are an integral part of this consolidated financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended April 30, 2001, 2002 and 2003

	2001	2002	2003
Cash Flows From Operating Activities:
Net income (loss)	$51,646	$(309,012)	$332,618
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization expense	5,508,778	5,180,991	3,919,567
Provision for credit losses	8,351,234	8,940,601	10,337,718
Minority interest	814,724	321,961	113,813
(Increase) decrease in:
Accrued interest receivable	36,564	(32,850)	(71,478)
Restricted cash	57,521	(870,034)	4,106,495
Deferred financing costs and other assets	(907,546)	(1,471,793)	(601,449)
Funds held under reinsurance agreement	649,886	(242,152)	(558,433)
Deferred income taxes receivable	64,875	(529,646)	529,646
Current income tax receivable	(1,661,128)	448,496	399,241
Interest rate derivative positions	—	(4,851,086)	(151,010)
Increase (decrease) in:
Accounts payable and accrued liabilities	(837,307)	(1,565,697)	(332,772)
Deferred income taxes payable	735,212	(735,212)	49,593
Interest rate derivative positions	—	5,885,940	(637,860)

Net cash provided by operating activities	12,864,459	10,170,507	17,435,689

Cash Flows From Investing Activities:
Purchase of Receivables Held for Investment	(115,042,250)	(78,474,896)	(114,245,233)
Purchase of Receivables Acquired for Investment	(17,368,461)	—	—
Purchase of investments	—	—	(1,884,450)
Principal payments from Receivables Held for Investment	81,610,503	91,410,942	81,009,858
Principal payments from Receivables Acquired for Investment	13,907,806	16,124,077	6,002,312
Principal payments from Trust Investment Certificates	5,848,688	—	—
Payments received on assets held for sale	8,588,489	8,089,277	6,898,267
Purchase of furniture and equipment	(472,525)	(571,301)	(220,289)

Net cash provided by (used in) investing activities	(22,927,750)	36,578,099	(22,439,535)

Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	121,811,628	141,764,537	219,023,400
Term notes	—	159,036,000	—
Working capital facility	200,000	13,500,000	—
Other borrowings	—	525,000	1,221,280
Principal payments made on—
Warehouse credit facilities	(31,106,808)	(278,800,813)	(108,292,312)
Term notes	(66,178,408)	(60,702,087)	(95,900,937)
Acquisition term facility	(15,085,737)	(7,455,285)	(3,670,765)
Working capital facility	(675,000)	(14,526,480)	(3,084,002)
Other borrowings	—	—	(1,000,000)
Treasury stock purchased	—	(515,000)	(1,260,865)

Net cash provided by (used in) financing activities	8,965,675	(47,174,128)	7,035,799

Increase (Decrease) in Cash and Short-Term Investments	(1,097,616)	(425,522)	2,031,953
Cash and Short-Term Investments at Beginning of Period	2,108,865	1,011,249	585,727

Cash and Short-Term Investments at End of Period	$1,011,249	$585,727	$2,617,680

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for—
Interest	$19,517,326	$13,330,558	$9,485,192
Income taxes	890,727	(474,918)	(307,267)
Non-cash financing activities—
Exchange of warrants for financing fees	$175,000	$38,757	$—

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2001, 2002 and 2003

1. The Company

        Organization.    First Investors Financial Services Group, Inc. (First Investors or the Company) was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS's wholly-owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), First Investors Auto Capital Corporation (FIACC), First Investors Servicing Corporation (FISC), formerly known as Auto Lenders Acceptance Corporation (ALAC), First Investors Auto Investment Corporation, FIFS Acquisition Funding Corp. LLC, Farragut Financial Corporation, and First Investors Auto Funding Corporation. First Investors, together with its wholly- and majority-owned subsidiaries, is hereinafter referred to as the Company.

        FIFS began operations in May 1989 and is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles (receivables) originated by factory authorized franchised dealers or directly through consumers. As of April 30, 2003, approximately 26 percent of receivables held for investment had been originated in Texas. The Company currently operates in 28 states.

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

        On August 8, 2000, the Company entered into a partnership agreement whereby a subsidiary of the Company is the general partner owning 70 percent of the partnership assets and First Union Investors, Inc. serves as the limited partner and owns 30 percent of the partnership assets (the "Partnership"). The Partnership consists primarily of a portfolio of loans previously owned or securitized by FISC and certain other financial assets including charged-off accounts owned by FISC. The consolidated financial statements of the Company include the accounts of the Partnership. Intercompany transactions and balances have been eliminated upon consolidation.

        On December 24, 2002, the Company purchased a 40% ownership interest and an investment in the junior mezzanine debt of First Auto Receivables Corporation ("FARC"). FARC purchased an approximately $197.5 million portfolio of installment loan receivables from a subsidiary of Union Acceptance Corporation. FISC performs ongoing servicing and collection activities on the portfolio.

        On March 19, 2003, FISC entered into a servicing agreement with an unrelated third party to service an approximately $300 million portfolio of installment loan receivables purchased from a subsidiary of Union Acceptance Corporation.

        In total, at April 30, 2003, FISC performs servicing and collection functions on a managed receivables portfolio of $659 million.

2. Significant Accounting Policies

        Basis of Presentation.    The consolidated financial statements include the accounts of First Investors and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% or where the Company otherwise exercises significant influence are accounted for under the equity method.

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

        Receivables Held for Investment.    The Company acquires automobile loans from dealers and originates loans directly to consumers. Fees and expenses of originating loans are capitalized and amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

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

        Receivables Acquired for Investment.    In connection with loans that were acquired in a portfolio purchase by the Partnership, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the loan's contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan's scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan's expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan. Assets are reported for the entire Partnership and the partner's share of income is reported as minority interest. See Note 7—Acquisition Facility.

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

        Income Recognition.    For Receivables Held for Investment, the Company accrues interest income monthly based upon contractual terms using the effective interest method. Interest income also includes additional amounts received upon early payoffs of certain receivables attributable to the difference between the principal balance of the receivables calculated using the Rule of 78's method and the principal balance of the receivables calculated using the effective interest method. When a receivable becomes 90 days past due, income accrual is suspended until the payments become current. When a loan is charged off or the collateral is repossessed, the remaining income accrual is written off. Other income includes late charge fees and is recognized as collected. Servicing income is accrued as it is earned and intercompany amounts are eliminated upon consolidation.

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

        Efforts to make customer contact generally begin when the customer is three days past due and become more aggressive as the loan becomes further past due. Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment. Through the evaluation, if it is determined that the loan is uncollectible, the collateral is repossessed. Generally this occurs at 90 to 120 days past due. Upon repossession, an impairment is recorded to write off Receivables Held for Investment and record the fair value as Assets Held for Sale. Fair value is determined by estimating the proceeds of the collateral which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses. After collection of all proceeds, the Company realizes an adjustment, positive or negative, based on the difference between the fair value estimate and the true proceeds received. In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

        The Company calculates the allowance for credit losses in accordance with SFAS 5, Accounting for Contingencies. SFAS 114, Accounting for Creditors for Impairment of a Loan, does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

        Derivatives.    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.

        As of May 1, 2001 the Company designated its interest rate swaps and an interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders' equity through other accumulated comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swap on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of the swaps is reflected in net earnings for the period subsequent to May 31, 2001. The interest rate caps entered into as a requirement of the FIARC commercial paper facility are not designated as hedges and, accordingly, changes in the fair value are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

        Earnings Per Share.    Earnings per share amounts are calculated based on net income available to common shareholders divided by the weighted average number of shares of common stock outstanding (see Note 15 and Note 17).

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

        Treasury Stock.    On December 14, 2001, the Board of Directors authorized the Company to repurchase up to 5% of the Company's outstanding common stock. During the year ended April 30, 2002, 170,000 shares were repurchased under this authorization at an average price of $3.03. During the year ended April 30, 2003, 370,400 shares were repurchased at an average price of $3.40.

        Stock-Based Compensation.    The Company has an employee stock option plan and a non employee director stock option plan, which are described more fully in Note 15. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (with assumptions described in Note 15), to its stock option plans.

	Fiscal
	2001	2002	2003
Net Income (Loss), as reported	$51,646	$(309,012)	$332,618
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(147,061)	(58,027)	(76,115)

Pro Forma Net Income (Loss)	$(95,415)	$(367,039)	$256,503
Basic and Diluted Net Income (Loss) per Common Share, as reported	$0.01	$(0.06)	$0.07
Basic and Diluted Net Income (Loss) per Common Share, pro forma	$(0.02)	$(0.07)	$0.05

        Reclassifications.    Certain reclassifications have been made to the 2001 and 2002 amounts to conform to the 2003 presentation.

3. Receivables Held for Investment

        The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles. Net receivable balances consisted of the following at April 30, 2002 and 2003:

	2002	2003
Receivables	$212,926,747	$226,362,218
Unamortized premium and deferred fees	4,654,710	5,024,160
Allowance for credit losses	(2,338,625)	(2,397,216)

Net receivables	$215,242,832	$228,989,162

        At April 30, 2003, the weighted average remaining term of the receivable portfolio is 38 months and the weighted average contractual interest rate is 16.2 percent. Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30,
2004	$59,452,418
2005	69,845,794
2006	82,056,123
2007	15,007,883

$226,362,218

        Activity in the allowance for credit losses for the years ended April 30, 2002 and 2003 was as follows:

	2002	2003
Balance, beginning of year	$2,688,777	$2,338,625
Provision for credit losses	8,940,601	10,337,718
Charge-offs, net of recoveries	(9,290,753)	(10,279,127)

Balance, end of year	$2,338,625	$2,397,216

4. Receivables Acquired for Investment

        Loans purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2002 and 2003:

	2002	2003
Contractual payments receivable from Receivables
Acquired for Investment purchased at a discount relating to credit quality	$11,912,032	$3,638,462
Nonaccretable difference	(1,733,298)	(260,784)
Accretable yield	(1,158,828)	(673,431)

Receivables Acquired for Investment purchased at a discount relating to credit quality, net	$9,019,906	$2,704,247

        The carrying amount of Receivables Acquired for Investment is net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has estimated that it would be unable to collect.

	Nonaccretable Difference	Accretable Yield
Balance at April 30, 2001	$2,735,961	$3,035,021
Accretion	—	(2,705,029)
Additions	1,288,885	—
Eliminations	(1,462,712)	—
Reclassifications	(828,836)	828,836

Balance at April 30, 2002	1,733,298	1,158,828
Accretion	—	(283,330)
Eliminations	(1,674,581)	—
Reclassifications	202,067	(202,067)

Balance at April 30, 2003	$260,784	$673,431

        Additions to nonaccretable difference for the year ended April 30, 2002 were due to a $1,260,000 loss recorded on the Receivables Acquired for Investment. Receivables Acquired for Investment are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. The loss reduced the book value by increasing the nonaccretable difference. The loss relates to a 87 basis point increase in the cumulative loss rate from 2001 for the portfolios. The increase in the cumulative loss rates relates to the recessionary environment and the impact it has on customers' ability to maintain comparable paying employment. Additionally, the effective decrease in prices of new automobiles through incentive programs offered by captives contributed to decreasing prices and demands for used vehicles. This results in lower recovery rates realized through repossessions. The collateral comprising the Receivables Acquired for Investment is at higher risk as it is primarily older model used cars with higher mileage.

        Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period. For the year ending April 30, 2002, the increase in accretable yield through reclassifications results from increasing the expected term of the remaining cash flow in order to allow for collections on charged off receivables. By extending the cash flow projection model life, accretable yield must be increased to provide for future income. For the year ended April 30, 2003, the decrease in accretable yield is primarily due to a 22 basis point increase in the cumulative loss rate from 2002 of the portfolios due to slightly lower anticipated collections.

        Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table. Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30,
2004	$1,950,000
2005	844,231
2006	773,879
2007	70,352

$3,638,462

5. Restricted Cash

        The components of restricted cash at April 30, 2002 and 2003 are as follows:

	2002	2003
Collection and lockbox balances	$12,534,808	$10,891,236
Funds held in trust for receivable fundings	913,213	1,101,435
Warehouse credit facility and Term Note reserves (Note 7)	8,239,353	5,988,208
Mark to market collateral account	1,471,772	1,071,772
Other	250,000	250,000

Total restricted cash	$23,409,146	$19,302,651

6. Deferred Financing Costs and Other Assets

        The components of deferred financing costs and other assets at April 30, 2002 and 2003 are as follows:

	2002	2003
Deferred financing costs, net	$2,476,020	$1,499,626
Investments	259,783	2,122,900
Furniture and equipment, net	814,216	583,432
Software, net	608,060	364,282
Loan service fee receivable	—	478,414
Other, net	385,664	546,294

Total	$4,543,743	$5,594,948

        For the year ended April 30, 2002 and in conjunction with the refinancing of the working capital facility, the Company expensed approximately $555,000 of deferred financing costs and warrants related to the old facility.

7. Debt

        The Company finances the acquisition of its receivables portfolio through two warehouse credit facilities. The Company's credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes ("Term Notes") secured by discrete pools of receivables. Proceeds from the two note issuances were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company's secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 4.6% and 5.8% for the fiscal years ending April 30, 2003 and 2002, respectively.

Warehouse Facilities as of April 30, 2003

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Interest Rate at April 30, 2003 (1)
FIARC	$150,000,000	$78,254,521	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	2.1%
FIRC	$75,000,000	$63,690,000	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	3.25%

(1)
Inclusive of amortization of other comprehensive income.

Warehouse Facilities—Credit Enhancement as of April 30, 2003

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

        FIRC—In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as "ALPI" insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company's ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh ("National Union"), which is a wholly-owned subsidiary of American International Group. As of April 30, 2003, National Union had been assigned a rating of A+ + by A.M. Best Company, Inc.

        The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 3.9 percent of the principal amount of the receivables acquired during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2001, 2002 and 2003 were $3,413,186, $2,382,031 and $4,141,328, respectively, and accounted for 3.0 percent, 3.1 percent and 3.8 percent of the aggregate principal balance of the receivables acquired during such respective periods.

        Prior to establishing its relationship with National Union in March 1994, the Company's ALPI policy was provided by another third-party insurer. In April 1994, the Company organized First Investors Insurance Company (the "Insurance Subsidiary") under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the

Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company's ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96 percent of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. As of April 30, 2003, gross premiums had been ceded to the Insurance Subsidiary since its inception by National Union in the amount of $28,486,788 and the Insurance Subsidiary reimbursed National Union for aggregate reinsurance claims in the amount of $8,089,381. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary's obligations for losses it has reinsured.

        The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2003, the Insurance Subsidiary had capital and surplus of $1,753,375 and unencumbered cash reserves of $1,521,507 in addition to the $2,725,785 trust account.

        The ALPI coverage as well as the Insurance Subsidiary's liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Subsidiary's liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The Company believes the losses its Insurance Subsidiary will be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Subsidiary.

Warehouse Facilities—Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	December 4, 2003	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 4, 2003 but Capacity is reduced to $50,000,000 on October 31, 2003	Convert to a term loan which would mature six months therafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

        Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed.

        The following table contains pertinent information on the Term Notes as of April 30, 2003.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$87,358,847	3.46%

        Term Notes—On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002 Auto Trust") completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002 and 2003, the outstanding principal balances on the 2002-A Term Notes were $143,096,983 and $87,358,847, respectively.

        On January 24, 2000, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2000-A ("Auto Trust"), completed the issuance of $167,969,000 of 7.174 percent asset-backed notes ("2000-A Term Notes"). A pool of automobile receivables totaling $174,968,641, which were previously owned by FIRC, FIARC and FIACC, secures the 2000-A Term Notes. Proceeds from the issuance, which totaled $167,967,690, were used to repay all outstanding borrowings under the FIARC and FIACC commercial paper facilities, to reduce the outstanding borrowings under the FIRC credit facility, to pay transaction fees related to the 2000-A Term Note issuance and to fund a cash reserve account of 2 percent or $3,499,373 which will serve as a portion of the credit enhancement for the transaction. The 2000-A Term Notes bear interest at 7.174 percent and require monthly principal reductions sufficient to reduce the balance of the 2000-A Term Notes to 96 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Term Note holders. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool and a 4 percent over-collateralization requirement. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2002, the outstanding principal balance on the 2000-A Term Notes was $40,162,801. On November 15, 2002, the Company exercised its right to prepay the outstanding debt thus there were no outstanding borrowings on the 2000-A Term Notes as of April 30, 2003. The collateral was financed through borrowings under the FIARC commercial paper facility.

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

        On August 8, 2000, the Company entered into an agreement with Wachovia Securities to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $3,670,765 at April 30, 2002. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During the nine months ended January 31, 2002, $866,583 was distributed to the limited partner. Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions were paid until the Class A Notes were retired. On February 20, 2003, the Class A Notes were fully paid and all excess cash flows are paid to the partners. The amount of the partners' cash flow will vary depending on the timing and amount of cash flows from the assets. For the year ended April 30, 2003, $318,281 was distributed to the limited partner. The Company is accounting for Wachovia Securities' limited partnership interest in the Partnership as a minority interest.

        Working Capital Facility.    On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit. On December 5, 2002, the maturity of the facility was extended to December 4, 2003. Under the terms of the renewal, the interest rate was increased to LIBOR plus 2.25%. In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing. This amortization schedule will continue until the term loan tranche is repaid, leaving the remaining facility consisting of the $9 million revolving tranche. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At April 30, 2002 and 2003, there was $11,798,520 and $8,714,518, respectively, outstanding under this facility.

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

        Shareholder Loans—On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. At April 30, 2002 and 2003, there was $525,000 and $746,280, respectively, outstanding under this facility.

        Loan Covenants.    The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any covenants governing these financing arrangements at April 30, 2003.

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

        During the year ended April 30, 2003 and as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

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

        On October 2, 1998, in connection with the $75 million acquisition facility, the Company, through FIFS Acquisition, entered into a series of hedging instruments with Wachovia Securities designed to hedge floating rate borrowings under the acquisition facility against changes in market rates. Accordingly, the Company entered into two interest rate swap agreements, the first in the initial notional amount of $50.1 million ("Class A swap") pursuant to which the Company's interest rate is fixed at 4.81 percent; and, the second in the initial notional amount of $24.9 million ("Class B swap") pursuant to which the Company's interest rate was fixed at 5.50 percent. The notional amount outstanding under each swap agreement amortized based on an implied amortization of the hedged indebtedness. The Class A swap had a final maturity of December 20, 2002, while the Class B swap matured on February 20, 2000. The Company also purchased two interest rate caps, which protect the Company and the lender against any material increases in interest rates that may adversely affect any outstanding indebtedness that is not fully covered by the aggregate notional amount outstanding under the swaps. The first cap agreement ("Class A cap") enabled the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeded 4.81 percent on a notional amount that increased initially and then amortized based on the expected difference between the outstanding notional amount under Class A swap and the underlying indebtedness. The interest rate cap expired December 20, 2002 and the cost of the cap was amortized in interest expense for the period. The second cap agreement ("Class B cap") enabled the Company to receive payments from the counterparty in the event that the one-month commercial paper rate exceeded 6 percent on a notional amount that increased initially and then amortized based on the expected difference between the outstanding notional amount under Class B swap and the underlying indebtedness. The interest rate cap expired December 20, 2002 and the cost of the cap was imbedded in the fixed rate applicable to Class B swap. Pursuant to the refinance of the acquisition facility on August 8, 2000, the Class B cap was terminated and the notional amounts of the Class A swap and Class A cap were adjusted downward to reflect the lower outstanding balance of the Class A Notes. The amendment or cancellation of these instruments resulted in a gain of $418,609. This derivative net gain was amortized over the life of the initial derivative instrument. In addition, the two remaining hedge instruments were assigned by FIFS Acquisition to the Partnership.

        As of May 1, 2001 the Company designated its interest rate swaps and an interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133. Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders' equity through other accumulated comprehensive income (loss). In connection with the decision to enter into the $100 million floating rate swap on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of the swaps is reflected in net earnings for the period subsequent to May 31, 2001. The interest rate caps entered into as a requirement of the FIARC commercial paper facility are not designated as hedges and, accordingly, changes in the fair value are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

8. Income Taxes

        The temporary differences which give rise to deferred tax assets (liabilities) are as follows at April 30, 2002 and 2003, respectively:

	2002	2003
Deferred tax assets
Allowance for credit losses	$640,904	$879,656
Net operating loss carryforward	142,671	520,718
Derivatives	1,003,858	607,717
Accrued expenses	354,137	184,792

	2,141,570	2,192,883

Deferred tax liabilities
Receivables Held for Investment, net	(780,480)	(1,207,593)
Receivables Acquired for Investment, net	(831,444)	(1,034,883)
	(1,611,924)	(2,242,476)

Net deferred tax assets (liabilities)	$529,646	$(49,593)

        Net operating loss carryforwards of $273,226 expire in 2021 and $247,492 expire in 2022.

        The provision (benefit) for income taxes on income before income taxes and minority interest for the years ended April 30, 2001, 2002 and 2003, consists of the following:

	2001	2002	2003
Current—
Federal	$(771,947)	$—	$(381,137)
State	1,546	7,615	8,107

	$(770,401)	$7,615	$(373,030)

Deferred—
Federal	$799,264	$(173,503)	$564,220
State	823	(11,732)	—

	$800,087	$(185,235)	$564,220

        The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 2001, 2002 and 2003.

	2001	2002	2003
Income tax—statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	2.0%	2.0%	2.0%
Minority Interest	(33.2)%	71.4%	(6.5)%
Non-deductible expenses	.5%	.5%	.5%

Effective income tax rate	3.3%	107.9%	30.0%

9. Investment in First Auto Receivables Corporation

        On December 24, 2002, the Company invested $475,061 for a 40% ownership interest in First Auto Receivables Corporation ("FARC") and $712,591 for junior mezzanine investments of FARC. FARC purchased a $197.5 million automobile loan portfolio from UAFC-2 Corporation, a subsidiary of Union Acceptance Corporation, with proceeds from $186 million in senior bridge debt, $8.9 million of senior mezzanine debt, $1.8 million of junior mezzanine debt and $1.2 million of equity. The bridge debt interest rate is LIBOR plus 1%, the senior mezzanine interest rate is 22.5% and the junior mezzanine interest rate is 25%.

        The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18. In addition to the equity and debt investments, the Company will also perform loan servicing and collection activities on the portfolio. For the year ended April 30, 2003, the Company recognized $631,750 of servicing income and $418,098 of other income related to the FARC investments. Other income is included in Late Fees and Other Income on the income statement and is primarily comprised of servicing income from FARC that is reclassified as income from the equity investment. This reclassification is necessary due to the Company owning 40% of the equity in FARC. The equity investment and junior mezzanine investment are included in Deferred Financing Costs and Other Assets on the balance sheet.

10. New Accounting Pronouncements

        The FASB has issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), addressing accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective May 1, 2003 for the Company and early adoption is encouraged. SFAS 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company does not anticipate that the adoption of the new standard will have a significant effect on its consolidated financial statements.

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

        In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. FIN 45 did not have a material effect on the Company's financial statements. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its financial statements in the future.

        In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation Transition and Disclosure—an Amendment of FASB Statement No. 123 ("SFAS 148"), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effect on reported results of applying the fair value based method for entities which use the intrinsic value method of accounting. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company does not plan a change to the fair-value based method of accounting for stock-based employee compensation.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to the Company as of the beginning of the applicable interim or annual period. The Company does not anticipate FIN 46 will have a material effect on its financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Management does not expect adoption to have a material effect on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Management does not expect adoption to have a material effect on the Company's financial statements.

11. Credit Risks

        Approximately 26 percent of the Company's Receivables Held for Investment by principal balance at April 30, 2003 represent receivables acquired from dealers located in Texas. The economy of Texas is primarily dependent on petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, computer and computer service businesses, agribusiness and tourism. Job losses in any or all of these primary economic segments of the Texas economy may result in a significant increase in delinquencies or defaults in the Company's receivable portfolio. While vehicles secure the receivables, it is not expected that the value of the vehicles if repossessed and sold by the Company would be sufficient to recover the principal outstanding under any defaulted loans.

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

12. Market Risks

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

        As of April 30, 2003, the Company had $150.7 million of floating rate secured debt outstanding. The Company is exposed to interest rate movements until interest rates equal 6.5%. The Company has interest rate cap agreements as protection for rate movements beyond 6.5% on $90.0 million of notional balance. For every 1 percent increase in commercial paper rates or LIBOR up to 6.5%, annual after-tax earnings would decrease by approximately $957,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. For every 1 percent increase in commercial paper rates or LIBOR over 6.5%, annual after-tax earnings would decrease by approximately $388,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of April 30, 2002, the Company had $38 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1 percent increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $244,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

13. Fair Value of Financial Instruments

        The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments for those financial instruments whose carrying amounts differ from their estimated fair values. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

	April 30, 2002		April 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets—
Receivables Held for Investment	$212,926,747	$217,226,131	$226,362,218	$227,176,099
Financial liabilities—
Term Notes	$183,259,784	$183,414,459	$87,358,847	$89,504,236
	Notional Amount	Fair Value	Notional Amount	Fair Value
Financial instruments—
Swap agreements	$203,655,085	$(2,766,740)	$200,000,000	$(1,409,296)
Cap agreements	$5,111,833	$42	$90,024,414	$266,523

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

14. Defined Contribution Plan

        Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant's voluntary contributions up to a maximum voluntary contribution of 3 percent of the participant's compensation. In fiscal year 2002 and 2003, the Company made matching contributions to the 401(k) plan in the amounts of $30,265 and $32,548, respectively. Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company. Under the terms of the Deferred Compensation Plan, the participants may elect to make contributions to the plan that exceeds amounts allowed under the Company's 401(k) plan. The Company pays the administrative expenses of the Deferred Compensation Plan. As of April 30, 2002 and April 30, 2003, the amounts invested under the Deferred Compensation Plan totaled $256,876 and $236,378, respectively.

15. Shareholders' Equity

        Preferred Stock.    In June 1995, the shareholders approved a new series of preferred stock (New Preferred Stock) with a $1.00 par value, and authorized 1,000,000 shares. As of April 30, 2003, no shares have been issued.

        Employee Stock Option Plan.    In June 1995, the Board of Directors adopted the Company's 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of Common Stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.

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

        Non-Employee Director Stock Option Plan—In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company's directors with the interests of the shareholders, as well as attracting and retaining qualified directors. The Board of Directors administers the plan and the options will not be qualified as incentive stock options. A total of 500,000 shares of common stock are available for issuance. Option types will be automatic and discretionary. Automatic grants of 20,000 shares for each non-employee director, or 100,000 shares total, were approved in September 2002. Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company's annual financial performance exceeds parameters established by the Board. No discretionary grants have been awarded.

        A summary of the status of the Company's stock option plans for the years ended April 30, 2001, 2002 and 2003 is presented below:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at April 30, 2000	139,500	$8.85
Granted	224,500	$4.52
Forfeited	(1,000)	$7.38

Outstanding at April 30, 2001	363,000	$6.18
Forfeited	(32,500)	$6.40

Outstanding at April 30, 2002	330,500	$6.16
Granted	172,500	$2.95

Outstanding at April 30, 2003	503,000	$5.06

Options available for future grants at April 30, 2003	497,000

	Fiscal
	2001	2002	2003
Options exercisable at end of year	166,054	188,700	232,800
Weighted average exercise price of options exercisable	$7.93	$7.25	$6.86
Weighted average fair value of options granted	$2.57	NA	$1.06

        Following is a summary of the status of options outstanding at April 30, 2003:

Range of Exercise Price	Weighted Average Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Contractual Life in Years
$4.75	$4.75	50,000	50,000		(1)
$11.00	$11.00	20,000	20,000		(1)
$2.95	$2.95	172,500	—	9.28
$4.00-$5.25	$4.48	167,000	69,800	7.45
$6.75-$7.38	$7.25	53,500	53,000	4.38
$11.00	$11.00	40,000	40,000	2.36

		503,000	232,800

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

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.    The following weighted-average assumptions were used:

	Fiscal
	2001	2002	2003
Risk free interest rate	5.07%	No grants	4.0%
Expected life of options in years	10	No grants	4.8
Expected stock price volatility	35%	No grants	34%
Expected dividend yield	0%	No grants	0%

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

16.   Commitments and Contingencies

        Employment Agreement.    As of April 30, 2003, the Company was not a party to any employment agreements.

        Litigation.    The Company from time to time becomes involved in various routine legal proceedings which are incidental to the business. Management of the Company vigorously defends such matters. As of April 30, 2003, management believes there are no such legal proceedings that would have a material adverse impact on the Company's financial position or results of operations.

        Leases.    The Company is a party to a lease agreement for office space in Houston that expires on February 28, 2005. The Company is party to a lease agreement for office space in Atlanta which expires on June 30, 2007. Rent expense for office space and other operating leases for the years ended

April 30, 2001, 2002 and 2003, was $1,192,466, $910,816 and $813,504, respectively. Required minimum lease payments for the remaining terms of the above leases are:

Year ending April 30,
2004	$863,725
2005	768,150
2006	574,839
2007	585,459
2008	97,874
Thereafter	—

17. Earnings Per Share

        Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 2001, 2002 and 2003 are as follows:

	For the Year Ended April 30,
	2001	2002	2003
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,566,669	5,510,068	5,104,438
Effect of dilutive stock options and warrants	1,618	—	7,339

Weighted average shares outstanding for diluted earnings per share	5,568,287	5,510,068	5,111,777

        At April 30, 2003, the Company had 464,487 employee stock options and warrants and 70,000 director options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

18.   Quarterly Financial Data (Unaudited)

        The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2003.

	For the Three Months Ended,
	July 31, 2002	October 31, 2002	January 31, 2003	April 30, 2003
Interest Income	$8,511,337	$8,145,189	$8,415,164	$7,868,207
Interest Expense	2,882,088	2,693,481	2,486,052	2,104,118
Net Income (Loss)	143,693	46,131	62,790	80,004
Basic and Diluted Net Income (Loss) per Common Share	$0.03	$0.01	$0.01	$0.02

        The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2002.

	For the Three Months Ended,
	July 31, 2001	October 31, 2001	January 31, 2002	April 30, 2002
Interest Income	$10,263,225	$9,819,413	$9,094,845	$8,370,287
Interest Expense	4,218,029	3,507,996	2,817,377	3,166,969
Net Income (Loss)	453,309	476,742	(681,144)	(557,919)
Basic and Diluted Net Income (Loss) per Common Share	$0.08	$0.09	$(0.12)	$(0.10)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES FORM 10-K APRIL 30, 2003
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Part III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
Part IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS—APRIL 30, 2002 and 2003
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended April 30, 2001, 2002 and 2003
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY For the Years Ended April 30, 2001, 2002 and 2003
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended April 30, 2001, 2002 and 2003
FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2001, 2002 and 2003