Form 10-Q
period 2003-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2003-09-12
CIK 948034

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At September 8, 2003
Common Stock-$.001 Par Value	5,005,269

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
AND SUBSIDIARIES

FORM 10-Q

JULY 31, 2003

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—APRIL 30, 2003 AND JULY 31, 2003

	April 30, 2003	July 31, 2003
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$228,989,162	$232,181,355
Receivables Acquired for Investment, net	2,704,247	2,182,322
Cash and Short-Term Investments, including restricted cash of $19,302,651 and $19,003,851	21,920,331	21,335,652
Accrued Interest Receivable	3,381,394	3,225,270
Assets Held for Sale	1,303,393	1,320,152
Other Assets:
Funds held under reinsurance agreement	3,993,341	4,321,348
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,508,798 and $4,849,477	5,594,948	5,290,767
Current income taxes receivable	1,004,231	1,008,692
Interest rate derivative positions	4,105,307	3,317,505

Total assets	$272,996,354	$274,183,063

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt:
Warehouse credit facilities	$141,944,521	$156,376,054
Term Notes	87,358,847	75,870,842
Working capital facility	8,714,518	7,845,957
Other borrowings	746,280	746,280
Other Liabilities:
Accounts payable and accrued liabilities	1,709,208	1,678,446
Deferred income taxes payable	49,593	307,266
Interest rate derivative positions	5,248,080	3,964,896

Total liabilities	245,771,047	246,789,741

Commitments and Contingencies
Minority Interest	732,023	540,395
Shareholders' Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 shares issued; 5,026,269 outstanding at April 30, 2003 and 5,005,269 outstanding at July 31, 2003	5,567	5,567
Additional paid-in capital	18,678,675	18,678,675
Retained earnings	10,481,696	10,701,775
Accumulated other comprehensive loss—unrealized derivative gains (losses), net of taxes	(896,789)	(672,595)
Less, treasury stock, at cost, 540,400 and 561,400 shares	(1,775,865)	(1,860,495)

Total shareholders' equity	26,493,284	26,852,927

Total liabilities and shareholders' equity	$272,996,354	$274,183,063

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended July 31, 2002 and 2003
(Unaudited)

	For the Three Months Ended July 31,
	2002	2003
Interest Income	$8,511,337	$8,070,436
Interest Expense	2,882,088	2,017,971

Net interest income	5,629,249	6,052,465
Provision for Credit Losses	2,368,550	3,391,963

Net Interest Income After Provision for Credit Losses	3,260,699	2,660,502

Other Income:
Late fees and other	332,138	690,665
Servicing income	—	1,258,676
Unrealized loss on interest rate derivative positions	(37,156)	142,757

Total other income	294,982	2,092,098
Operating Expenses:
Salaries and benefits	1,848,841	2,235,295
Other interest expense	162,047	129,140
Other	1,216,414	2,050,751

Total operating expenses	3,227,302	4,415,186

Income (Loss) Before Provision for Income Taxes and Minority Interest	328,379	337,414
Provision (Benefit) for Income Taxes:
Current	(210,530)	(2,302)
Deferred	293,125	128,804

Total provision for income taxes	82,595	126,502
Minority Interest	102,091	(9,167)

Net Income (Loss)	$143,693	$220,079

Basic and Diluted Net Income (Loss) per Common Share	$0.03	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

For the Three Months Ended July 31, 2003

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 30, 2003	$5,567	$18,678,675	$10,481,696	$(1,775,865)	$(896,789)	$26,493,284
Comprehensive income:
Net income	—	—	220,079	—	—	220,079
Reclassification into earnings, net of taxes of $128,868	—	—	—	—	224,194	224,194

Comprehensive income	—	—	—	—	—	444,273

Treasury stock purchases	—	—	—	(84,630)	—	(84,630)

Balance at July 31, 2003	$5,567	$18,678,675	$10,701,775	$(1,860,495)	$(672,595)	$26,852,927

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2002 and 2003

(Unaudited)

	2002	2003
Cash Flows From Operating Activities:
Net income	$143,693	$220,079
Adjustments to reconcile net income to net cash provided by Operating activities—
Depreciation and amortization expense	998,081	944,893
Provision for credit losses	2,368,550	3,391,963
Minority Interest	102,091	(9,167)
(Increase) decrease in:
Accrued interest receivable	(135,707)	156,124
Restricted cash	(544,629)	298,799
Deferred financing costs and other assets	2,647	(52,116)
Funds held under reinsurance agreement	(320,093)	(328,008)
Deferred income taxes receivable	(50,136)	—
Current income tax receivable	249,843	(4,461)
Interest rate derivative positions	(1,190,901)	1,011,996
Increase (decrease) in:
Accounts payable and accrued liabilities	13,107	(30,761)
Deferred income taxes payable	—	257,673
Interest rate derivative positions	1,198,061	(1,283,184)

Net cash provided by operating activities	2,834,607	4,573,830

Cash Flows From Investing Activities:
Purchase of Receivables Held for Investment	(24,110,092)	(29,201,027)
Principal payments from Receivables Held for Investment	21,076,705	20,240,718
Principal payments from Receivables Acquired for Investment	1,976,079	339,463
Payments received on Assets Held for Sale	1,966,822	1,774,160
Purchase of furniture and equipment	(6,155)	(3,361)

Net cash provided by (used in) investing activities	903,359	(6,850,047)

Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	34,281,433	50,364,471
Other borrowings	1,221,280	—
Principal payments made on—
Warehouse credit facilities	(12,778,735)	(35,932,938)
Term Notes	(22,788,507)	(11,488,004)
Acquisition term facility	(1,435,241)	—
Working capital facility	(835,447)	(868,561)
Treasury stock purchased	(1,260,865)	(84,630)

Net cash provided by (used in) financing activities	(3,596,082)	1,990,338

Increase (Decrease) in Cash and Short-Term Investments	141,884	(285,879)
Cash and Short-Term Investments at Beginning of Period	585,727	2,617,680

Cash and Short-Term Investments at End of Period	$727,611	$2,331,801

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$2,747,836	$1,890,571
Income taxes	4,631	2,158

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2003

1.     The Company

        Organization.    First Investors Financial Services Group, Inc. (First Investors) together with its wholly- and majority-owned subsidiaries (collectively referred to as the Company) is principally involved in the business of acquiring and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of July 31, 2003, approximately 26 percent of Receivables Held for Investment had been originated in Texas. The Company currently operates in 28 states.

        On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC performs the servicing and collection functions for the portfolio of receivables under management which totaled $618 million as of July 31, 2003.

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

        The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of July 31, 2003, and the results of its operations for the three months ended July 31, 2002 and 2003, and its cash flows for the three months ended July 31, 2002 and 2003.

        The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K filed July 18, 2003.

        Treasury Stock.    On December 14, 2001, the Board of Directors authorized the Company to repurchase up to 5% of the Company's outstanding common stock. Repurchases of 170,000, 370,400 and 21,000 shares with an average price of $3.03, $3.40 and $4.03 respectively, occurred during the quarter ended January 31, 2002, July 31, 2002 and July 31, 2003, respectively. There has been no other repurchase activity.

        Income Recognition.    For Receivables Held for Investment, the Company accrues interest income monthly based upon contractual terms using the effective interest method. Interest income also includes additional amounts received upon early payoffs of certain receivables attributable to the difference between the principal balance of the receivables calculated using the Rule of 78's method and the principal balance of the receivables calculated using the effective interest method. When a receivable becomes 90 days past due, income accrual is suspended until the payments become current. When a loan is charged off or the collateral is repossessed, the remaining income accrual is written off. Other income includes late charge fees and is recognized as collected. Servicing income is accrued as it is earned and inter-company amounts are eliminated upon consolidation.

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

        Stock-Based Compensation.    The Company has an employee stock option plan and a non-employee director stock option plan, which are described more fully in Note 9. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (with assumptions described in Note 9), to its stock option plans.

	For the Three Months Ended July 31,
	2002	2003
Net Income as reported	$143,693	$220,079
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(18,557)	(10,504)

Pro Forma Net Income	$125,136	$209,575
Basic and Diluted Net Income per Common Share, as reported	$0.03	$0.04
Basic and Diluted Net Income per Common Share, pro forma	$0.02	$0.04

        Reclassifications.    Certain reclassifications have been made to the fiscal 2003 amounts to conform with the fiscal 2004 presentation.

3.     Receivables Held for Investment

        Net receivables consisted of the following:

	April 30, 2003	July 31, 2003
Receivables	$226,362,218	$228,973,206
Unamortized premium and deferred fees	5,024,160	5,635,271
Allowance for credit losses	(2,397,216)	(2,427,122)

Net receivables	$228,989,162	$232,181,355

        Activity in the allowance for credit losses was as follows:

	For the Three Months Ended July 31,
	2002	2003
Balance, beginning of period	$2,338,625	$2,397,216
Provision for credit losses	2,368,550	3,391,963
Charge-offs, net of recoveries	(2,387,057)	(3,362,057)

Balance, end of period	$2,320,118	$2,427,122

4.     Receivables Acquired for Investment

        Receivables Acquired for Investment are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through the FIACC credit facility. These loans that were purchased at a discount relating to credit quality were included in the balance sheet amounts of Receivables Acquired for Investment as follows as of April 30, 2003 and July 31, 2003:

	April 30, 2003	July 31, 2003
Contractual payments receivable from Receivables Acquired for Investment purchased at a discount relating to credit quality	$3,638,462	$2,819,402
Nonaccretable difference	(260,784)	(101,628)
Accretable yield	(673,431)	(535,452)

Receivables Acquired for Investment purchased at a discount relating to credit quality, net	$2,704,247	$2,182,322

        The carrying amount of Receivables Acquired for Investment is net of accretable yield and nonaccretable difference. Nonaccretable difference represents contractual principal and interest payments that the Company has determined that it would be unable to collect.

	Nonaccretable Difference	Accretable Yield
Balance at April 30, 2003	$260,784	$673,431
Accretion	—	9,237
Eliminations	(306,372)	—
Reclassifications	147,216	(147,216)

Balance at July 31, 2003	$101,628	$535,452

        Nonaccretable difference eliminations represent contractual principal and interest amounts on loans charged-off for the period ended July 31, 2003. The decrease in accretable yield is primarily due to an increase in the cumulative loss rate and slightly lower than anticipated collections.

5.     Debt

        The Company finances its loan origination through two warehouse credit facilities. The Company's credit facilities provide for one-year terms and have been renewed annually. Management of the

Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes ("Term Notes") secured by discrete pools of receivables. Proceeds from the two note issuance were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company's secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.5% and 5.4% for the quarters ending July 31, 2003 and July 31, 2002, respectively.

Warehouse Facilities as of July 31, 2003

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate at July 31, 2003(1)
FIARC	$150,000,000	$89,471,054	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	2.56%
FIRC	$75,000,000	$66,905,000	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	2.33%

(1)
Inclusive of the effect of interest rate swaps, fees and insurance.

Warehouse Facilities—Credit Enhancement as of July 31, 2003

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

        The premiums that the Company paid during fiscal year 2003 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 3.9 percent of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2001, 2002 and 2003 were $3,413,186, $2,382,031 and $4,141,328, respectively, and accounted for 3.0 percent, 3.1 percent and 3.8 percent of the aggregate principal balance of the receivables acquired during such respective periods.

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

        The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of July 31, 2003, the Insurance Subsidiary had capital and surplus of $1,927,562 and unencumbered cash reserves of $1,943,021 in addition to the $3,234,794 trust account.

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

        FIARC—Credit Enhancement for the FIARC warehouse facility is provided to the commercial paper investors by a cash reserve account equal to 1% of the receivables held by FIARC and, additionally, a surety bond issued by MBIA. The Company is not a guarantor of, or otherwise a party to, such commercial paper.

Warehouse Facilities—Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	December 4, 2003	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 4, 2003 but Capacity is reduced to $50,000,000 on October 31, 2003	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

        Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed.

        The following table contains pertinent information on the Term Notes as of July 31, 2003.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$75,870,842	3.46%

        Term Notes—On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002 Auto Trust") completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the

2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool. As of April 30, 2003 and July 31, 2003, the outstanding principal balances on the 2002-A Term Notes were $87,358,847 and $75,870,842, respectively.

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

        On August 8, 2000, the Company entered into an agreement with Wachovia Securities to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $2,235,524 at July 31, 2002. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During the nine months ended January 31, 2002, $866,583 was distributed to the limited partner. Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions were paid until the Class A Notes were retired. On February 20, 2003, the Class A Notes were fully paid and all excess cash flows are paid to the partners. The amount of the partners' cash flow will vary depending on the timing and amount of cash flows from the assets. For the year ended April 30, 2003, $318,281 was distributed to the limited partner. There have been no distributions subsequent to April 30, 2003. The Company is accounting for Wachovia Securities' limited partnership interest in the Partnership as a minority interest.

        Working Capital Facility.    On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly. The term loan tranche of this working capital facility will be evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit. On December 5, 2002, the maturity of the facility was extended to December 4, 2003. Under the terms of the renewal, the interest rate was increased to LIBOR plus 2.25%. In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing. This amortization schedule will continue until the term loan tranche is repaid, leaving the remaining facility consisting of the $9 million revolving tranche. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At April 30, 2003 and July 31, 2003, there was $8,714,518 and $7,845,957, respectively, outstanding under this facility.

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

        Shareholder Loans—On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. There was $746,280 outstanding under this facility for the periods ended April 30, 2003 and July 31, 2003.

        Loan Covenants.    The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any covenants governing these financing arrangements at July 31, 2003.

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

        On September 27, 2000, the Company entered into a swap under which the Company would pay a fixed rate of 6.30 percent and receive the prevailing one month LIBOR rate plus 0.505 percent on a notional amount of $100 million. Under the terms of the swap, the counterparty had the option of extending the swap for an additional three years to mature on April 15, 2004 at a fixed rate of 6.42 percent. On April 15, 2001, the counterparty exercised its extension option.

        On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004. Under the terms of these swaps, the Company will pay a floating rate based on one month LIBOR and receive a fixed rate of 5.025 percent. Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed swap created by rapidly declining market interest rates. In connection with the decision to enter into the $100 million floating rate swap, the Company elected to change the designation of the $100 million fixed rate swap from a cash flow hedge and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of the swaps is reflected in net earnings for the period subsequent to May 31, 2001.

        During the three months ended July 31, 2003 and as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

6.     Earnings Per Share

        Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended July 31, 2002 and 2003, are as follows:

	For the Three Months Ended July 31,
	2002	2003
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,339,573	5,023,758
Effect of dilutive stock options and warrants	227	47,238

Weighted average shares outstanding for diluted earnings per share	5,339,800	5,070,996

        For the three months ended July 31, 2002 and 2003, the Company had 534,260 and 575,987 respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. As discussed in the proxy statement on August 5, 2002, the number of shares of common stock available for issuance under the 1995 Employee Stock Option plan was increased to 500,000 shares. Under the plan, 72,500 options were granted on September 11, 2002 and 2,500 options were granted May 5, 2003. Additionally, the 2002 Non-employee Director Stock Option plan was established with a total of 500,000 shares of common stock available for issuance. Under the plan, 100,000 options were granted on July 15, 2002 and 120,000 options were granted July 15, 2003.

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

        The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18. In addition to the equity and debt investments, the Company will also perform loan servicing and collection activities on the portfolio. For the three months ended

July 31, 2003, the Company recognized $371,803 of servicing income and $247,869 of other income related to the FARC investments. Other income is included in Late Fees and Other Income on the income statement and is primarily comprised of servicing income from FARC that is reclassified as income from the equity investment. This reclassification is necessary due to the Company owning 40% of the equity in FARC. The equity investment and junior mezzanine investment are included in Deferred Financing Costs and Other Assets on the balance sheet.

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

9.     Shareholders' Equity

        Preferred Stock.    In June 1995, the shareholders approved a new series of preferred stock (New Preferred Stock) with a $1.00 par value, and authorized 1,000,000 shares. As of July 31, 2003, no shares have been issued.

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

        Stock-Based Compensation.    The Company has an employee stock option plan and a non-employee director stock option plan. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans.

General

        Net income for the three months ended July 31, 2003 was $220,079 compared to net income of $143,693 for the three months ended July 31, 2002. Earnings per common share were $0.04 and $0.03 for the three months ended July 31, 2003 and July 31, 2002, respectively.

Managed Receivables

        The Company's managed receivables are (dollars in thousands):

	As of or for the Three Months Ended July 31,
	2002	2003
Receivables Held for Investment:
Number	18,383	18,497
Principal balance	$211,050	$228,973
Average principal balance of receivables outstanding during the three-month period	$212,177	$227,982
Receivables Acquired for Investment:
Number	1,899	250
Principal balance	$5,765	$499
Other Servicing:
Number	—	24,135
Principal balance	—	$388,956
Total Managed Receivables Portfolio:
Number	20,282	42,882
Principal balance	$216,816	$618,429

Net Interest Income

        The following tables summarize the Company's net interest income (dollars in thousands):

	Three Months Ended July 31,
	2002	2003
Interest income (1):
Receivables Held for Investment	$8,143	$8,079
Receivables Acquired for Investment and Investment in Trust Certificates (2)	368	(9)

	8,511	8,070
Interest expense:
Receivables Held for Investment (3)	2,857	2,018
Receivables Acquired for Investment and Investment in Trust Certificates	25	—

	2,882	2,018

Net interest income	$5,629	$6,052

(1)
Amounts shown are net of amortization of premium and deferred fees.

(2)
Amounts shown for the three months ended July 31, 2002 reflect $102 in net interest income related to minority interest.

(3)
Includes facility fees and fees on the unused portion of the credit facilities.

        The following table sets forth information with regard to the Company's net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company's average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended July 31,
	2002	2003
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	15.4%	14.2%
Average cost of debt (2)	5.4%	3.5%
Net interest spread (3)	10.0%	10.7%
Net interest margin (4)	10.0%	10.6%

(1)
Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2)
Represents interest expense as a percentage of average debt outstanding.

(3)
Represents yield on Receivables Held for Investment less average cost of debt.

(4)
Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

        Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased 9% for the three months ended July 31, 2003 to $6.1 million from $5.6 million for the three months ended July 31, 2002.

        Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

	Three Months Ended July 31, 2002 to 2003
	Increase (Decrease) Due to Change in
			Total Net Increase (Decrease)
	Average Principal Amount	Average Rate
Receivables Held for Investment:
Interest income	$607	$(670)	$(63)
Interest expense	272	(1,110)	(838)

Net interest income	$335	$440	$775

Results of Operations

Three Months Ended July 31, 2003 and 2002 (dollars in thousands)

        Interest Income.    Interest income for the 2003 period decreased to $8,070 compared with $8,511 for the comparable period in 2002. Interest income on Receivables Held for Investment decreased 1% for the three-month period. This is due to a 119 basis points, or a 8% decrease, in the yield on the Receivables Held for Investment offset by and 8% increase in the average Receivables Held for Investment outstanding over the three-month period. The decrease in interest income on Receivables Acquired for Investment is primarily attributable to a 91% reduction in the average principal balances of the Receivables Acquired for Investment for the comparable three-month period. This trend will continue as the Receivables Acquired for Investment portfolio liquidates.

        Interest Expense.    Interest expense in 2003 decreased for the three-month period to $2,018 as compared to $2,882 in 2002. Interest expense on Receivables Held for Investment decreased 30% for the three-month period. This is primarily due to a reduction of 190 basis points, or a 35% decrease, in the interest rate on the outstanding borrowings in the three-month period in 2003 compared to 2002. The decrease in interest expense on Receivables Acquired for Investment for the three-month period is attributable to a net reduction in the weighted average borrowings under the acquisition term and FIACC facilities.

        Net Interest Income.    Net interest income increased to $6,052, an increase of 8% over the comparable three-month period in the prior year. The increase resulted primarily from lower cost of funds offset by lower yields on the Receivables Held for Investment.

        Provision for Credit Losses.    The provision for credit losses for 2003 increased to $3,392 as compared to $2,369 in 2002. The increase in provision for credit losses is primarily due to higher net charge offs for the 2003 period coupled with an increase in the portfolio size. Charge offs for the three-month period ended July 31, 2003 increased to $3,628 from $2,774 in the prior year period. Both frequency and severity of repossession losses increased due to weakened economic conditions and the ability of customers to maintain comparable employment. Recovery rates on repossessions have suffered due to decreasing prices and increased incentives for new vehicles which decreased the demand and price for used vehicles.

        Servicing Income.    On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of First Auto Receivables Corporation ("FARC"). FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200 million of installment loan receivables. Servicing income was $372 for the three months ending July 31, 2003. On March 19, 2003 the Company entered into an agreement to provide loan servicing and collection activities on $276 million of installment loan receivables for unrelated third parties. Servicing income was $887 for the three months ending July 31, 2003.

        Late Fees and Other Income.    Late fees and other income increased to $691 for the three months ended July 31, 2003 compared to $332 for the comparable period in the prior year. The increase is due to $247 of income from the equity investment in FARC and increase in fees collected for providing electronic payment services to our customers. This offset by lower interest income earned on short-term marketable securities and money market instruments. The decrease is principally attributable to a decrease in the reinvestment rates on the cash collections.

        Unrealized Loss on Interest Rate Derivative Positions.    In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions. A net unrealized gain of $143 for three months ended July 31, 2003 is principally due to positive mark to market movements on interest rate caps required for the FIARC credit facility, offset by minor unrealized losses due to movements in the Company's $100 million 6.42% pay fixed swap versus movements in the $100 million 5.025% pay floating swap. These two derivatives will not directly offset over the remaining term due to interest rate fluctuations between periods.

        Salaries and Benefit Expenses.    Salaries and benefit costs were $2,235 and $1,849 for the three months ended July 31, 2003 and 2002, respectively. The increase is primarily due to higher benefits costs and higher salary expenses due to the increase in the managed portfolio from the addition of the FARC assets and the March 19, 2003 loan servicing agreement.

        Other Interest Expense.    Other interest expense for the three months ended July 31, 2003 decreased to $129 compared to $162 for the three months ended July 31, 2002. The decrease was primarily due to a 26% reduction in the average outstanding balance on working capital borrowings for the three months ended July 31, 2003, compared to 2002.

        Other Expenses.    Other expenses increased to $2,051 for the three months ended July 31, 2003 compared to $1,216 for the three months ended July 31, 2002. The increase is primarily attributable to the increase in managed portfolio and start up expenses associated with the Company's direct lending business. The Company's managed portfolio as of July 31, 2003 totaled $618 million of installment loans compared to $217 million as of July 31, 2002.

        Income Before Provision for Income Taxes and Minority Interest.    For the three months ended July 31, 2003, income before provision for income taxes and minority interest increased to $337 compared to $328 for the comparable prior year period. Favorable cost of funds and loans servicing income in the current period were partially offset by a higher loss provision and operating expenses associated with third party servicing.

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

        The Company's most significant cash flow requirement is the origination of receivables. The Company paid $29.2 million for Receivables Held for Investment for the three months ended July 31, 2003 and $24.1 million in the comparable 2002 period.

        The Company funds loan origination through a combination of two warehouse credit facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, not to exceed $75 million. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source up to $150 million. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued term notes. Substantially all of the Company's receivables are pledged to collateralize these credit facilities and term notes.

        The Company's most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $20.2 million for the three months ended July 31, 2003 and $21.1 million in 2002. Such cash flow funds repayment of amounts borrowed under the Company's credit facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the three months ended July 31, 2003, the Company required net cash of $6.7 million as the receivable purchases exceeded portfolio collections. During the three months ended July 31, 2002, the Company's collections on Receivables Held for Investment exceeded cash required to purchase Receivables Held for Investment by $1 million. The Company has relied on borrowed funds to provide cash flow in periods of growth. As of July 31, 2003, the Company has $68.6 million of available capacity in the warehouse credit facilities to fund future growth.

        In addition to the excess cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the credit facilities. Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio. Excess cash flows and servicing fees are received after month end but relate to the prior month activity. Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations. At July 31, 2003 and 2002, the Company's unencumbered cash was $2,331,800 and $727,611, respectively. Excess cash and servicing fees collected after month end but related to the prior month activity totaled $2,328,917 and $1,652,387 as of July 31, 2003 and 2002, respectively. The increase in available cash is primarily due to an increasing managed portfolio's effect on excess cash and servicing fees. Management believes the unencumbered cash and cash inflows are adequate to fund cash requirements for operations.

        Capitalization.    The Company has financed its acquisition of receivables primarily through its credit facilities since 1992. The Company's equity was not a significant factor in its capitalization until the completion of the Company's initial public offering of common stock in October 1995, resulting in net proceeds of $18.5 million. The Company expects to continue to rely primarily on its credit facilities and the issuance of secured term notes to acquire and retain receivables. The Company believes its existing credit facilities have adequate capacity to fund the increase of its receivables portfolio expected in the foreseeable future. While the Company has no reason to believe that these facilities will not continue to be available, their termination could have a material adverse effect on the Company's operations if substitute financing on comparable terms was not obtained.

        Financing Arrangements.    The Company finances its loan origination through two warehouse credit facilities. The Company's credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes ("Term Notes") secured by discrete pools of receivables. Proceeds from the two note issuances were used to repay outstanding borrowings under the Company's credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company's secured borrowings, including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.5% and 5.4% for the fiscal years ending July 31, 2003 and 2002, respectively.

Warehouse Facilities as of July 31, 2003

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate at July 31, 2003 (1)
FIARC	$150,000,000	$89,471,054	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	2.56%
FIRC	$75,000,000	$66,905,000	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	2.33%

(1)
Inclusive of the effect of interest rate swaps, fees and insurance.

Warehouse Facilities—Credit Enhancement as of July 31, 2003

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

        The premiums that the Company paid during fiscal year 2003 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 3.9 percent of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2001, 2002 and 2003 were $3,413,186, $2,382,031 and $4,141,328, respectively, and accounted for 3.0 percent, 3.1 percent and 3.8 percent of the aggregate principal balance of the receivables acquired during such respective periods.

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

        The result of the foregoing reinsurance structure is that National Union, as the "fronting" insurer under the captive arrangement, is unconditionally obligated to the Company's credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary and through subsidizing guarantees of the Insurance Subsidiary's obligations, is obligated to indemnify National Union for all such losses. As of July 31, 2003, the Insurance Subsidiary had capital and surplus of $1,927,562 and unencumbered cash reserves of $1,943,021 in addition to the $3,234,794 trust account.

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

        FIARC—Credit Enhancement for the FIARC warehouse facility is provided to the commercial paper investors by a cash reserve account equal to 1% of the receivables held by FIARC and, additionally, a surety bond issued by MBIA. The Company is not a guarantor of, or otherwise a party to, such commercial paper.

Warehouse Facilities—Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	December 4, 2003	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 4, 2003 but capacity is reduced to $50,000,000 on October 31, 2003	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

        Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed.

        The following table contains pertinent information on the Term Notes as of July 31, 2003.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$75,870,842	3.46%

        Term Notes—On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A ("2002 Auto Trust") completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes ("2002-A Term Notes"). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes which were retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan origination; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008. The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivable pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision. Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivable pool. As of April 30, 2003 and July 31, 2003, the outstanding principal balances on the 2002-A Term Notes were $87,358,847 and $75,870,842, respectively.

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

        On August 8, 2000, the Company entered into an agreement with Wachovia Securities to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition serves as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, serves as the limited partner with a 30 percent interest in the partnership (the "Partnership"). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC's commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC's commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The outstanding balance of the Class A Notes was $2,235,524 at July 31, 2002. The Class B Notes were paid in full on September 15, 2000. After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests. During the nine months ended January 31, 2002, $866,583 was distributed to the limited partner. Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal thus no further partnership distributions were paid until the Class A Notes were retired. On February 20, 2003, the Class A Notes were fully paid and all excess cash flows are paid to the partners. The amount of the partners' cash flow will vary depending on the timing and amount of cash flows from the assets. For the three months ended July 31, 2003, $144,640 was distributed to the limited partner. The Company is accounting for Wachovia Securities' limited partnership interest in the Partnership as a minority interest.

        Working Capital Facility.    On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million. The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly. The term loan tranche of this working capital facility is amortized using distributions on the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company's other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company's warehouse credit facilities, the acquisition facility and the existing and future term note facilities. Pricing under the facility is based on the LIBOR rate plus 1.5% plus another 1.5% on the facility limit. On December 5, 2002, the maturity of the facility was extended to December 4, 2003. Under the terms of the renewal, the interest rate was increased to LIBOR plus 2.25%. In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing. This amortization schedule will continue until the term loan tranche is repaid, leaving the remaining facility consisting of the $9 million revolving tranche. In the event that the facility is not renewed at maturity, residual cash flows from the various receivables financing transactions will be applied to amortize the debt over the remaining life of the underlying receivables. At April 30, 2003 and July 31, 2003, there was $8,714,518 and $7,845,957, respectively, outstanding under this facility.

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

        Shareholder Loans—On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company's common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10 percent per annum. The facility is unsecured and expressly subordinated to the Company's senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. There was $746,280 outstanding under this facility for the periods ended April 30, 2003 and July 31, 2003.

        Loan Covenants.    The documentation governing the Company's credit facilities and Term Notes contains numerous covenants relating to the Company's business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any covenants governing these financing arrangements at July 31, 2003.

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

        On September 27, 2000, the Company entered into a swap under which the Company would pay a fixed rate of 6.30 percent and receive the prevailing one month LIBOR rate plus 0.505 percent on a notional amount of $100 million. Under the terms of the swap, the counterparty had the option of extending the swap for an additional three years to mature on April 15, 2004 at a fixed rate of 6.42 percent. On April 15, 2001, the counterparty exercised its extension option.

        On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004. Under the terms of these swaps, the Company will pay a floating rate based on one month LIBOR and receive a fixed rate of 5.025 percent. Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed swap created by rapidly declining market interest rates. In connection with the decision to enter into the $100 million floating rate swap, the Company elected to change the designation of the $100 million fixed rate swap from a cash flow hedge and not account for the instrument as a hedge under SFAS No. 133. As a result, the change in fair value of the swaps is reflected in net earnings for the period subsequent to May 31, 2001.

        During the three months ended July 31, 2003 and as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net earnings. Hedge accounting was not adopted for these positions due to mark-to-market movements being deemed ineffective since they relate to time value and would be required to flow through net earnings thus eliminating any benefits of hedge accounting.

Delinquency and Credit Loss Experience

        The Company's results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,427,122 as of July 31, 2003 and $2,397,216 as of April 30, 2003 as a percentage of the Receivables Held for Investment of $227,982,375 as of July 31, 2003 and $226,362,218 as of April 30, 2003 was 1.1% at July 31, 2003 and April 30, 2003.

        With respect to Receivables Acquired for Investment, the Company has established a nonaccretable loss reserve to cover expected losses over the remaining life of the receivables. As of July 31, 2003 and April 30, 2003, the nonaccretable loss reserve as a percentage of Receivables Acquired for Investment was 4% and 7%, respectively. The nonaccretable portion represents the excess of a loan's scheduled contractual principal and interest payments over its expected cash flows.

        The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

        The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. Until March 1994, such insurance absorbed substantially all credit losses. In April 1994, the Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables acquired in March 1994 and thereafter. In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $3,391,963 and $2,368,550 have been recorded for the three months ended July 31, 2003 and July 31, 2002, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company's captive insurance subsidiary.

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

        The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

	As of or for the Three Months Ended July 31,
	2002		2003
	Number	Amount	Number	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30-59 days	196	$2,409	321	$2,926
60-89 days	136	1,668	113	1,088
90 days or more	348	3,811	376	3,709

Total delinquencies	680	$7,888	810	$7,723
Total delinquencies as a percentage of outstanding receivables	3.7%	3.7%	4.4%	3.4%
Net charge-offs as a percentage of average receivables outstanding during the Period (2)		4.5%		5.9%

(1)
Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

(2)
The percentages have been annualized and are not necessarily indicative of the results for a full year.

        The decrease in the delinquency rate measured by dollar balance outstanding is primarily due to (i) improved performance of loans which have been outstanding for two years or less which typically have a higher outstanding balance; and (ii) an increased collections focus on higher outstanding balance which typically incur a higher loss severity. The increase in the delinquency rate measured by number of accounts is primarily due to (i) continued economic weakness and the impact of a further aging of the Company's portfolio which typically causes average balances to decline; (ii) an increase in 90+ day accounts which generally have lower balances; and (iii) a shifting of collection focus to higher balance delinquent accounts which typically incur a higher loss severity.

        As of July 31, 2003, there were 712 accounts totaling $6,940,863 that were in bankruptcy status and were more than 30 days past due. As of July 31, 2002, there were 595 accounts totaling $6,596,801 that were in bankruptcy status and were more than 30 days past due. As of July 31, 2003 and July 31, 2002, 88% and 86%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

        The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company's portfolio of Receivables Acquired for Investment was 48.4%, or 121 accounts, and 41.5%, or 194 accounts, as of July 31, 2003 and April 30, 2003, respectively. Delinquencies are increasing principally due to the aging of the portfolio and relatively small number of loans remaining in these portfolios. The loans that are remaining have higher delinquencies and this trend is expected to continue until all loans are collected.

New Accounting Pronouncements

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

Forward Looking Information

        Statements and financial discussion and analysis included in this report that are not historical are considered to be forward-looking in nature. Forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from anticipated results. Specific factors that could cause such differences include unexpected fluctuations in market interest rates, changes in economic conditions, changes in the competition for loans, or the inability to renew or obtain financing. Further information concerning risks and uncertainties is included in this report and the company's other reports filed with the Securities and Exchange Commission.

        The Company believes the factors discussed in its reports are important factors that could cause actual results to differ materially from those expressed in any forward looking statement made herein or elsewhere by the Company or on its behalf. The factors listed are not necessarily all of the important factors. Unpredictable or unknown factors not discussed could also have material adverse effects on actual results. The Company does not intend to update its description of important factors each time a potential important factor arises. The Company advises its stockholders that they should: (1) be aware that important factors not described herein could affect the accuracy of our forward looking statements, and (2) use caution and common sense when analyzing our forward looking statements in this document or elsewhere. All of such forward looking statements are qualified in their entirety by this cautionary statement.

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

        As of July 31, 2003, the Company had $164.2 million of floating rate debt outstanding. For every 1% increase in commercial paper or LIBOR, annual after-tax earnings would decrease by approximately $1.0 million, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. The impact of an increase in commercial paper or LIBOR will be mitigated, however, by certain interest rate caps purchased in connection with the FIARC warehouse facility which will limit the maximum LIBOR rate paid by the Company to 6.5% on $84.3 million of floating rate debt as of July 31, 2003. As of July 31, 2002, the Company had $63.7 million of floating rate debt outstanding. For every 1% increase in commercial paper or LIBOR, annual after-tax earnings would decrease by approximately $404,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. The impact of an increase in commercial paper or LIBOR will be mitigated, however, by certain interest rate caps purchased in connection with the FIARC warehouse facility which would have limited the maximum LIBOR rate paid by the Company to 6.5% on $9.1 million of floating rate debt as of July 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in our internal controls over financial reporting that occurred during the three months ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Filed with this 10-Q

(b)
Reports on Form 8-K

        Form 8-K filed July 14, 2003, press release announcing fiscal year end April 30, 2003 financial results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc. (Registrant)
Date: September 12, 2003	By:	/s/ TOMMY A. MOORE, JR. Tommy A. Moore, Jr. President and Chief Executive Officer
Date: September 12, 2003	By:	/s/ BENNIE H. DUCK Bennie H. Duck Secretary, Treasurer and Chief Financial Officer