Form 10-Q
period 2003-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2003-12-12
CIK 948034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At December 12, 2003
Common Stock-$.001 Par Value	5,005,269

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

OCTOBER 31, 2003

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — APRIL 30, 2003 AND OCTOBER 31, 2003

	April 30, 2003	October 31, 2003
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$228,989,162	$225,702,804
Receivables Acquired for Investment, net	2,704,247	1,921,036
Cash and Short-Term Investments, including restricted cash of $19,302,651 and $17,783,678	21,920,331	20,367,303
Accrued Interest Receivable	3,381,394	3,150,084
Assets Held for Sale	1,303,393	1,339,485
Other Assets:
Funds held under reinsurance agreement	3,993,341	5,417,792
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,508,798 and $5,127,826	5,594,948	4,975,511
Current income taxes receivable	1,004,231	—
Interest rate derivative positions	4,105,307	2,333,811
Total assets	$272,996,354	$265,207,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$141,944,521	$161,462,606
Term Notes	87,358,847	63,694,232
Working capital facility	8,714,518	7,011,631
Other borrowings	746,280	746,280
Other Liabilities:
Accounts payable and accrued liabilities	1,709,208	1,855,986
Current income taxes payable	—	2,090
Deferred income taxes payable	49,593	510,556
Interest rate derivative positions	5,248,080	2,659,518
Total liabilities	245,771,047	237,942,899

Commitments and Contingencies	—	—
Minority Interest	732,023	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 shares issued; 5,026,269 outstanding at April 30, 2003 and 5,005,269 outstanding at October 31, 2003	5,567	5,567
Additional paid-in capital	18,678,675	18,678,675
Retained earnings	10,481,696	10,889,580
Accumulated other comprehensive loss – unrealized derivative (losses), net of taxes	(896,789)	(448,400)
Less, treasury stock, at cost, 540,400 and 561,400 shares	(1,775,865)	(1,860,495)
Total shareholders’ equity	26,493,284	27,264,927
Total liabilities and shareholders’ equity	$272,996,354	$265,207,826

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended October 31, 2002 and 2003

(Unaudited)

For the Three Months Ended October 31,

For the Six Months Ended October 31,

	2002	2003	2002	2003

Interest Income	$8,145,189	$7,923,929	$16,656,526	$15,994,365
Interest Expense	2,693,481	1,889,442	5,575,569	3,907,413
Net interest income	5,451,708	6,034,487	11,080,957	12,086,952
Provision for Credit Losses	2,270,000	3,269,741	4,638,550	6,661,704
Net Interest Income After Provision for Credit Losses	3,181,708	2,764,746	6,442,407	5,425,248
Other Income:
Late fees and other	350,292	904,610	682,430	1,579,318
Servicing Income	—	1,223,605	—	2,498,238
Unrealized loss on interest rate derivative positions	(85,282)	(149,066)	(122,438)	(6,309)
Total other income	265,010	1,979,149	559,992	4,071,247
Operating Expenses:
Salaries and benefits	1,789,993	2,186,774	3,638,833	4,422,067
Other interest expense	178,107	120,728	340,154	249,868
Other	1,376,961	2,142,900	2,593,375	4,193,652
Total operating expenses	3,345,061	4,450,402	6,572,362	8,865,587
Income Before Provision for Income Taxes and Minority Interest	101,657	293,493	430,037	630,908
Provision (Benefit) for Income Taxes:
Current	181,966	33,528	(28,564)	31,226
Deferred	(155,449)	74,423	137,676	203,227
Total provision for income taxes	26,517	107,951	109,112	234,453
Minority Interest	29,009	(2,263)	131,100	(11,429)
Net Income	$46,131	$187,805	$189,825	$407,884

Basic and Diluted Net Income per Common Share	$0.01	$0.04	$0.04	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

For the Six Months Ended October 31, 2003

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Total
Balance at April 30, 2003	$5,567	$18,678,675	$10,481,696	$(1,775,865)	$(896,789)	$26,493,284
Comprehensive income:
Net income	—	—	407,884	—	—	407,884
Reclassification into earnings, net of taxes of $257,736	—	—	—	—	448,389	448,389
Comprehensive income	—	—	—	—	—	856,273
Treasury stock purchases	—	—	—	(84,630)	—	(84,630)
Balance at October 31, 2003	$5,567	$18,678,675	$10,889,580	$(1,860,495)	$(448,400)	$27,264,927

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2002 and 2003

(Unaudited)

	2002	2003

Cash Flows From Operating Activities:
Net income	$189,825	$407,884
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	1,908,358	1,860,309
Provision for credit losses	4,638,550	6,661,704
Minority Interest	131,100	(11,429)
(Increase) decrease in:
Restricted cash	2,118,538	1,518,973
Accrued interest receivable	3,415	231,310
Funds held under reinsurance agreement	(42,254)	(1,424,452)
Deferred financing costs and other assets	20,606	(60,279)
Deferred income taxes receivable	(85,271)	—
Current income tax receivable	431,797	1,004,231
Interest rate derivative positions	(1,547,699)	2,219,885
Increase (decrease) in:
Accounts payable and accrued liabilities	(400,143)	146,780
Current income taxes payable	—	2,090
Deferred income taxes payable	—	460,963
Interest rate derivative positions	1,187,239	(2,588,562)
Net cash provided by operating activities	8,554,061	10,429,407
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(46,293,981)	(51,743,888)
Origination of Receivables Acquired for Investment	—	(328,787)
Origination of Investment	—	(3,068)
Principal payments from Receivables Held for Investment	40,537,738	43,639,170
Principal payments from Receivables Acquired for Investment	3,998,464	391,404
Payments received on Assets Held for Sale	3,443,007	3,562,219
Purchase of furniture and equipment	(117,207)	(46,465)
Net cash provided by (used in) investing activities	1,568,021	(4,529,415)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	73,567,506	89,171,068
Other borrowings	1,221,280	—
Principal payments made on—
Warehouse credit facilities	(35,944,836)	(69,652,984)
Term Notes	(44,304,577)	(23,664,614)
Acquisition term facility	(2,667,973)	—
Working capital facility	(1,291,319)	(1,702,887)
Treasury stock purchased	(1,260,865)	(84,630)
Net cash provided by (used in) financing activities	(10,680,784)	(5,934,047)
Increase (Decrease) in Cash and Short-Term Investments	(558,702)	(34,055)
Cash and Short-Term Investments at Beginning of Period	585,727	2,617,680
Cash and Short-Term Investments at End of Period	$27,025	$2,583,625
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$5,294,926	$3,654,656
Income taxes	4,643	3,658

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003

1.     The Company

Organization. First Investors Financial Services Group, Inc. (First Investors) together with its wholly-owned and majority-owned subsidiaries (collectively referred to as the Company) is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of October 31, 2003, approximately 28 percent of Receivables Held for Investment were originated in Texas. The Company currently operates in 27 states.

On October 2, 1998, the Company acquired First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC performs the servicing and collection functions for the portfolio of receivables under management, which totaled $571 million as of October 31, 2003.

On August 8, 2000, the Company entered into a partnership agreement whereby a subsidiary of the Company is the general partner owning 70 percent of the partnership interests and First Union Investors, Inc. serves as the limited partner and owns 30 percent of the partnership interests.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc.  The Partnership consists primarily of a portfolio of loans previously owned or securitized by FISC and certain other financial assets including charged-off accounts owned by FISC.

On December 24, 2002, the Company purchased a 40% ownership in common stock  and an investment in the junior mezzanine debt of First Auto Receivables Corporation (“FARC”).  FARC purchased an approximately $197.5 million portfolio of installment loan receivables from a subsidiary of Union Acceptance Corporation.  FISC performs ongoing servicing and collection activities on the portfolio.

 On March 19, 2003, FISC entered into a servicing agreement with an unrelated third party to service an approximately $300 million portfolio of installment loan receivables purchased from a subsidiary of Union Acceptance Corporation.

2.     Interim Financial Information

Basis of Presentation. The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of October 31, 2003, and the results of its operations for the six months ended October 31, 2002 and 2003, and its cash flows for the six months ended October 31, 2002 and 2003.

The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K filed July 18, 2003.

Treasury Stock.   On December 14, 2001, the Board of Directors authorized the Company to repurchase up to 5% of the Company’s outstanding common stock.  Repurchases of 170,000, 370,400 and 21,000 shares with an average price of $3.03, $3.40 and $4.03 respectively, occurred during the quarters ended January 31, 2002, July 31, 2002 and July 31, 2003, respectively. There has been no other repurchase activity.

Receivables Held for Investment.  The Company accrues interest income monthly using the effective interest method. Interest income also includes additional amounts received upon early payoffs of certain receivables attributable to the difference between the principal balance of the receivables calculated using the Rule of 78’s method and the principal balance of the receivables calculated using the effective interest method. When a receivable becomes 90 days past due, the income accrual is suspended until the payments become current. When a loan is charged off or the collateral is repossessed, the remaining income accrual is written off.

Receivables Acquired for Investment.  In connection with loans that were acquired in a portfolio purchase by the Partnership, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan’s scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan’s expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows, the Company determined that the timing of collections on these assets are much more unpredictable than contractual cash flows from non-defaulted receivables, therefore during the quarter ended October 31, 2003 the Company followed the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, and account for these assets utilizing the cost-recovery method.  Under this method, cash proceeds from collections are applied to first reduce the company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received.

Other Income.  Servicing income is accrued as services are rendered. Other income includes late charge fees and is recognized as collected.

Allowance for Credit Losses.  For receivables financed under the FIRC credit facility, the Company purchases credit enhancement insurance from third-party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure the credit enhancement insurance coverage. The credit enhancement insurance coverage for all receivables is reinsured by FIIC.  All originations recorded by the Company are covered by credit enhancement insurance while pledged as collateral for the FIRC credit facility. Once receivables are transferred to the FIARC commercial paper facility, credit enhancement insurance is cancelled. In addition, no default insurance is purchased for core receivables originated and financed under the FIACC commercial paper facility. Accordingly, the Company is exposed to credit losses for all receivables and provides an allowance for such losses.

The Company initiates efforts to make customer contact when the customer is three days past due and becomes more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is repossessed.  Generally this occurs at 90 to 120 days past due.   Upon repossession, impairment is recorded to write off Receivables Held for Investment and related accrued interest.  The fair value of the receivable is recorded as an Assets Held for Sale.  Fair value is determined by estimating the proceeds of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses.   After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the true proceeds received.   In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

The Company calculates the allowance for credit losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies.  SFAS 114, Accounting for Creditors for Impairment of a Loan does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology utilized is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by estimated loss per loan, which is estimated using historical information.   The computed reserve is then compared to the amount recorded for adequacy.  The Company compares the six-month result to prior six-month periods to compare trends and evaluate any other internal or external factors that may affect collectibility. The allowance for credit losses is based on estimates and qualitative evaluations and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in income in the period they become known.

Stock-Based Compensation.  The Company has an employee stock option plan and a non-employee director stock option plan, which are described more fully in Note 9.  The Company applies APB Opinion No. 25,
Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123, Accounting for Stock-Based Compensation (with assumptions described in Note 9), to its stock option plans.

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2002	2003	2002	2003
Net Income, as reported	$46,131	$187,805	$189,825	$407,884

Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	28,094	36,190	46,651	46,694
Pro Forma Net Income	$18,037	$151,615	$143,174	$361,190

Basic and Diluted Net Income per Common Share, as reported	$0.01	$0.04	$0.04	$0.08
Basic and Diluted Net Income per Common Share, pro forma	$0.00	$0.03	$0.03	$0.07

3.     Receivables Held for Investment

Receivables Held for Investment net, consisted of the following:

	April 30, 2003	October 31, 2003
Receivables	$226,362,218	$222,978,270
Unamortized premium and deferred fees	5,024,160	5,088,104
Allowance for credit losses	(2,397,216)	(2,363,570)
Net receivables	$228,989,162	$225,702,804

Activity in the allowance for credit losses was as follows:

	For the Six Months Ended October 31,
	2002	2003
Balance, beginning of period	$2,338,625	$2,397,216
Provision for credit losses	4,638,550	6,661,704
Charge-offs, net of recoveries	(4,757,305)	(6,695,350)
Balance, end of period	$2,219,870	$2,363,570

4.     Receivables Acquired for Investment

Receivables Acquired for Investment is comprised of loans previously originated by Auto Lenders Acceptance Corporation and other third parties.  Loans originated by Auto Lenders Acceptance Corporation include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through the FIACC credit facility.  Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were purchased at a discount relating to credit quality.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of these remaining cash flows, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables, therefore under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, will account for Receivables Acquired for Investment going forward utilizing the cost-recovery method.  Under this method, cash proceeds from collections are applied to first reduce the company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were $2.7 million and $1.6 million as of April 30, 2003 and October 31, 2003, respectively.

On September 30, 2003 the Company purchased $9.4 million of defaulted auto loan receivables from an unrelated third party.  These loans are included in Receivables Acquired for Investment on the balance sheet as of October 31, 2003, in the amount of $328,787 and are accounted for using the cost-recovery method.  The Company may, from time to time, consider similar acquisitions in the future.

5.     Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. Proceeds from the two note issuances were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.3% and 5.1% for the three months ended and 3.4% and 5.3% for the six months ended October 31, 2003 and October 31, 2002, respectively.  On November 20, 2003, the Company issued $139.7 million in additional Term Notes secured by a discrete pool of receivables.  Proceeds from these notes were utilized to (i) pay-off all outstandings under the FIARC Facility; (ii) reduce the outstandings under the FIRC Facility; and (iii) provide an additional $30 million in fundings for additional receivables originations.

Warehouse Facilities as of October 31, 2003

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate at October 31, 2003
FIARC	$150,000,000	$96,787,606	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	1.86%
FIRC	$75,000,000	$64,675,000	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	3.02%

Warehouse Facilities - Credit Enhancement as of October 31, 2003

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly owned subsidiary of American International Group.

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

In April 1994, the Company organized First Investors Insurance Company (the “Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly- owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96 percent of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary.  In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of October 31, 2003, the Insurance Subsidiary had capital and surplus of $2,108,646 and unencumbered cash reserves of $2,426,237 in addition to the $3,241,554 trust account.

The ALPI coverage as well as the Insurance Subsidiary’s liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Subsidiary’s liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The Company believes the losses its Insurance Subsidiary will be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Subsidiary.

FIARC – Credit Enhancement for the FIARC warehouse facility is provided to the commercial paper investors by a cash reserve account equal to 1% of the receivables held by FIARC and, additionally, a surety bond issued by MBIA. The Company is not a guarantor of, or otherwise a party to, such commercial paper.

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	January 31, 2004	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 2, 2004. Capacity was reduced to $50 million on December 4, 2003.	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On October 31, 2003, the requirement that the FIRC facility be reduced from $75 million to $50 million was extended until December 4, 2003. On December 4, 2003, the FIRC facility was renewed at the $50 million commitment level until December 2, 2004 under substantially similar terms and conditions.  On November 20, 2003, the expiration date of the FIARC facility was extended to January 31, 2004 to allow additional time for the completion of final documentation and credit review by the lender.  There was no balance outstanding under the FIARC facility on November 20, 2003.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of October 31, 2003.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate

2002-A	January 29, 2002	$159,036,000	December 15, 2008	$63,694,232	3.46%

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision.  Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.  As of April 30, 2003 and October 31, 2003, the outstanding principal balances on the 2002-A Term Notes were $87,358,847 and $63,694,232 respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% percent Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which were previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% percent or $573,635 of the initial receivables pledged which will increase to 2 percent of the original receivables balance through excess cash flow and serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 2.58 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9 percent of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  Additional credit support is provided by the cash reserve account, which will equal 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision when fully funded.  Further enhancement is provided through an initial 3 percent overcollateralization which is required to be increased to 3.9 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

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

On August 8, 2000, the Company entered into an agreement with Wachovia Securities to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition served as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, served as the limited partner with a 30 percent interest in the partnership (the “Partnership”). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC’s commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC’s commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The Class B Notes were paid in full on September 15, 2000.  After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests.  Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal, thus no further partnership distributions were paid until the Class A Notes were retired.  On February 20, 2003, the Class A Notes were fully paid.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc and accordingly receive all excess cashflows.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility is evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  On December 4, 2003, the facility was extended to December 2, 2004.  Under the terms of the renewal, the interest rate was increased to LIBOR plus 2.25%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  This amortization schedule will continue until the term loan tranche is repaid, leaving the remaining facility consisting of the $9 million revolving tranche. At April 30, 2003 and October 31, 2003, there was $8,714,518 and $7,011,631, respectively, outstanding under this facility.

On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.

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

Shareholder Loans – On December 3, 2001 the Company entered into an agreement with one of its  shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10 percent per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. There was $746,280 outstanding under this facility as of April 30, 2003 and October 31, 2003.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any covenants governing these financing arrangements at October 31, 2003.

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

On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004.  Under the terms of these swaps, the Company will pay a floating rate based on one month LIBOR and receive a fixed rate of 5.025 percent.   Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed swap created by rapidly declining market interest rates.  In connection with the decision to enter into the $100 million floating rate swap, the Company elected to change the designation of the $100 million fixed rate swap from a cash flow hedge and not account for the instrument as a hedge under SFAS No. 133.   As a result, the change in fair value of the swaps is reflected in net income for periods subsequent to May 31, 2001.

During the six months ended October 31, 2003 and as a requirement of the FIARC commercial paper facility, the Company entered into ten interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstandings under the FIARC facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps.

6.     Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and six months ended October 31, 2002 and 2003, are as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2002	2003	2002	2003
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,026,269	5,005,269	5,181,753	5,014,514
Effect of dilutive stock options and warrants	3,582	82,596	1,901	64,917
Weighted average shares outstanding for diluted earnings per share	5,029,851	5,087,865	5,183,654	5,079,431

For the three months ended October 31, 2002 and 2003, the Company had 702,867 and 695,891 of stock options and stock warrants  which were not included in the computation of diluted earnings per share.  For the six months ended October 31, 2002 and 2003 the Company had 704,814 and 713,570 of stock options and stock warrants which were not included in the computation of diluted earnings per share.  These  were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.  As discussed in the proxy statement on August 5, 2002, the number of shares of common stock available for issuance under the 1995 Employee Stock Option plan was increased to 500,000 shares.  Under the plan, 72,500 options were granted on September 11, 2002,  2,500 options were granted May 5, 2003 and 55,000 options were granted on September 10, 2003.  Additionally, the 2002 Non-employee Director Stock Option plan was established with a total of 500,000 shares of common stock available for issuance.  Under the plan, 100,000 options were granted on July 15, 2002 and 120,000 options were granted July 15, 2003.

7.     Investment in First Auto Receivables Corporation

On December 24, 2002, the Company invested $475,061 for a 40% ownership in common stock in First Auto Receivables Corporation (“FARC”) and $712,591 for junior mezzanine debt of FARC.  FARC purchased a $197.5 million automobile loan portfolio from UAFC-2 Corporation, a subsidiary of Union Acceptance Corporation, with proceeds from $186 million in senior bridge debt, $8.9 million of senior mezzanine debt, $1.8 million of junior mezzanine debt and $1.2 million of equity.   The bridge debt interest rate is LIBOR plus 1%, the senior mezzanine interest rate is 22.5% and the junior mezzanine interest rate is 25%.

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  For the six months ended October 31, 2003, the Company recognized $710,439 of servicing income, $106,285 of interest income and $544,483 of equity in earnings of FARC.  Equity in earnings of FARC and interest income from junior mezzanine debt is included in Late Fees and Other Income on the income statement.  The equity investment in FARC and junior mezzanine debt plus accrued interest are included in Deferred Financing Costs and Other Assets on the balance sheet.

8.     New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”).  Variable interest entities will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity.  FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to the Company as of the beginning of the applicable interim or annual period.  The Company does not anticipate FIN 46 will have a material effect on its financial statements.

9.     Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a par value of $1.00.  As of October 31, 2003, no shares have been issued.

Employee Stock Option Plan.  In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100 percent of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50 percent of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  A total of 500,000 shares of common stock are available for issuance.  Option types will be automatic and discretionary. In September 2002 the Company approved an automatic grant of 20,000 shares, 100,000 shares in total, for each non-employee director.  Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Financial Reporting Release No. 60, which was issued by the Securities and Exchange Commission (“SEC”), requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the consolidated financial statements includes a summary of the significant accounting policies and methods in preparation of the Company’s consolidated financial statements.

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

Receivables Held for Investment.  The Company accrues interest income monthly using the effective interest method. Interest income also includes additional amounts received upon early payoffs of certain receivables attributable to the difference between the principal balance of the receivables calculated using the Rule of 78’s method and the principal balance of the receivables calculated using the effective interest method. When a receivable becomes 90 days past due, the income accrual is suspended until the payments become current. When a loan is charged off or the collateral is repossessed, the remaining income accrual is written off.

Receivables Acquired for Investment.  In connection with loans that were acquired in a portfolio purchase by the Partnership, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan’s scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan’s expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows, the Company determined that the timing of collections on these assets are much more unpredictable than contractual cash flows from non-defaulted receivables, therefore during the quarter ended October 31, 2003 the Company followed the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, and account for these assets utilizing the cost-recovery method.  Under this method, cash proceeds from collections are applied to first reduce the company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received.

Other Income.  Servicing income is accrued as services are rendered. Other income includes late charge fees and is recognized as collected.

Allowance for Credit Losses.  For receivables financed under the FIRC credit facility, the Company purchases credit enhancement insurance from third-party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure the credit enhancement insurance coverage. The credit enhancement insurance coverage for all receivables is reinsured by FIIC.  All originations recorded by the Company are covered by credit enhancement insurance while pledged as collateral for the FIRC credit facility. Once receivables are transferred to the FIARC commercial paper facility, credit enhancement insurance is cancelled. In addition, no default insurance is purchased for core receivables originated and financed under the FIACC commercial paper facility. Accordingly, the Company is exposed to credit losses for all receivables and provides an allowance for such losses.

The Company initiates efforts to make customer contact when the customer is three days past due and become more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is repossessed.  Generally this occurs at 90 to 120 days past due.   Upon repossession, impairment is recorded to

write off Receivables Held for Investment and related accrued interest.  The fair value of the receivable is recorded as an Assets Held for Sale.  Fair value is determined by estimating the proceeds of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses.   After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the true proceeds received.   In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

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

Derivatives.  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133.

As of May 1, 2001 the Company designated its interest rate swaps and an interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133.  Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders’ equity through other accumulated comprehensive income (loss).  In connection with the decision to enter into the $100 million floating rate swap on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133.   As a result, the change in fair value of the swaps is reflected in net income for the period subsequent to May 31, 2001.  The interest rate caps entered into as a requirement of the FIARC commercial paper facility are not designated as hedges and, accordingly, changes in the fair value are recorded as unrealized gains or losses and reflected in net income.

Stock-Based Compensation.  The Company has an employee stock option plan and a non-employee director stock option plan. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans.

General

Net income for the three months ended October 31, 2003 was $187,805 compared to $46,131 for the three months ended October 31, 2002.  Net income for the six months ended October 31, 2003 was $407,884 compared to $189,825 for the six months ended October 31, 2002.  Earnings per common share were $0.08 and $0.04 for the six months ended October 31, 2003 and October 31, 2002, respectively.

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the Six Months Ended October 31,
	2002	2003
Receivables Held for Investment:
Number	17,801	17,866
Principal balance	$209,431	$222,978
Average principal balance of receivables outstanding during the six-month period	$211,109	$226,395
Average principal balance of receivables outstanding during the three-month period	$210,027	$225,452
Receivables Acquired for Investment:
Number	1,393	116
Principal balance	$3,850	$212
Other Servicing:
Number	—	21,923
Principal balance	—	$347,456
Total Managed Receivables Portfolio:
Number	19,194	39,905
Principal balance	$213,281	$570,647

Net Interest Income

The following tables summarize the Company’s net interest income (dollars in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
Interest income (1):
Receivables Held for Investment	$8,033	7,924	$16,176	$16,003
Receivables Acquired for Investment and Investment in Trust Certificates (2)	112	—	481	(9)
	8,145	7,924	16,657	15,994
Interest expense:
Receivables Held for Investment (3)	2,690	1,890	5,548	3,907
Receivables Acquired for Investment and Investment in Trust Certificates	3	—	28	—
	2,693	1,890	5,576	3,907
Net interest income	$5,452	$6,034	$11,081	$12,087

(1)           Amounts shown are net of amortization of premium and deferred fees.

(2)           Amounts shown for the three and six months ended October 31, 2002 reflect $33 and $136, respectively, in net interest income related to minority interest.

(3)           Includes facility fees and fees on the unused portion of the credit facilities.

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
Receivables Held for Investment:
Effective yield on Receivables Held for investment (1)	15.3%	14.0%	15.3%	14.1%
Average cost of debt (2)	5.1%	3.3%	5.3%	3.4%
Net interest spread (3)	10.2%	10.8%	10.0%	10.7%
Net interest margin (4)	10.2%	10.7%	10.1%	10.7%

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

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income increased 10.7% for the three months ended October 31, 2003 to $6.0 million from $5.4 million for the three months ended October 31, 2002.  Net interest income increased 9% for the six months ended October 31, 2003 to $12.1 million from $11.1 million for the six months ended October 31, 2002.

Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

	Three Months Ended October 31, 2002 to 2003			Six Months Ended October 31, 2002 to 2003
	Increase (Decrease) Due to Change in		Total Net Increase (Decrease)	Increase (Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Principal Amount	Average Rate		Average Principal Amount	Average Rate

Receivables Held for Investment:
Interest income	$590	$(699)	$(109)	$1,171	$(1,344)	$(173)
Interest expense	250	(1,051)	(801)	520	(2,159)	(1,640)
Net interest income	$340	$352	$692	$651	$815	$1,467

Results of Operations

Three Months and Six Months Ended October 31, 2003 and 2002 (dollars in thousands)

Interest Income. Interest income for the 2003 periods decreased to $7,924 and $15,994 compared with $8,145 and $16,657 for the comparable periods in 2002. Interest income on Receivables Held for Investment decreased 1% in 2003 compared to their respective periods in 2002. This is due to a reduction of 124 basis points, or an 8% decrease, in the yield on the Receivables Held for Investment for the three-month period and 119 basis points, or an 8% decrease, in the yield for the six-month period ended October 31, 2003 compared to the same period for 2002 offset by a 7% increase in average portfolio outstanding. Interest income on Receivables Acquired for Investment decreased by 100% for the comparable three-month period and 100% for the comparable six-month period. The decreases are primarily attributable to a 94% reduction in the average principal balances of the Receivables Acquired for Investment for the comparable three-month and six-month periods.

Interest Expense. Interest expense in 2003 decreased for both the three-month and six-month periods to $1,890 and $3,907 as compared to $2,693 and $5,576 in 2002. Interest expense on Receivables Held for Investment decreased 30% for their respective periods.  The reduction is primarily due to a decrease of 184 and 188 basis points, or decrease of 36%, in the interest rate on the outstanding borrowings in the three-month and six-month period in 2003 compared to 2002.  This is offset by a 9% higher average debt outstanding for the three-months and six-months ended 2003 compared to 2002.

Net Interest Income. Net interest income increased to $6,034 and $12,087, an increase of 11% and 9% over the comparable three-month and six-month periods in 2002. The increases resulted primarily from lower cost of funds to finance the Receivables Held for Investment offset by lower yields on the Receivables Held for Investment.

Provision for Credit Losses. The provision for credit losses for 2003 increased to $3,270 and $6,662 as compared to $2,270 and $4,639 in 2002. The increase in provision for credit losses is primarily due to weakened economic conditions and the ability of customers to maintain comparable employment.  Additionally, recovery rates on repossessions have suffered due to decreasing prices and increased incentives for new vehicles which decreased the demand and price for used vehicles.  Additionally, the average portfolio balance for the 2003 periods is $15,300 greater than the average portfolio balances of the 2002 periods.  Net charge-offs for the three-month period ended October 31, 2003 increased to $3,333 from $2,370 in the prior year period.  Net charge-offs for the six-month period ended October 31, 2003 increased to $6,695 from $4,757 in the prior year period.

Servicing Income.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of First Auto Receivables Corporation (“FARC”).  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200 million of installment loan receivables.  Servicing income was $339 and $710 respectively, for the three-month and six-month period ending October 31, 2003.  On March 19, 2003 the Company entered into an agreement to provide loan servicing and collection activities on $276 million of installment loan receivables for unrelated third parties.  Servicing income was $884 and $1,788 respectively, for the three-month and six-month period ending October 31, 2003.

Late Fees and Other Income. Late fees and other income increased to $905 and $1,579 for the three-month and six-month period ended October 31, 2003, compared to $350 and $682 for the three-month and six-month periods ended October 31, 2002.  The increase is due to $296 and $544 for the three-month and six-month periods ended October 31, 2003, of income from the equity in the earnings of FARC.  Additionally, the utilization of our proprietary system for providing electronic payment services to our customers increased our fee income related to this service by $300 for the six months ended October 31, 2003 compared to the six months ended October 31, 2002.  Included in late fees and other income for the six months ended October 31, 2003 is $106 of interest income from junior mezzanine debt in FARC.

Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  A net unrealized loss of $149 and $6 for three months and six months ended October 31, 2003 is principally due to mark to market movements on interest rate caps required for the FIARC credit facility, offset by minor unrealized losses due to movements in the Company’s $100 million 6.42% pay fixed swap versus movements in the $100 million 5.025% pay floating swap.  These two derivatives will not directly offset over the remaining term due to interest rate fluctuations between periods.

Salaries and Benefit Expenses. Salaries and benefit costs increased to $2,187 and $4,422 for the three months and six months ended October 31, 2003, compared to $1,790 and $3,639 for the three months and six months ended October 31, 2002.  The increase is primarily due to higher benefits costs and higher salary expenses due to the increase in the managed portfolio from the addition of the FARC assets and the March 19, 2003 loan servicing agreement.

Other Interest Expense. Other interest expense in 2003 decreased to $121 for the three-month period and $250 for the six-month period as compared to $178 and $340, respectively, in 2002. The decrease was primarily due to a 31% reduction in the average outstanding borrowings on our working capital line for the three months ended October 31, 2003, compared to 2002 and a 29% reduction in the average outstanding borrowings on our working capital line for the six months ended October 31, 2003, compared to 2002.

Other Expenses. Other expenses increased to $2,143 and $4,194 for the three months and six months ended October 31, 2003 compared to $1,377 and $2,593 for the three months and six months ended October 31, 2002.  The increase is primarily attributable to the increase in managed portfolio and start up expenses associated with the Company’s direct lending business.  The Company’s managed portfolio as of October 31, 2003 totaled $571 million of installment loans compared to $213 million as of October 31, 2002.

Income Before Provision for Income Taxes and Minority Interest.  For the three months and six months ended October 31, 2003, income before provision for income taxes and minority interest increased to $293 and $631 respectively compared to $102 and $430 for the comparable prior year period. Favorable cost of funds and loan servicing income in the current periods are partially offset by a higher loss provision and operating expenses associated with third party servicing.

Liquidity and Capital Resources

Sources and Uses of Cash Flows.  The Company’s business requires significant cash flow to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire receivables from dealers and fund required reserve accounts, (ii) amounts necessary to fund premiums for credit enhancement insurance or other credit enhancement required by the Company’s financing programs, and (iii) amounts necessary to fund costs to retain receivables, primarily interest expense. The Company also requires a significant amount of cash flow for working capital to fund fixed operating expenses, primarily salaries and benefits.

The Company’s most significant cash flow requirement is the origination of receivables. The Company paid $22.5 million and $51.7 million for  Receivables Held for Investment for the three months and six months ended October 31, 2003 compared to $22.2 million and $46.3 million paid in the comparable 2002 period.

The Company funds loan origination through a combination of two warehouse credit facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, not to exceed $50 million.  Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source up to $150 million. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued term notes. Substantially all of the Company’s receivables are pledged to collateralize these credit facilities and term notes.

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $43.6 million for the six months ended October 31, 2003 and $40.5 million for the six months ended 2002.  Such cash flow funds repayment of amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the six months ended October 31, 2003, the Company required net cash of $8.1 million as the receivable originated exceeded portfolio collections.  During the six months ended October 31, 2002, the Company required net cash of $5.8 million as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of October 31, 2003, the Company had $63.5 million of available capacity in the warehouse credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the credit facilities.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.   At October 31, 2003 and 2002, the Company’s unencumbered cash was $2,583,625 and $27,025, respectively.  The increase in available cash is primarily due to an increase in the servicing fees from the managed portfolio.  Cash and servicing fees collected after month end, but related to the prior month activity totaled $2,434,079 and $2,331,085 as of October 31, 2003 and 2002, respectively. Management believes the unencumbered cash and cash inflows are adequate to fund cash requirements for operations.

Capitalization. The Company finances its origination of receivables primarily through its credit facilities.  The Company expects to continue to rely primarily on its credit facilities and the issuance of secured term notes to acquire and retain receivables. The Company believes its existing credit facilities have adequate capacity to fund the increase of its receivables portfolio expected in the foreseeable future. While the Company has no reason to believe that these facilities will not continue to be available, their termination could have a material adverse effect on the Company’s operations if substitute financing on comparable terms was not obtained.

Financing arrangements. The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2000 and January 2002, the Company issued $168 million and $159 million, respectively, in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. Proceeds from the two note issuances were used to repay outstanding borrowings under the various revolving credit facilities. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.3% and 5.1% for the three months ended and 3.4% and 5.3% for the six months ended October 31, 2003 and October 31, 2002, respectively.  On November 20, 2003, the Company issued $139.7 million in additional Term Notes secured by a discrete pool of receivables.  Proceeds from these notes were utilized to (i) pay-off all outstandings under the FIARC Facility; (ii) reduce the outstandings under the FIRC Facility; and (iii) provide an additional $30 million in fundings for additional receivables originations.

Warehouse Facilities as of October 31, 2003

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate at October 31, 2003
FIARC	$150,000,000	$96,787,606	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	1.86%
FIRC	$75,000,000	$64,675,000	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	3.02%

Warehouse Facilities – Credit Enhancement as of October 31, 2003

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly owned subsidiary of American International Group.

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

In April 1994, the Company organized First Investors Insurance Company (the “Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96 percent of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary.  In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.  The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of October 31, 2003, the Insurance Subsidiary had capital and surplus of $2,108,646 and unencumbered cash reserves of $2,426,237 in addition to the $3,241,554 trust account.

The ALPI coverage as well as the Insurance Subsidiary’s liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Subsidiary’s liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The Company believes the losses its Insurance Subsidiary will be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Subsidiary.

FIARC – Credit Enhancement for the FIARC warehouse facility is provided to the commercial paper investors by a cash reserve account equal to 1% of the receivables held by FIARC and, additionally, a surety bond issued by MBIA. The Company is not a guarantor of, or otherwise a party to, such commercial paper.

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	January 31, 2004	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 2, 2004. Capacity was reduced to $50 million on December 4, 2003.	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On October 31, 2003, the requirement that the FIRC facility be reduced from $75 million to $50 million was extended until December 4, 2003. On December 4, 2003, the FIRC facility was renewed at the $50 million commitment level until December 2, 2004 under substantially similar terms and conditions.  On November 20, 2003, the expiration date of the FIARC facility was extended to January 31, 2004 to allow additional time for the completion of final documentation and credit review by the lender.  There was no balance outstanding under the FIARC facility on November 20, 2003.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of October 31, 2003.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate

2002-A	January 29, 2002	$159,036,000	December 15, 2008	$63,694,232	3.46%

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  Additional credit support is provided by the cash reserve account, which equals 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision.  Further enhancement is provided through an initial 1 percent overcollateralization which is required to be increased to 3 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.  As of April 30, 2003 and October 31, 2003, the outstanding principal balances on the 2002-A Term Notes were $87,358,847 and $63,694,232 respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% percent Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which were previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% percent or $573,635 of the initial receivables pledged which will increase to 2 percent of the original receivables balance through excess cash flow and serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 2.58 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9 percent of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  Additional credit support is provided by the cash reserve account, which will equal 2 percent of the original balance of the receivables pool plus 2 percent of the original balance of receivables transferred under the pre-funding provision when fully funded.  Further enhancement is provided through an initial 3 percent overcollateralization which is required to be increased to 3.9 percent through excess monthly principal and interest collections. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.

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

On August 8, 2000, the Company entered into an agreement with Wachovia Securities to refinance the acquisition facility. Under the agreement, a partnership was created in which FIFS Acquisition served as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, served as the limited partner with a 30 percent interest in the partnership (the “Partnership”). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC’s commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC’s commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The Class B Notes were paid in full on September 15, 2000.  After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests.  Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal, thus no further partnership distributions were paid until the Class A Notes were retired.  On February 20, 2003, the Class A Notes were fully paid.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc and accordingly receive all excess cashflows.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility is evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  On December 4, 2003, the facility was extended to December 2, 2004.  Under the terms of the renewal, the interest rate was increased to LIBOR plus 2.25%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  This amortization schedule will continue until the term loan tranche is repaid, leaving the remaining facility consisting of the $9 million revolving tranche. At April 30, 2003 and October 31, 2003, there was $8,714,518 and $7,011,631, respectively, outstanding under this facility.

On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  The Company presently intends to seek a renewal of the working capital facility from its lender prior to maturity.  Should the facility not be renewed, the outstanding balance of the receivables would be amortized in accordance with the borrowing base.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.  If the facility is not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

Shareholder Loans – On December 3, 2001 the Company entered into an agreement with one of its  shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10 percent per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. There was $746,280 outstanding under this facility as of April 30, 2003 and October 31, 2003.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any covenants governing these financing arrangements at October 31, 2003.

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

On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004.  Under the terms of these swaps, the Company will pay a floating rate based on one month LIBOR and receive a fixed rate of 5.025 percent.   Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed swap created by rapidly declining market interest rates.  In connection with the decision to enter into the $100 million floating rate swap, the Company elected to change the designation of the $100 million fixed rate swap from a cash flow hedge and not account for the instrument as a hedge under SFAS No. 133.   As a result, the change in fair value of the swaps is reflected in net income for periods subsequent to May 31, 2001.

During the six months ended October 31, 2003 and as a requirement of the FIARC commercial paper facility, the Company entered into ten interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net earnings.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstandings under the FIARC Facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps as of October 31, 2003.

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,363,570 as of October 31, 2003 and $2,397,216 as of April 30, 2003 as a percentage of the Receivables Held for Investment of $222,978,270 as of October 31, 2003 and $226,362,218 as of April 30, 2003 was 1.1% at October 31, 2003 and 1.1% at April 30, 2003.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $6,661,704 and $4,638,550 have been recorded for the six months ended October 31, 2003 and October 31, 2002, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company’s captive insurance subsidiary.

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

The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

	As of or for the Six Months Ended October 31,
	2002		2003
	Number	Amount	Number	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 – 59 days	269	$3,176	274	$2,467
60 – 89 days	217	2,139	139	1,280
90 days or more	422	5,008	350	3,333
Total delinquencies	908	$10,323	763	$7,080
Total delinquencies as a percentage of outstanding receivables	5.1%	4.9%	4.3%	3.2%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		4.5%		5.9%

(1)           Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

(2)           The percentages have been annualized and are not necessarily indicative of the results for a full year.

The decrease in the delinquency rate measured by dollar balance outstanding is primarily due to (i) improved performance of loans which have been outstanding for two years or less which typically have a higher outstanding balance; and (ii) an increased collections focus on higher outstanding balance which typically incur a higher loss severity.  The decrease in delinquency rate measured by number outstanding is primarily due to the natural correlation that exists between dollars delinquent and number of accounts delinquent.

As of October 31, 2003, there were 514 accounts totaling $5,185,257 that were in bankruptcy status and were more than 30 days past due.  As of October 31, 2002, there were 444 accounts totaling $5,147,035 that were in bankruptcy status and were more than 30 days past due.  As of October 31, 2003 and October 31, 2002, 90% and 82%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

The total number of delinquent accounts (30 days or more) as a percentage of the number of outstanding receivables for the Company’s portfolio of Receivables Acquired for Investment was 41.5%, or 48 accounts, and 41.5%, or 194 accounts, as of October 31, 2003 and April 30, 2003, respectively.  Delinquencies are increasing principally due to the aging of the portfolio and relatively small number of loans remaining in these portfolios.  The loans that are remaining have higher delinquencies and this trend is expected to continue until all loans are collected.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”).  Variable interest entities will be required to be consolidated by their primary beneficiary.  The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity.  FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to the Company as of the beginning of the applicable interim or annual period. The Company does not anticipate FIN 46 will have a material effect on its financial statements.

Forward Looking Information

Statements and financial discussion and analysis included in this report that are not historical are considered to be forward-looking in nature. Forward-looking statements involve a number of risks and uncertainties that may cause actual results to differ materially from anticipated results. Specific factors that could cause such differences include unexpected fluctuations in market interest rates, changes in economic conditions, changes in the competition for loans, or the inability to renew or obtain financing. Further information concerning risks and uncertainties is included in this report and the company’s other reports filed with the Securities and Exchange Commission.

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

As of October 31, 2003, the Company had $168.5 million of floating rate debt outstanding. For every 1% increase in commercial paper or LIBOR, annual after-tax earnings would decrease by approximately $1.1 million, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. The impact of an increase in commercial paper or LIBOR will be mitigated, however, by certain interest rate caps purchased in connection with the FIARC warehouse facility which will limit the maximum LIBOR rate paid by the Company to 6.5% on $96.8 million of floating rate debt as of October 31, 2003. As of October 31, 2002, the Company had $51.3 million of floating rate debt outstanding. For every 1% increase in commercial paper or LIBOR, annual after-tax earnings would decrease by approximately $326,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. The impact of an increase in commercial paper or LIBOR will be mitigated, however, by certain interest rate caps purchased in connection with the FIARC warehouse facility which would have limited the maximum LIBOR rate paid by the Company to 6.5% on $26.4 million of floating rate debt as of October 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the six months ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1    Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Filed with this 10-Q

(b)   Reports on Form 8-K

Form 8-K filed Sept 10, 2003, press release announcing July 31, 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: December 12 , 2003	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: December 12, 2003	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer