Form 10-Q
period 2004-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2004-03-15
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At March 10, 2004
Common Stock-$.001 Par Value	5,000,269

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

JANUARY 31, 2004

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — APRIL 30, 2003 AND JANUARY 31, 2004

	April 30, 2003 (Audited)	January 31, 2004 (Unaudited)
ASSETS
Receivables Held for Investment, net	$228,989,162	$215,943,396
Receivables Acquired for Investment, net	2,704,247	1,476,380
Cash and Short-Term Investments, including restricted cash of $19,302,651 and $32,159,902	21,920,331	33,601,694
Accrued Interest Receivable	3,381,394	2,684,960
Assets Held for Sale	1,303,393	1,132,148
Other Assets:
Funds held under reinsurance agreement	3,993,341	5,000,766
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,508,798 and $5,516,524	5,594,948	6,478,250
Current income taxes receivable	1,004,231	42,190
Interest rate derivative positions	4,105,307	988,606
Total assets	$272,996,354	$267,348,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$141,944,521	$42,690,000
Term notes	87,358,847	186,254,914
Working capital facility	8,714,518	6,761,143
Other borrowings	746,280	746,280
Other Liabilities:
Accounts payable and accrued liabilities	1,709,208	1,670,870
Deferred income taxes payable	49,593	583,817
Interest rate derivative positions	5,248,080	1,340,736
Total liabilities	245,771,047	240,047,760

Commitments and Contingencies	—	—
Minority Interest	732,023	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 shares issued; 5,026,269 outstanding at April 30, 2003 and 5,000,269 outstanding at January 31, 2004	5,567	5,567
Additional paid-in capital	18,678,675	18,678,675
Retained earnings	10,481,696	10,722,088
Accumulated other comprehensive loss – unrealized derivative, net of taxes	(896,789)	(224,205)
Less, treasury stock, at cost, 540,400 and 566,400 shares	(1,775,865)	(1,881,495)
Total shareholders’ equity	26,493,284	27,300,630
Total liabilities and shareholders’ equity	$272,996,354	$267,348,390

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended January 31, 2003 and 2004

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2003	2004	2003	2004

Interest Income	$8,415,164	$7,499,053	$25,071,690	$23,493,418
Interest Expense	2,486,052	2,341,708	8,061,621	6,249,121
Net interest income	5,929,112	5,157,345	17,010,069	17,244,297
Provision for Credit Losses	2,814,888	3,324,302	7,453,438	9,986,006
Net Interest Income After Provision for Credit Losses	3,114,224	1,833,043	9,556,631	7,258,291
Other Income:
Servicing revenue	222,024	1,347,128	222,024	3,845,366
Late fees and other	296,704	321,654	809,323	1,170,658
Income from investment	145,078	273,612	145,078	818,095
Other interest income	57,311	198,948	227,122	384,779
Unrealized loss on interest rate derivative position	(40,482)	(26,923)	(162,920)	(33,232)
Total other income	680,635	2,114,419	1,240,627	6,185,666

Costs and Expenses:
Salaries and benefits	2,101,398	2,118,252	5,740,231	6,540,319
Operating expense	269,060	1,057,867	942,852	2,953,435
General and administrative	1,174,885	921,454	3,094,468	3,219,538
Other interest expense	157,743	113,611	497,897	363,479
Total costs and expenses	3,703,086	4,211,184	10,275,448	13,076,771
Income Before Provision for Income Taxes and Minority Interest	91,773	(263,722)	521,810	367,186
Provision (Benefit) for Income Taxes:
Current	36,092	(40,623)	7,528	(9,397)
Deferred	—	(55,607)	137,676	147,620
Total provision for income taxes	36,092	(96,230)	145,204	138,223
Minority Interest	(7,109)	—	123,991	(11,429)
Net Income (Loss)	$62,790	$(167,492)	$252,615	$240,392

Basic and Diluted Net Income (Loss) per Common Share	$0.01	$(0.03)	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

For the Nine Months Ended January 31, 2004

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Total
Balance at April 30, 2003	$5,567	$18,678,675	$10,481,696	$(1,775,865)	$(896,789)	$26,493,284
Comprehensive income:
Net income	—	—	240,392	—	—	240,392
Reclassification into earnings, net of taxes of $386,604	—	—	—	—	672,584	672,584
Comprehensive income	—	—	—	—	—	912,976
Treasury stock purchases	—	—	—	(105,630)	—	(105,630)
Balance at January 31, 2004	$5,567	$18,678,675	$10,722,088	$(1,881,495)	$(224,205)	$27,300,630

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2003 and 2004

(Unaudited)

	2003	2004

Cash Flows From Operating Activities:
Net income	$252,615	$240,392
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	2,991,483	2,809,815
Provision for credit losses	7,453,438	9,986,006
Minority Interest	123,991	(11,429)
(Increase) decrease in:
Restricted cash	191,316	(12,857,251)
Accrued interest receivable	(103,045)	696,434
Funds held under reinsurance agreement	(516,733)	(1,007,425)
Deferred financing costs and other assets	(239,783)	(1,919,718)
Deferred income taxes receivable	33,739	—
Current income tax receivable	467,160	962,041
Interest rate derivative positions	(963,201)	3,789,285
Increase (decrease) in:
Accounts payable and accrued liabilities	(710,110)	(38,338)
Deferred income taxes payable	—	534,224
Interest rate derivative positions	328,742	(3,907,344)
Net cash provided by (used in) operating activities	9,309,612	(723,308)
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(87,652,331)	(68,768,322)
Purchase of Receivables Acquired for Investment	—	(328,787)
Principal payments from Receivables Held for Investment	59,745,176	64,960,757
Principal payments from Receivables Acquired for Investment	5,299,516	836,061
Payments received on Assets Held for Sale	4,960,503	5,401,736
Purchase of investments	(1,351,725)	—
Purchase of furniture and equipment	(158,943)	(136,567)
Net cash provided by (used in) investing activities	(19,157,804)	1,964,878
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	162,744,020	108,416,068
Term notes	—	139,661,000
Other borrowings	1,221,280	—
Principal payments made on—
Warehouse credit facilities	(62,725,472)	(207,670,589)
Term notes	(82,956,188)	(40,764,932)
Acquisition term facility	(3,610,278)	—
Working capital facility	(1,808,446)	(1,953,375)
Other borrowings	(1,000,000)	—
Treasury stock purchased	(1,260,865)	(105,630)
Net cash provided by (used in) financing activities	10,604,051	(2,417,458)
Increase (Decrease) in Cash and Short-Term Investments	755,859	(1,175,888)
Cash and Short-Term Investments at Beginning of Period	585,727	2,617,680
Cash and Short-Term Investments at End of Period	$1,341,586	$1,441,792
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$7,249,044	$5,763,233
Income taxes	5,372	5,815

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004

1.              The Company

Organization. First Investors Financial Services Group, Inc. (First Investors) together with its wholly-owned and majority-owned subsidiaries (collectively referred to as the Company) is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles and light trucks (receivables) originated by factory authorized franchised dealers. As of January 31, 2004, approximately 28 percent of Receivables Held for Investment were originated in Texas. The Company currently operates in 27 states.

On October 2, 1998, the Company acquired First Investors Servicing Corporation (FISC) formerly known as Auto Lenders Acceptance Corporation. Headquartered in Atlanta, Georgia, FISC performs the servicing and collection functions for the portfolio of receivables under management, which totaled $528 million as of January 31, 2004.

On August 8, 2000, the Company entered into a partnership agreement whereby a subsidiary of the Company was the general partner owning 70 percent of the partnership interests and First Union Investors, Inc. served as the limited partner and owned 30 percent of the partnership interests.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc.  The Partnership consists primarily of a portfolio of loans previously owned or securitized by FISC and certain other financial assets including charged-off accounts owned by FISC.

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

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of January 31, 2004, and the results of its operations for the nine months ended January 31, 2003 and 2004, and its cash flows for the nine months ended January 31, 2003 and 2004.

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

Treasury Stock.   On December 14, 2001, the Board of Directors authorized the Company to repurchase up to $2.5 million of the Company’s outstanding common stock.  Repurchases of 21,000 and 5,000 shares with an average price of $4.03 and $4.20 respectively, occurred during the quarters ended July 31, 2003, and January 31, 2004 respectively.  As of January 31, 2004, the Company has repurchased a total of $1.9 million in treasury stock.

Receivables Held for Investment.  Receivables Held for Investment represents the aggregate outstanding balance of installment sales contracts and promissory notes originated by the Company through its automobile dealer relationships or directly with consumers.  The Company accrues interest income monthly using the effective interest method. Interest income also includes additional amounts received upon early payoffs of certain receivables attributable to the difference between the principal balance of the receivables calculated using the Rule of 78’s method and the principal balance of the receivables calculated using the effective interest method. When a receivable becomes 90 days past due, the income accrual is suspended until the payments become current. When a loan is charged off or the collateral is repossessed, the remaining income accrual is written off.

Receivables Acquired for Investment.  In connection with loans that were acquired in a portfolio purchase by the Partnership, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan’s scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan’s expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on these assets are much more unpredictable than contractual cash flows from non-defaulted receivables, therefore in the periods subsequent to September 30, 2003 the Company follows the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, and accounts for these assets utilizing the cost-recovery method.  Under this method, cash proceeds from collections are applied to first reduce the company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received.

Other Income.  Other Income consists of income received from servicing activities, late fees and other loan-related fees, income from investments, reinvestment revenue and unrealized loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment and unrealized loss on interest rate derivatives is recognized when incurred.

Allowance for Credit Losses. The Company calculates the allowance for credit losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies.  SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company initiates efforts to make customer contact when the customer is three days past due and becomes more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs at 90 to 120 days past due.   Upon repossession, the applicable Receivables Held for Investment and accrued interest is written off.  The fair value of the asset is recorded as Assets Held for Sale.  Fair value is determined by estimating the proceeds of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses.   After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference

between the fair value estimate and the proceeds received.   In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

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

Stock-Based Compensation.  The Company has an employee stock option plan and a non-employee director stock option plan, which are described more fully in Note 9.  The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (with assumptions described in Note 9), to its stock option plans.

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2003	2004	2003	2004
Net Income (Loss), as reported	$62,790	$(167,492)	$252,615	$240,392

Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	14,732	32,562	61,383	79,256
Pro Forma Net Income (Loss)	$48,058	$(200,054)	$191,232	$161,136

Basic and Diluted Net Income (Loss) per Common Share, as reported	$0.01	$(0.03)	$0.05	$0.05
Basic and Diluted Net Income (Loss) per Common Share, pro forma	$0.01	$(0.04)	$0.04	$0.03

Reclassifications.  Certain reclassifications have been made to the fiscal 2003 amounts to comform with the fiscal 2004 presentation.

3.              Receivables Held for Investment

Receivables Held for Investment net, consist of the following:

	April 30, 2003	January 31, 2004
Receivables	$226,362,218	$213,362,180
Unamortized premium and deferred fees (1)	5,024,160	4,842,855
Allowance for credit losses	(2,397,216)	(2,261,639)
Net receivables	$228,989,162	$215,943,396

(1)                                  Includes premium and discounts paid to dealer plus deferred acquisition cost.

Activity in the allowance for credit losses was as follows:

	For the Nine Months Ended January 31,
	2003	2004
Balance, beginning of period	$2,338,625	$2,397,216
Provision for credit losses	7,453,438	9,986,006
Charge-offs, net of recoveries	(7,390,804)	(10,121,583)
Balance, end of period	$2,401,259	$2,261,639

4.              Receivables Acquired for Investment

Receivables Acquired for Investment comprise loans previously originated by Auto Lenders Acceptance Corporation and other third parties.  Loans originated by Auto Lenders Acceptance Corporation include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through the FIACC credit facility.  Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were purchased at a discount relating to credit quality.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of these remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables, therefore under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, will account for Receivables Acquired for Investment utilizing the cost-recovery method beginning September 30, 2003.  Under this method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were $2.7 million and $1.2 million as of April 30, 2003 and January 31, 2004, respectively.

On September 30, 2003 the Company purchased $9.4 million of defaulted auto loan receivables from an unrelated third party.  These loans are included in Receivables Acquired for Investment on the balance sheet as of January 31, 2004, in the amount of $294,323 and are accounted for using the cost-recovery method.  The Company may, from time to time, consider similar acquisitions in the future.

5.              Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. On November 20, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 4% and 4.5% for the three months ended and 3.6% and 4.9% for the nine months ended January 31, 2004 and January 31, 2003, respectively.

Warehouse Facilities as of January 31, 2004

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate at January 31, 2004
FIARC	$150,000,000	—	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	1.98%
FIRC	$50,000,000	$42,690,000	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b LIBOR plus .5%	.25% of Unused Facility	See below	2.34%

Warehouse Facilities – Credit Enhancement as of January 31, 2004

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC – In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of January 31, 2004, the Insurance Subsidiary had capital and surplus of $2,249,612 and unencumbered cash reserves of $1,998,987 in addition to the $3,251,779 trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	December 2, 2004	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 2, 2004. Capacity was reduced to $50 million on December 4, 2003.	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004.  On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004.  There was no balance outstanding under the FIARC facility on January 31, 2004.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of January 31, 2004.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$53,690,333	3.46%
2003-A	November 20, 2003	$139,661,000	April 20, 2011	$132,564,581	2.58%

Credit enhancement on the two Term Note is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2002-A	2% of Initial Pool Balance including Pre-Funding Amount	99% initial advance decreasing to 97%	Surety Bond
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% percent Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which were previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2 percent or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46 percent and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3 percent of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.  As of April 30, 2003 and January 31, 2004, the outstanding principal balances on the 2002-A Term Notes were $87,358,847 and $53,690,333 respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% percent Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which were previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1 percent of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to

3.9 percent of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6 percent of the then current principal balance of the receivables pool.  As of January 31, 2004, the outstanding principal balances on the 2003-A Term notes were $132,564,581.  As of January 31, 2004, $11,250,776 remained in the Pre-Funding Account to finance additional loan originations.

Acquisition Facility.  On August 8, 2000, the Company entered into an agreement with Wachovia Securities.  Under the agreement, a partnership was created in which FIFS Acquisition served as the general partner and contributed its assets for a 70 percent interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, served as the limited partner with a 30 percent interest in the partnership (the “Partnership”). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, an affiliate of Wachovia Securities, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC’s commercial paper rate plus 0.95 percent per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75 percent of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC’s commercial paper rate plus 5.38 percent per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The Class B Notes were paid in full on September 15, 2000.  After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests.  Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal, thus no further partnership distributions were paid until the Class A Notes were retired.  On February 20, 2003, the Class A Notes were fully paid.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc. and accordingly receives all excess cashflows.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus 1.5% to LIBOR plus 2.25%.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.    In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was

extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  At April 30, 2003 and January 31, 2004, there was $8,714,518 and $6,761,143, respectively, outstanding under this facility.

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

Shareholder Loans – On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10 percent per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. There was $746,280 outstanding under this facility as of April 30, 2003 and January 31, 2004.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any covenants governing these financing arrangements at January 31, 2004.

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

On September 27, 2000, the Company entered into a swap under which the Company would pay a fixed rate of 6.30 percent and receive the prevailing one month LIBOR rate on a notional amount of $100 million.  Under the terms of the swap, the counterparty had the option of extending the swap for an additional three years to mature on April 15, 2004 at a fixed rate of 6.42 percent.  On April 15, 2001, the counterparty exercised its extension option.

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

During the nine months ended January 31, 2004 and as a requirement of the FIARC commercial paper facility, the Company entered into ten interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstandings under the FIARC facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps.

6.              Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months and nine months ended January 31, 2003 and 2004, are as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2003	2004	2003	2004
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,026,269	5,004,236	5,129,737	5,011,088
Effect of dilutive stock options and warrants	8,331	77,291	4,044	69,042
Weighted average shares outstanding for diluted earnings per share	5,034,600	5,081,527	5,133,781	5,080,130

For the three months ended January 31, 2003 and 2004, the Company had 697,656 and 701,196 of stock options and stock warrants which were not included in the computation of diluted earnings per share.  For the nine months ended January 31, 2003 and 2004 the Company had 701,943 and 709,445 of stock options and stock warrants which were not included in the computation of diluted earnings per share.  These were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.  The number of shares of common stock available for issuance under the 1995 Employee Stock Option plan is 500,000 shares.  Under the plan, 72,500 options were granted on September 11, 2002,  2,500 options were granted May 5, 2003 and 55,000 options were granted on September 10, 2003.  The number of shares of common stock available for issuance under the 2002 Non-employee Director Stock Option plan is 500,000 shares.  Under the plan, 100,000 options were granted on July 15, 2002 and 120,000 options were granted July 15, 2003.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  For the nine months ended January 31, 2004, the Company recognized $1,087,922 of servicing revenue, $134,874 of interest income and $818,095 of equity in the income from investment in FARC.  The equity investment in FARC and junior mezzanine debt plus accrued interest are included in Deferred Financing Costs and Other Assets on the balance sheet.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for loans acquired through a transfer (including a business combination) that have differences between their expected cash flows and their contractual cash flows, due in part to credit quality. The SOP requires that the excess of the expected cash flows at acquisition to be collected over the acquirer’s initial investment be recognized on a level-yield basis over the loan’s life. Any future excess of contractual cash flows over the original expected cash flows is recognized as a future yield adjustment. Future decreases in actual cash flows over the original expected cash flows are recognized as an impairment and expensed immediately. Valuation allowances can not be created or “carried over” in the initial accounting for loans acquired that are within the scope of the SOP. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Loans acquired in fiscal years beginning on or before December 15, 2004 that the Company has accounted for using Practice Bulletin 6 will account for decreases in cash flows expected to be collected under the provisions of SOP 03-3 prospectively for fiscal years beginning after December 15, 2004.

9.              Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a par value of $1.00.  As of January 31, 2004, no shares have been issued.

Employee Stock Option Plan.  In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100 percent of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50 percent of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of January 31, 2004, a total of 321,500 options had been issued and remained outstanding leaving a remaining 178,500 available under the plan.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  A total of 500,000 shares of common stock are available for issuance.  Option types will be automatic and discretionary. In September 2002 the Company approved an automatic grant of 20,000 shares, 100,000 shares in total, for each non-employee director.  Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of January 31, 2004, a total of 270,000 options had been issued under the plan, leaving a remaining 230,000 available for issuance.  Options to purchase an additional 20,000 shares of stock were issued to a non-employee director prior to the adoption of the plan and remain outstanding.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Financial Reporting Release No. 60, which was issued by the Securities and Exchange Commission (“SEC”), requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

Receivables Acquired for Investment.  In connection with loans that were acquired in a portfolio purchase by the Partnership, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan’s scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan’s expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows, the Company determined that the timing of collections on these assets are much more unpredictable than contractual cash flows from non-defaulted receivables, therefore the periods subsequent to September 30, 2003 the Company follows the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, and accounts for these assets utilizing the cost-recovery method.  Under this method, cash proceeds from collections are applied to first reduce the company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received.

Other Income.  Other Income consists of income received from servicing activities, late fees and other loan-related fees, income from investments, reinvestment revenue and unrealized loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment and unrealized loss on interest rate derivatives is recognized when incurred.

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.   SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company initiates efforts to make customer contact when the customer is three days past due and become more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs at 90 to 120 days past due.   Upon repossession, the uncollectable portion of Receivables Held for Investment and 100% of accrued interest is written off.  The fair value of the receivable is recorded as an Assets Held for Sale.  Fair value is determined by estimating the proceeds of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses.  After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the true proceeds received.   In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

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

Derivatives.  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.

As of May 1, 2001 the Company designated its interest rate swaps and an interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133.  Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders’ equity through other accumulated comprehensive income (loss).  In connection with the decision to enter into the $100 million floating rate swap on June 1, 2001, the Company elected to change the designation of the $100 million fixed rate swap and not account for the instrument as a hedge under SFAS No. 133.   As a result, the change in fair value of the swaps is reflected in net income for the period subsequent to May 31, 2001.  The interest rate caps entered into as a requirement of the FIARC commercial paper facility are not designated as hedges and, accordingly, changes in the fair value are recorded as unrealized gains or losses and reflected in net income.  Giving the low interest rate environment, the company seeks to convert variable rate debt to fixed interest rate debt.

Stock-Based Compensation.  The Company has an employee stock option plan and a non-employee director stock option plan. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans.

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the Nine Months Ended January 31,
	2003	2004
Receivables Held for Investment:
Number	18,605	17,173
Principal balance	$226,534	$213,362
Average principal balance of receivables outstanding during the nine-month period	$214,478	$223,507
Average principal balance of receivables outstanding during the three-month period	$219,111	$218,320
Receivables Acquired for Investment:
Number	877	743
Principal balance	$2,171	$1,476

Other Servicing:
Number	11,055	20,268
Principal balance	$189,189	$313,551

Total Managed Receivables Portfolio:
Number	30,537	38,184
Principal balance	$417,894	$528,389

Net Interest Income

The following tables summarize the Company’s net interest income (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Interest income (1):
Receivables Held for Investment	$8,430	7,499	$24,606	$23,502
Receivables Acquired for Investment and Investment in Trust Certificates	(15)	—	466	(9)
	8,415	7,499	25,072	23,493
Interest expense:
Receivables Held for Investment (2)	2,485	2,342	8,033	6,249
Receivables Acquired for Investment and Investment in Trust Certificates	1	—	29	—
	2,486	2,342	8,062	6,249
Net interest income	$5,929	$5,157	$17,010	$17,244

(1)                                  Amounts shown are net of amortization of premium and deferred fees and include interest written-off for receivables that were impaired or charged-off during the period.

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

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	15.4%	13.7%	15.3%	14.0%
Average cost of debt (2)	4.5%	4.0%	4.9%	3.6%
Net interest spread (3)	10.9%	9.7%	10.4%	10.4%
Net interest margin (4)	10.9%	9.5%	10.3%	10.3%

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

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income decreased 11.9% for the three months ended January 31, 2004 to $5.2 million from $5.9 million for the three months ended January 31, 2003.  Net interest income increased 1.2% for the nine months ended January 31, 2004 to $17.2 million from $17.0 million for the nine months ended January 31, 2003.

Changes in the principal amount and rate components associated with the Receivables Held for Investment and debt can be segregated to analyze the periodic changes in net interest income on such receivables. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

	Three Months Ended January 31, 2003 to 2004			Nine Months Ended January 31, 2003 to 2004
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Net Increase (Decrease)	Average Principal Amount	Average Rate	Total Net Increase (Decrease)

Receivables Held for Investment:
Interest income	$(30)	$(901)	$(931)	$1,036	$(2,140)	$(1,104)
Interest expense	197	(340)	(143)	490	(2,273)	(1,783)
Net interest income	$(227)	$(561)	$(788)	$546	$133	$679

Results of Operations

Three Months and Nine Months Ended January 31, 2004 and 2003 (dollars in thousands except earnings per share)

Key Factors. The critical factors affecting the Company’s profitability during any period are (i) loan origination volume and the corresponding growth in receivables held for investment; (2) the level of net interest spread, which is defined as the difference between the effective yield on receivables held for investment and the cost of funds under the Company’s debt utilized to finance these receivables; (3) the level of provision for credit losses; (4) the amount of income derived from other activities; and (5) the ability of the Company to control operating expenses relative to the total amount of the managed portfolio.

Executive Summary.  Net (loss) income for the three months ended January 31, 2004 was $(167) compared to $63 for the three months ended January 31, 2003.  Net income for the nine months ended January 31, 2004 was $240 compared to $253 for the nine months ended January 31, 2003.  Basic and diluted earnings per common share was $(0.03) and $0.01 for the three months ended January 31, 2004 and January 31, 2003, respectively.  Basic and diluted earnings per common share was $0.05 for the nine months ended January 31, 2004 and January 31, 2003.

The decline in net income for the three-month and nine-month periods ended January 2004 compared to January 2003 is due to several factors including a decline in effective yields and an increase in interest written-off for impaired loans.  Effective yields have declined as a result of higher levels of charge-offs, a general decline in market interest rates and an increase in the percentage of the portfolio originated directly to consumers which typically carry lower interest rates.  Provision expense increased 18% during the three month period and 33% during the nine month period due to an increase in net charge-offs.  Net charge-offs have increased during the past two years as a result of a significant decline in general economic conditions, high unemployment rates and a decline in wholesale used car prices which increased loss severity.

These factors have been offset by a decrease in the Company’s cost of debt as a result of a general decline in market interest rates, the increase in servicing income due to an increase in the portfolio of receivables serviced for third parties, the Company’s investment in FARC and a leveraging of the Company’s operating expense structure.  Total costs and expenses as a percentage of average managed assets declined from 4.8% during the nine month period ended January 31, 2003 to 3.0% for the nine month period ended January 31, 2004.

Interest Income. Total interest income for the three and nine months ended January 2004 decreased to $7,499 and $23,493 compared with $8,415 and $25,072 for the comparable periods in 2003.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of receivables held for investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment decreased 11% for the three months ended and 4% for nine months ended January 2004.  This is a reduction of 165 basis points, or an 11% decrease, in the yield on Receivables Held for Investment for the three-month period and 128 basis points, or an 8% decrease, in the yield for the nine-month period January 31, 2004 compared to the same period for 2003.  The primary reason for the reduction in yields for the three and nine months ended January 2004 is an increase in interest written-off for impaired loans and a lower weighted average interest rate on the performing portfolio which reflects the Company’s increased focus on receivables originated directly to consumers which typically carry lower interest rates and the overall competitive environment for receivables originated through dealerships.  The decline in effective yields has been offset by a 4% increase in average portfolio outstanding for the nine-month period 2004 compared to the nine-month period 2003.

Interest income on Receivables Acquired for Investment for the nine months ended January 2004 decreased to $0 compared to $500 for the nine months ended January 2003.  This is 29 basis point reduction in total interest yield.  The decrease is due to the liquidation of performing assets.

Interest Expense. Interest expense in 2004 decreased for both the three-month and nine-month periods to $2,342 and $6,249 as compared to $2,486 and $8,062 in 2003. Interest expense on Receivables Held for

Investment decreased 6% and 22% for the three month and nine month periods.  The reduction in interest expense is primarily due to a general decline in overall market interest rates as a result the current economic environment and market rate reductions adopted by the Federal Reserve.  Interest rates decreased 51 and 130 basis points, on the outstanding borrowings for the three-month and nine-month periods in 2004 compared to 2003.  This is offset by a 8% and 6% higher average debt outstanding for the three-months and nine-months ended 2004 compared to 2003 and the negative impact of the Company’s decision to issue fixed rate Term Notes to minimize the risk of future market rate increases.  Longer term fixed rate Term Notes typically carry higher interest rates than shorter term floating rate debt.

Provision for Credit Losses. The provision for credit losses for the three months and nine months ended January 2004 increased to $3,324 and $9,986 as compared to $2,815 and $7,453 in 2003. The increase in provision for credit losses is primarily due to weakened economic conditions and the ability of customers to maintain comparable employment.  Additionally, recovery rates on repossessions have suffered due to decreasing prices and increased incentives for new vehicles which decreases the demand and price for used vehicles and negatively impacts recovery rates and loss severity.

Net charge-offs for the three months ended January 31, 2004 increased to $3,427 from $2,633 in the prior year period.  The increase in net charge-offs for the three months ended January 2004 is primarily due to a 16% increase in losses from repossessions and a 13% increase in other losses.  Net charge-offs for the nine months ended January 31, 2004 increased to $10,122 from $7,391 in the prior year period.  The increase in net charge-offs for the nine months ended January 2004 is primarily due to a 42% increase in losses on repossession.

The level of provision for credit losses is a key driver of overall financial performance and should be positively impacted by improvement in general economic conditions, improvements in wholesale used car prices and lower net losses resulting from stricter underwriting controls adopted by the Company during 2000 and 2001.  Any additional economic deterioration or further decline in wholesale used car prices will negatively impact provision expense as will increases in the outstanding balance of receivables held for investment.

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of First Auto Receivables Corporation (“FARC”).  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200 million of installment loan receivables.  On March 19, 2003 the Company entered into an agreement to provide loan servicing and collection activities on $276 million of installment loan receivables for unrelated third parties.  Servicing revenue increased to $1,347 and $3,845 for the three months and nine months ended January 2004 compared to $222 for both the three months and nine months ended January 2003.  The increase in servicing revenue for the three-month and nine-months ended January 2004 is due to the 2004 periods containing servicing revenue for the full period represented. Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Late Fees and Other Income. Late fees and other income increased to $322 and $1,171 for the three-month and nine-month periods ended January 31, 2004, compared to $297 and $809 for the three-month and nine-month periods ended January 31, 2003.  The increase is attributable to 132% increase in fees related to providing electronic payment services to our customers, offset by a 50% decrease in extension fee recognition.  Additionally, the January 2004 periods reflect fee income received related to GAP Insurance and extended service contracts sold to consumers in connection with the Company’s direct lending activities that are not present in the January 2003 periods.

Late fees and other income are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company direct lending business which will effect the ability of the Company to generate fee income from marketing insurance and warranty products.

Income from Investment. Income from investment reflects 40% of total servicing revenue earned from servicing activities performed by the Company for FARC and 40% of interest income earned on junior mezzanine debt.  Income from investment increased to $274 and $818 for the three months and nine months ended January 2004 compared to $145 for both the three months and nine months ended January 2003. The increase in income from investment for the three-month and nine-month periods January 2004 is due to the 2004 periods containing income for the full period represented. Income from investments is impacted by the outstanding balance of investments held, general market interest rates and the profitability of FARC.  The Company anticipates that contributions from the FARC investment will continue to decline as the portfolio of receivables owned by FARC amortizes.

Other Interest Income. Other interest income increased to $199 and $385 for the three months and nine months ended January 2004 compared to $57 and $227 for the three months and nine months ended January 2003.  The primary reasons for the increase are related to interest earned on the junior mezzanine debt owed by FARC and the fact that the January 2004 periods reflect income for the full three months and nine months represented compared to only one month in the January 2003 periods.  Other interest income is impacted by the outstanding balance of the junior mezzanine debt and general market interest rates.

Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  A net unrealized loss of $27 and $33 for three months and nine months ended January 31, 2004 is principally due to mark to market movements on interest rate caps required for the FIARC credit facility, offset by minor unrealized losses due to movements in the Company’s $100 million 6.42% pay fixed swap versus movements in the $100 million 5.025% pay floating swap.  These two derivatives will not directly offset over the remaining term due to interest rate fluctuations between periods.

Salaries and Benefit Expenses. Salaries and benefit costs increased to $2,118 and $6,540 for the three months and nine months ended January 31, 2004, compared to $2,101 and $5,740 for the three months and nine months ended January 31, 2003.  The increase is primarily due to higher benefits costs and higher staffing levels required to accommodate the increase in the managed portfolio from the addition of the FARC assets and the March 19, 2003 loan servicing agreement. The overall number of employees of the Company is primarily correlated to (i) the total number of receivables managed, since the majority of the Company’s employees are related to loan collection activities and, (ii) origination growth rates which require additional marketing and credit underwriting personnel.

Operating Expenses. Operating expenses increased to $1,058 and $2,953 for the three months and nine months ended January 31, 2004 compared to $269 and $943 for the three months and nine months ended January 31, 2003.  The increase in operating expenses for the January 2004 period is due to the increased servicing costs associated with an additional $476 million in loans from the December 24, 2002, FARC and the March 19, 2003, loan servicing agreements.  The three months and nine months ended January 2003 reflect a single month’s servicing expense for the December 24, 2002, FARC portfolio and no expenses associated with the March 19, 2003 loan servicing agreement.  Additionally, the Company’s decision to grow the direct lending business in the January 2004 periods increased expenses, particularly printing and postage costs, associated with the Company’s direct lending initiative. Overall operating expenses are generally correlated to the total number of receivables managed by the Company.

General and Administrative. General and administrative expenses decreased to $921 for the three months ended January 31, 2004 compared to $1,175 for the three months ended January 31, 2003.  The three months ended January 2004 experienced slightly lower occupancy, depreciation, legal and equipment repair costs when compared to the three months ended January 2003.  General and administrative expenses increased to $3,220 for the nine months ended January 31, 2004 compared to $3,094 for the nine months ended January 31, 2003.  The increase in the January 2004 periods is primarily due to an increase in liability insurance and higher accounting, legal and professional expenses.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense in 2004 decreased to $114 for the three-month period and $363 for the nine-month period as compared to $158 and $498, respectively, in 2003. The decrease was primarily due to a 34% reduction in the average outstanding borrowings on the Company’s working capital line for the three months ended January 31, 2004, compared to 2003 and a 31% reduction in the average outstanding borrowings on the Company’s working capital line for the nine months ended January 31, 2004, compared to 2003.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company paid $17.1 million and $68.8 million for Receivables Held for Investment for the three months and nine months ended January 31, 2004 compared to $41.3 million and $87.7 million paid in the comparable 2003 period.

The Company funds loan origination through a combination of two warehouse credit facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, not to exceed $50 million.  Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source up to $150 million. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued term notes. Substantially all of the Company’s receivables are pledged to collateralize these credit facilities and term notes.  The Company is obligated to meet certain financial covenants.  Noncompliance may significantly affect cash flow.

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $65 million for the nine months ended January 31, 2004 and $59.7 million for the nine months ended 2003.  Such cash flow funds repayment of amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the nine months ended January 31, 2004, the Company required net cash of $3.8 million as the receivables originated exceeded portfolio collections.  During the nine months ended January 31, 2003, the Company required net cash of $28.1 million as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of January 31, 2004, the Company had $157.3 million of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the credit facilities.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.   At January 31, 2004 and 2003, the Company’s unencumbered cash was $1,441,792 and $1,341,586, respectively.  The increase in available cash is primarily due to an increase in the servicing fees from the managed portfolio.  Cash and servicing fees collected after month end, but related to the prior month activity totaled $655,670 and $1,890,646 as of January 31, 2004 and 2003, respectively. Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.  In addition, as of January 31, 2004, the Company had $150 million available under the FIARC warehouse facility and an additional $11.9 million available in the pre-funding account from the 2003-A Term Note issuance.

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. An allowance for credit losses of $2,261,639 as of January 31, 2004 and $2,397,216 as of April 30, 2003 as a percentage of the Receivables Held for Investment of $213,362,180 as of January 31, 2004 and $226,362,218 as of April 30, 2003 was 1.1% at January 31, 2004 and April 30, 2003.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

The Company retains the credit risk associated with the receivables acquired. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance. Provisions for credit losses of $9,986,006 and $7,453,438 have been recorded for the nine months ended January 31, 2004 and January 31, 2003, respectively, for losses on receivables which are either uninsured or which are reinsured by the Company’s captive insurance subsidiary.

The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.  SFAS No. 114, Accounting for Creditors for Impairment of a Loan, does not apply to the Company since the Receivables Held for Investment are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

The following table summarizes the status and collection experience of receivables by the Company (dollars in thousands):

	As of or for the Nine Months Ended January 31,
	2003		2004
	Number	Amount	Number	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 – 59 days	373	$3,865	224	$2,166
60 – 89 days	181	2,004	101	1,108
90 days or more	526	5,442	321	3,489
Total delinquencies	1,080	$11,311	646	$6,763
Total delinquencies as a percentage of outstanding receivables	5.8%	5.0%	3.8%	3.1%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		4.6%		6.0%

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

As of January 31, 2004, there were 475 accounts totaling $4,562,290 that were in bankruptcy status and were more than 30 days past due.  As of January 31, 2003, there were 483 accounts totaling $5,583,256 that were in bankruptcy status and were more than 30 days past due.  As of January 31, 2004 and January 31, 2003, 90% and 86%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for loans acquired through a transfer (including a business combination) that have differences between their expected cash flows and their contractual cash flows, due in part to credit quality. The SOP requires that the excess of the expected cash flows at acquisition to be collected over the acquirer’s initial investment be recognized on a level-yield basis over the loan’s life. Any future excess of contractual cash flows over the original expected cash flows is recognized as a future yield adjustment. Future decreases in actual cash flows over the original expected cash flows are recognized as an impairment and expensed immediately. Valuation allowances can not be created or “carried over” in the initial accounting for loans acquired that are within the scope of the SOP. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Loans acquired in fiscal years beginning on or before December 15, 2004 that the Company has accounted for using Practice Bulletin 6 will account for decreases in cash flows expected to be collected under the provisions of SOP 03-3 prospectively for fiscal years beginning after December 15, 2004.

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

As of January 31, 2004, the Company had $49.5 million of floating rate debt outstanding. For every 1% increase in commercial paper or LIBOR, annual after-tax earnings would decrease by approximately $314,015, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of January 31, 2003, the Company had $115.4 million of floating rate debt outstanding. For every 1% increase in commercial paper or LIBOR, annual after-tax earnings would decrease by approximately $733,000, assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. The impact of an increase in commercial paper or LIBOR will be mitigated, however, by certain interest rate caps purchased in connection with the FIARC warehouse facility which would have limited the maximum LIBOR rate paid by the Company to 6.5% on $61.5 million of floating rate debt as of January 31, 2003.

ITEM 4.                             CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2004 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the nine months ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.110 (r)	Amended and Restated Trust Agreement dated November 20, 2003 between First Investors Auto Funding Corporation and Deutsche Bank Trust Company Delaware.

10.111(r)	Indenture dated November 20, 2003 between First Investors Auto Owner Trust 2003-A and Wells Fargo Bank Minnesota, National Association.

10.112(r)

Sale and Allocation Agreement dated November 20, 2003 between First Investors Auto Owner Trust 2003-A, First Investors Auto Funding Corporation, First Investors Servicing Corporation and Wells Fargo Bank Minnesota, National Association.

10.113(r)

Insurance Agreement dated November 20, 2003 between MBIA Insurance Corporation, First Investors Servicing Corporation, First Investors Financial Services, Inc., First Investors Auto Funding Corporation, First Investors Auto Owner Trust 2003-A, Deutsche Bank Trust Company Delaware and Wells Fargo Bank Minnesota, National Association.

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

Filed with this 10-Q

(b)         Reports on Form 8-K

Form 8-K filed Dec 11, 2003, press release announcing October 31, 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: March 12 , 2004	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: March 12, 2004	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer