Form 10-K
period 2004-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2004-07-26
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of October 31, 2002, based on the closing price of the Common Stock on the NASDAQ National Market on said date, was $11,074,504.

There were 5,000,269 shares of Common Stock of the registrant outstanding as of June 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on September 10, 2004, which is to be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2004, are incorporated by reference into part III hereof.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-K

APRIL 30, 2004

PART I

ITEM 1.  BUSINESS

General

First Investors Financial Services Group, Inc., together with its wholly-owned subsidiaries, (“Company”) is a consumer finance company engaged in originating and holding for investment retail installment sales contracts and promissory notes receivable secured by new and used automobiles and light trucks arising from the sale of the vehicle by factory authorized franchised dealers or refinanced by the vehicle owner (consumer). The Company specializes in lending to consumers with impaired credit profiles. Additionally, the Company has purchased receivables in portfolio acquisitions or from other third party originators. The Company does not utilize off-balance sheet securitization to finance its Receivables Held for Investment. As of April 30, 2004, the Company had Receivables Held for Investment in the aggregate principal amount of approximately $207 million having an effective yield of 13.9% and a net interest spread to the Company of 10.3% (net of cost of funds and other carrying costs).

During the fiscal year ended April 30, 2003, the Company began performing servicing and collection activities for third parties through First Investors Servicing Corporation (“FISC”), a wholly owned subsidiary located in Atlanta, Georgia.  The total managed portfolio serviced by FISC was approximately $488 million as of April 30, 2004.

History

The Company was organized in 1989 by Tommy A. Moore, Jr. and Walter A. Stockard to conduct an automobile finance business, with Mr. Moore providing the operating expertise and Mr. Stockard and members of his family furnishing the initial financial support. During the first three years of the Company’s existence, its operations consisted primarily of purchasing and pooling receivables for resale to financial institutions and others. In March 1992, the Company obtained additional capital from a group of private investors and expanded its operations and reoriented its business towards originating receivables for retention.  In October 1995, the Company completed the initial public offering of common stock which resulted in net proceeds of $18.5 million.

On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (“FISC”), formally known as Auto Lenders Acceptance Corporation, from Fortis, Inc. Headquartered in Atlanta Georgia.  FISC engaged in essentially the same business as the Company and additionally performed servicing and collection activities on a portfolio of receivables originated for investment as well as on a portfolio of receivables originated and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights, along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management.

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

Originating Dealer Base

General.  The Company primarily originates receivables from the new and used car departments of dealers that operate under franchises from the major automobile manufacturers. The Company does not generally do business with “independent” dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5% of the receivables owned by the Company at April 30, 2004, and no dealer or group of related dealers originated more than 5% of the receivables held by the Company at that date. The volume and frequency of receivable originations from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

Location of Dealers.  Approximately 23% of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989.  The Company’s expansion beyond Texas began in 1992 and today the Company operates in28 states.

The following table summarizes, with respect to each state in which the Company operates, the number of receivables (and percentage of total receivables) outstanding which were originated by the Company from dealers in such state or purchased through bulk portfolio acquisitions during the last two fiscal years:

	Receivables Held for Investment
	Year Ended 30-Apr-03		Year Ended 30-Apr-04
State	Loan Count	%	Loan Count	%
Texas	4,769	25.7%	4,565	28.0%
Georgia	3,421	18.4%	3,050	18.7%
Ohio	2,798	15.1%	2,119	13.0%
Oklahoma	1,747	9.4%	1,090	6.7%
Tennessee	678	3.7%	672	4.1%
North Carolina	610	3.3%	588	3.6%
Missouri	813	4.4%	581	3.6%
Florida	414	2.2%	447	2.7%
Illinois	354	1.9%	440	2.7%
California	175	0.9%	406	2.5%
Colorado	425	2.3%	313	1.9%
Michigan	421	2.3%	301	1.9%
Virginia	383	2.1%	270	1.7%
Arizona	167	0.9%	198	1.2%
Indiana	153	0.8%	194	1.2%
Kansas	220	1.2%	161	1.0%
Washington	183	1.0%	146	0.9%
Kentucky	139	0.7%	121	0.7%
New Jersey	178	1.0%	109	0.7%
All others (1)	525	2.7%	540	3.2%
	18,573	100.0%	16,311	100.0%

(1)          Includes dealers located in Connecticut, Delaware, Iowa, Idaho, Massachusetts, Maryland, Minnesota, Nebraska, Nevada, New Hampshire, Alabama, New York, Oregon, Pennsylvania, South Carolina, South Dakota, Utah, Vermont, New Mexico and Wisconsin.

Marketing Representatives.  The Company utilizes a system of regional marketing representatives to recruit, enroll and to provide new dealers with the Company’s underwriting guidelines and credit policies as well as to maintain relationships with the Company’s existing dealers. The representatives are full-time employees who reside in the region for which they are responsible.

In addition to soliciting and enrolling new dealers, the regional representatives assist new dealers in assimilating the Company’s system of credit application submission, review, acceptance and funding, as well as dealing with routine dealer relations on a daily basis. The role of the regional representatives is generally limited to marketing the Company’s core finance programs and maintaining relationships with the Company’s originating dealer base. The representatives do not enter into or modify dealer agreements on behalf of the Company, do not participate in credit evaluation or loan funding decisions and do not handle funds belonging to the Company or its dealers. Each representative reports to, and is supervised by, the Company’s sales and marketing manager in Houston.

It has been the policy of the Company to avoid the establishment of branch offices because it believes that the expenses and administrative burden of such offices are generally unjustified. Moreover, in view of the availability of modern data transmission technology, the Company has concluded that the critical functions of credit evaluation and loan origination are best performed and controlled on a centralized basis from its Houston facility. Accordingly, as the marketing representative system has operated satisfactorily, the Company does not currently expect to create branch offices.

Financing Programs

The Company originates loans from two sources: (i) dealer indirect (the “core program”), and (ii) consumer direct. The core program generates approximately 51% of the Company’s current origination volume and consists of loans originated directly from dealerships in states in which the Company operates.  Consumer direct originations contribute approximately 49% of originations and involve applications for credit obtained through direct marketing efforts from consumers who are primarily seeking to acquire a vehicle or refinance an existing automobile loan.

Credit applications generated by each of the above sources are forwarded to the Company’s centralized credit department in Houston with decisions made based on the Company’s standard underwriting guidelines and credit scoring model. The internal credit decision and acceptance process is essentially the same regardless of the origination source. Third party originators have no credit approval authority and are subject to individual contracts that specify the obligations of the parties. Essentially all of the Company’s receivables are originated on a non-recourse basis.

In addition to originating receivables from dealers under the core program or making loans directly to consumers, the Company has acquired seasoned receivables in portfolio acquisitions or from other third party originators and may continue to do so from time to time.

The Company had active dealership agreements with 1,435 dealers at April 30, 2004. These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The agreements with the core program dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to purchase receivables that do not conform to these warranties, the dealers do not guarantee collectibility or obligate themselves to purchase receivables solely because of payment default. The receivables are originated at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables and the Company’s assessment of relative credit risk. The pricing and credit terms upon which the Company agrees to originate receivables is governed by the Company’s credit policy and a credit score generated by the Company’s proprietary, empirical scoring model.

Credit Evaluation

General.  In connection with the origination of a receivable for purchase by the Company, the Company follows systematic procedures designed to eliminate unacceptable risks. This involves a three-step process in which (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company’s credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company’s funding department, and (iii) additional collateral verification procedures and customer interviews are conducted by the Company. During the course of this process, the Company’s credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers or with individuals to whom the Company lends directly. The Company has developed financing programs under which it approves loans that vary in pricing and loan terms depending on the relative credit risk determined for each loan. Credit or default risk is evaluated by the Company’s loan officers in conjunction with a proprietary, empirical credit scoring model developed from the Company’s 15 year database of non-prime lending results.

Collateral Verification.  As a condition to the origination of each receivable by the Company, the Company performs an individual audit evaluation consisting of personal telephonic interviews with each vehicle purchaser to verify the details of the credit application and to confirm that the material terms of the sale conform to the purchaser’s understanding of the transaction.  The Company will originate a receivable under its core program only after receipt and review of a satisfactory audit report.

Servicing

The Company believes that competent, attentive and efficient loan servicing is as important as sound credit evaluation for purposes of assuring the integrity of a receivable.

In addition to servicing its owned portfolio, in December 2002, the Company began servicing and collection activities for third parties in exchange for servicing fees.  The Company completed two transactions during the fiscal year ended April 30, 2003, both of which related to portfolio acquisitions from collateral previously originated by Union Acceptance Corporation.  Under the first transaction, the Company invested $475,061 for 40% of the common stock and $712,591 in junior mezzanine debt of First Auto Receivables Corporation (“FARC”). FARC purchased a $197.5 million automobile loan portfolio.  In addition to the equity and debt investments, the Company collects a fee for servicing the portfolio.  The second transaction was an agreement to service, for a third party, a $276 million auto loan portfolio.  The Company will continue to seek opportunities to increase servicing income through investments in portfolio acquisitions.

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

Customer Profile.  The Company’s primary goal in credit evaluation is to make loans to customers having stable personal situations, predictable incomes and the ability and inclination to perform their obligations in a timely manner. Many of the Company’s customers are persons who have experienced credit difficulties in the past by reason of illness, divorce, job loss, reduction in pay or other adversities, but who appear to the Company to have the capability and commitment to meet their obligations. Through its credit evaluation process, the Company seeks to distinguish these persons from those applicants who are chronically poor credit risks.

Certain information concerning the Company’s obligors for the past two fiscal years (based on credit information compiled at the time of loan origination) is set forth in the following table:

	April 30,
	2003	2004
Average monthly gross income.	$4,195	$4,300
Average ratio of consumer debt to gross income	35%	36%
Average years in current employment	7	7
Average years in current residence	6	6
Residence owned	47%	52%
Residence rented	46%	40%
Other residence arrangements (1)	7%	8%

(1)   Includes military personnel and persons residing with relatives.

Portfolio Profile.  In order to manage the risks associated with the relatively high yields available in the non- prime market, the Company endeavors to maintain a receivables portfolio having characteristics that, in its judgment, reflect an optimal balance between achievable yield and acceptable risk. The following table sets forth certain information concerning the composition of the Company’s portfolio as of the end of the past two fiscal years:

	April 30,
	2003	2004
New Vehicles:
Percentage of portfolio (1)	23%	24%
Number of receivables outstanding	4,243	3,942
Average amount at date of acquisition	$21,277	$22,025
Average term (months) at date of acquisition (2)	66	68
Average remaining term (months) (2)	43	44
Average monthly payment	$488	$495
Average annual percentage rate	16.0%	15.5%
Used Vehicles:
Percentage of portfolio (1)	77%	76%
Number of receivables outstanding	14,330	12,369
Average age of vehicle at date of acquisition (years)	2	2
Average amount at date of acquisition	$16,378	$16,940
Average term (months) at date of acquisition (2)	59	60
Average remaining term (months) (2)	33	34
Average monthly payment	$413	$420
Average annual percentage rate	17.1%	16.3%

(1)          Calculated on the basis of number of receivables outstanding as of the date indicated.

(2)          Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average contractual term of receivables included in a portfolio will not correspond with actual average life.

Financing Arrangements

General.  The Company’s financing strategy is to utilize credit and commercial paper facilities with financial institutions to fund originations.  When sufficient volume is originated, the Company will complete an on balance sheet securitization and issue term notes, thereby freeing up capacity in the warehouse and credit facilities.  Additionally, the Company has a working capital term loan that is utilized for working capital and general corporate purposes.  Lastly, the Company has an agreement with one of its shareholders, who is also a member of its Board of Directors, to borrow up to $2.5 million.  Proceeds of the borrowings are to be used to fund private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan and for general corporate purposes. The following chart summarizes the borrowing status at April 30, 2004 under these facilities:

Facility Type	Outstanding Balance	Available Credit	Total
FIARC Commercial Paper Facility	—	$150,000,000	$150,000,000
FIRC Credit Facility	42,705,810	7,294,190	50,000,000
Term Notes	164,718,190	—	164,718,190
Working Capital Term Loan	8,761,143	238,857	9,000,000
Shareholder	—	2,500,000	2,500,000
Total	$216,185,143	$160,033,047	$376,218,190

Please see Note 7 to the consolidated financial statements for further information regarding interest rates, expiration dates and other terms of the various facilities.

Risk Areas

Warehouse Credit Facilities. The Company’s credit and commercial paper facilities with financial institutions, collectively referred to as warehouse credit facilities, are renewed periodically. On December 4, 2003, the maturity date of the FIRC facility was extended to December 2, 2004 and the FIRC capacity was reduced from $75 million to $50 million.  There were no other material changes to the terms and conditions of the facility.  The FIARC commercial paper facility expired on January 31, 2004 and was renewed until December 2, 2004.  No other material changes were made.  If the facility is not extended beyond the maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be funded under the credit facility.  The Company intends to seek a renewal of the facilities from its lenders prior to maturity.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.  If the facility is not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

Term Notes.  The Company relies on its ability to pool and sell receivables in the asset-backed market in order to generate cash used to pay down the warehouse facilities.  Adverse terms or unfavorable occurrences in the auto asset-backed market could make securitizations more expensive or could impair the ability to complete securitizations which would have an adverse effect on the Company’s liquidity and financial position.

Loan Covenants.  The documentation governing each of the Company’s financing arrangements contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and working capital facility or the termination of the commercial paper facilities. Through the operation of the collateral agency arrangements, which are in the nature of a “lock-box” security device covering the collection of principal and interest on almost all of the Company’s receivables, such a default could cause the immediate termination of the Company’s primary sources of liquidity. The Company was not in default with respect to any covenants governing these financing arrangements at April 30, 2004.

Interest Rate Management.  The Company’s warehouse credit facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company’s receivables bear interest at fixed rates that generally do not vary with changes in market interest rates. Since a primary contributor to the Company’s profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates.  Accordingly, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.  Please see Market Risk under Item 7A for quantification.

Credit Enhancement — FIRC Credit Facility.  In order to obtain a lower cost of funding, the Company has agreed under the FIRC credit facility to maintain credit enhancement insurance covering all of its receivables pledged as collateral under this facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is originated by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, of which the largest component is the basic ALPI insurance, represented approximately 3.9% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2002, 2003 and 2004 were $2,382,031, $4,141,328 and $3,066,131, respectively, and accounted for 3.1%, 3.8% and 3.5% of the aggregate principal balance of the receivables originated during such respective periods.

 In April 1994, the Company organized First Investors Insurance Company (the “Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96 percent of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. As of April 30, 2004, gross premiums had been ceded to the Insurance Subsidiary since its inception by National Union in the amount of $31,463,081 and the Insurance Subsidiary reimbursed National Union for aggregate reinsurance claims in the amount of $8,490,440. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2004, the Insurance Subsidiary had capital and surplus of $2,500,189 and unencumbered cash reserves of $1,205,263 in addition to the $3,265,274 trust account.

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

Credit Enhancement — FIARC Commercial Paper Facility.  Enhancement for the FIARC commercial paper facility is provided by a surety bond issued by MBIA Insurance Corporation. The surety bond provides payment of principal and interest to Variable Funding Capital Corporation (“VFCC”) in the event of payment default by FIARC. MBIA is paid a surety premium equal to 0.35% per annum on the average outstanding borrowings under the facility. The surety bond is issued for a term to coincide with the facility. Termination of the surety bond would result in default under the FIARC commercial paper facility.

Credit Enhancement — Term Notes.  A surety bond issued by MBIA Insurance Corporation enhances the 2002-A Term Notes issued in January 2002. The surety bond provides payment of principal and interest to the note holders in the event of payment default by the 2002-A Trust. MBIA is paid a surety premium equal to 0.35% per annum on the outstanding balance of the 2002-A Term Notes. The surety bond was issued for the term of the underlying notes, which mature on December 15, 2008. Termination of the surety bond would result in default under the governing documents.

A surety bond issued by MBIA Insurance Corporation enhances the 2003-A Term Notes issued in November 20 2003. The surety bond provides payment of principal and interest to the note holders in the event of payment default by the 2003-A Trust. MBIA is paid a surety premium equal to 0.35% per annum on the outstanding balance of the 2003-A Term Notes. The surety bond was issued for the term of the underlying notes, which mature on April 20, 2011. Termination of the surety bond would result in default under the governing documents.

Economy.  Periods of weakened economic condition and slow or negative growth will tend to have an unfavorable effect on delinquencies, defaults and losses, particularly with non prime borrowers.  Recent periods have also been negatively impacted by declining prices of used vehicles which increases losses to the Company upon repossession.  These decreasing prices are primarily due to heavy incentives being offered on new vehicles which have decreased the demand in the used market.  Losses have adverse effects on the Company’s liquidity and operating results.

Servicer Default.  The Company performs servicing and collection activities for its owned portfolio as well as two pools of loans owned or partially owned by third parties.  Each of the servicing agreements identifies areas of servicer default which are generally defined as the inability to protect the assets under agreement or failing trigger tests of the portfolios.  Triggers are related to negative default and loss performance as compared to specified levels.  An event of servicer default would have adverse effects on liquidity and profitability and could result in having the portfolios transferred to another servicer.

Securitization

Many finance companies similar to the Company engage in “securitization” transactions whereby receivables are pooled and conveyed to a trust or other special purpose entity, with interests in the entity being sold to investors. As the pooled receivables amortize, finance charge collections are passed through to the investors at a specified rate for the life of the pool and an interest in collections exceeding the specified rate is retained by the sponsoring finance company. For accounting purposes, the sponsor often recognizes as revenue the discounted present value of this excess interest as estimated over the life of the pool. This revenue, or “gain on sale”, is recognized for the period in which the transaction occurs.

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

Employees

The Company has 163 employees as of April 30, 2004, including 59 located at its headquarters in Houston, 100 located at its loan servicing center in Atlanta and 4regional marketing representatives. The Company’s employees are covered by group health insurance.  Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant’s voluntary contributions up to a maximum voluntary contribution of 3% of the participant’s compensation. In fiscal years 2004 and 2003, the Company recorded matching contributions to the 401(k) plan of $40,062 and $32,548, respectively. Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company.  Under the terms of the Deferred Compensation Plan, the participants may elect to make contributions to the plan that exceeds amounts allowed under the Company’s 401(k) plan.  The Company pays the administrative expenses of the Deferred

Compensation Plan.  As of April 30, 2004 and 2003, the amounts invested under the Deferred Compensation Plan totaled $267,111 and $236,378, respectively. The Company has no collective bargaining agreements and considers its employee relations to be satisfactory.

Information Systems

The Company utilizes advanced information management systems including a fully integrated software program designed to expedite each element in the receivables underwriting process, including the entry and verification of credit application data, credit analysis and the communication of credit decisions to originating dealers. The Company also utilizes a number of analytical tools in managing credit risk including an empirical scoring model, trend and discriminant analysis, and pricing models which are designed to optimize yield given an expected default rate.

The servicing and collection platform is provided by an application service provider through which the Company accesses a mainframe system which is designed to provide support for all collections and servicing activities including billing, collection process management, account activity history, repossession management, loan accounting information and payment posting.  The Company pays a monthly usage fee to the service provider based on the number of accounts serviced.  The Company also utilizes auto dialer software that interfaces with the system and serves as an efficiency tool in the collection process.

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

Competition

The business of direct and indirect lending for the origination of new and used automobiles is intensely competitive in the United States. Such financing is provided by commercial banks, thrifts, credit unions, the large captive finance companies affiliated with automobile manufacturers, and many independent finance companies such as the Company. Many of these competitors and potential competitors have significantly greater financial resources than the Company and, particularly in the case of the captive finance companies, enjoy ready access to large numbers of dealers. The Company believes that a number of factors including historical market orientations, traditional risk-aversion preferences and in some cases regulatory constraints, have discouraged many of these entities from entering the non-prime sector of the market where the Company operates. However, as competition intensifies, these well-capitalized concerns could enter the market, and the Company could find itself at a competitive disadvantage.

The non-prime market in which the Company operates also consists of a number of both large and mid-sized independent finance companies doing business on a local, regional or national basis, including some which are affiliated with captive finance companies or large insurance groups. Reliable data regarding the number of such companies and their market shares is unavailable; however, the market is highly fragmented and intensely competitive.

Regulation

The operations of the Company are subject to regulation, supervision and licensing under various federal and state laws and regulations. State consumer protection laws, motor vehicle installment sales acts and usury laws impose ceilings on permissible finance charges, require licensing of finance companies as consumer lenders, and prescribe many of the substantive provisions of the retail installment sales contracts that the Company originates.

Federal consumer credit statutes and regulations primarily require disclosure of credit terms in consumer finance transactions, although rules adopted by the Federal Trade Commission (including the so-called holder-in-due-course rule) also affect the substantive rights and remedies of finance companies originating automobile installment sales contracts.

The Company’s business requires it to hold consumer lending licenses issued by individual states, under which the Company is subject to periodic examinations. State consumer credit regulatory authorities generally enjoy broad discretion in the revocation and renewal of such licenses and the loss of one or more of these in states in which the Company conducts material business could adversely affect the Company’s operations.

In addition to specific licensing and consumer regulations applicable to the Company’s business, the Company’s ability to enforce and collect its receivables is limited by several laws of general application, including the Fair Debt Collection Practices Act, Federal bankruptcy laws and the Uniform Commercial Codes of the various states. These and similar statutes govern the procedures, and in many instances limit the rights of creditors, in connection with asserting defaults, repossessing and selling collateral, realizing the proceeds thereof, and enforcing deficiencies.

The Company’s insurance subsidiary is subject to regulation by the Department of Banking, Insurance and Securities of the State of Vermont. The plan of operation of the subsidiary, described above under “Financing Arrangements” and “Credit Enhancement”, was approved by the Department and any material changes in those operations would likewise require the Department’s approval. The subsidiary is subject to minimum capital and surplus requirements, restrictions on dividend payments, annual reporting, and periodic examination requirements.

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

ITEM 2.  PROPERTIES

The Company’s principal physical properties are its data processing and communications equipment and furniture and fixtures, all of which the Company believes to be adequate for their intended use.

The Company’s offices in suburban Houston consist of approximately 17,028 square feet on the seventh floor of an eight-story office building. This space is held under a lease requiring average annual rentals of approximately $299,128 and expiring on February 28, 2011, with an option to renew for five years at the market rate then prevailing.

The Company’s offices in suburban Atlanta consist of approximately 27,467 square feet on the third and fourth floors of a four-story office building. This space is held under a lease requiring average annual rentals of approximately $557,227 and expiring on June 30, 2007, with an option to renew for two consecutive five-year periods at the market rate then prevailing.  The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is currently not aware of any threatened litigation that could have a material adverse effect on the Company’s business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s securities holders during the fourth quarter of the past fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock has been traded on the NASDAQ National Market System, under the symbol “FIFS” since the completion of the Company’s initial public offering on October 4, 1995. High and low closing prices of the common stock are set forth below for the periods indicated.

Three Months Ended	High	Low
April 30, 2004	$5.60	$4.87
January 31, 2004	$5.50	$3.81
October 31, 2003	$5.10	$4.30
July 31, 2003	$4.54	$3.92
April 30, 2003	$4.25	$3.27
January 31, 2003	$3.75	$2.36
October 31, 2002	$3.44	$2.60
July 31, 2002	$3.90	$3.25
April 30, 2002	$3.90	$3.20
January 31, 2002	$3.50	$3.10
October 31, 2001	$3.89	$3.10
July 31, 2001	$3.98	$3.20

As of June 30, 2004, there were approximately 21 shareholders of record of the Company’s common stock.  The Company believes that the number of beneficial owners is significantly greater than the number of shareholders of record.

The Company has not declared or paid any cash dividends on its common stock since its inception. The payment of cash dividends in the future will depend on the Company’s earnings, financial condition and capital needs and on other factors deemed pertinent by the Company’s Board of Directors. It is currently the policy of the Board of Directors to retain earnings to finance the operation and expansion of the Company’s business.  The Company has no plans to pay cash dividends on the common stock in the foreseeable future.

During the twelve months ended April 30, 2004, the Company repurchased 43,000 shares of common stock.  The monthly detail of such repurchases appears below.

Three Months Ended	# of Shares Repurchased	Wtd. Avg. Price/Share
July 31, 2003	21,000	$4.03
October 31, 2003	—	—
January 31, 2004	5,000	$4.20
April 30, 2004	17,000	$5.31

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for each of the five fiscal years ended April 30, 2004, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except share data).  The selected consolidated financial data for the year ended April 30, 2000 balance sheet has been derived from the unaudited financial statements of the Company. As reflected in the Company’s Form 10-K/A filed November 29, 2002, the Company restated its consolidated financial statements as of April 30, 2002 and 2001, and for the three years ended April 30, 2002 to correct for certain prior period misstatements that were discovered by the Company as it was performing additional control procedures adopted during the first quarter 2003 period at the request of its new accounting firm, Grant Thornton LLP.  The restatement related to overstated balances that should have been identified by the Company upon conversion from a third party servicer.  The restatement impacted certain restricted cash, deferred expenses, receivables held for investment, and tax balances as reported, but it did not affect the Company’s free liquidity position or debt position. The balance of retained earnings as of April 30, 1999 has been restated from amounts previously reported to reflect a retroactive charge of $1,248,918, after tax. Restricted cash, deferred expenses, receivables held for investment, and tax balances have been adjusted for the restatement for all applicable years.

	Year Ended April 30,
	2000	2001	2002	2003	2004
Statement of Operations:
Interest income	$40,276	$44,365	$37,547	$32,940	$30,498
Interest expense	16,510	20,141	13,710	10,166	8,438
Net interest income	23,766	24,224	23,837	22,774	22,060
Provision for credit losses	6,414	8,351	8,941	10,338	12,428
Loss on Receivables Acquired for Investment and Trust Certificates	—	400	1,260	—	—
Net interest income after provision for credit losses and loss on Receivables Acquired for Investment and Trust Certificates	17,352	15,473	13,636	12,436	9,632
Servicing revenue	1,293	457	—	1,080	4,889
Late fees and other	1,297	1,019	1,128	1,186	1,826
Income from investment	—	—	—	418	1,009
Other interest income	1,431	1,544	682	283.	460
Unrealized loss on interest rate derivative positions	—	—	(121)	(329)	(34)
Total other income	4,021	3,020	1,689	2,638	8,150
Salaries and benefits	9,132	9,208	7,902	7,785	8,538
Operating expenses	1,696	2,376	2,565	2,454	5,012
General and administrative	4,725	4,702	4,238	3,554	3,723
Other interest income	1,153	1,311	785	643	468
Total operating expenses	16,706	17,597	15,490	14,436	17,741
Income (Loss) before provision (benefit) for income taxes and minority interest	4,667	896	(165)	638	41
Provision (Benefit) for income taxes	1,703	29	(178)	191	19
Minority interest	—	815	322	114	(11)
Net income (Loss)	$2,964	$52	$(309)	$333	$33
Basic and diluted net income (loss) per common share	$0.53	$0.01	$(0.06)	$0.07	$0.01

	As of April 30,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Receivables Held for Investment, net	$234,803	$247,770	$215,243	$228,989	$209,777
Receivables Acquired for Investment, net	21,888	26,121	9,020	2,704	1,190
Investment in Trust Certificates	5,849	—	—	—	—
Interest rate derivative positions	—	—	3,119	4,105	—
Other assets	38,942	38,269	38,531	37,198	34,789
Total assets	$301,482	$312,160	$265,913	$272,996	$245,756
Debt:
Term notes	$151,104	$84,926	$183,260	$87,359	$164,718
Acquisition term facility	26,212	11,126	3,671	—	—
Warehouse credit facilities	77,545	168,250	31,213	141,945	42,706
Working capital facility	13,300	12,825	11,798	8,715	8,761
Other borrowings	—	—	525	746	—
Interest rate derivative positions	—	—	5,886	5,248	—
Other liabilities	4,445	4,343	2,042	1,758	2,267
Minority interest	—	1,587	932	732	—
Shareholders’ equity	28,876	29,103	26,586	26,493	27,304
Total liabilities and shareholders’ equity	$301,482	$312,160	$265,913	$272,996	$245,756

Reclassifications.  Certain reclassifications have been made to the 2000, 2001, 2002 and 2003 amounts to conform to the 2004 presentation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Receivables Acquired for Investment.  The Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan’s scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan’s expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows, the Company determined that the timing of collections on these assets are much more unpredictable than contractual cash flows from non-defaulted receivables, therefore; in the periods subsequent to September 30, 2003 the Company follows the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, and accounts for these assets utilizing the cost-recovery method.  Under this method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received.

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

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.  SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company initiates efforts to make customer contact when the customer is one day past due and become more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs when a loan is 90 to 120 days past due.  Upon repossession, the uncollectible portion of the loan and 100% of accrued interest is written off.  The fair value of the collateral is recorded as an Assets Held for Sale.  Fair value is determined by estimating the proceeds of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses.  After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the true proceeds received.  In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology utilized is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  The computed reserve is then compared to the amount recorded for adequacy.  The Company compares the six-month result to prior six-month periods to compare trends and evaluate any other internal or external factors that may affect collectibility. The allowance for credit losses is based on estimates and qualitative evaluations and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

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

General

Net income for the year ended April 30, 2004, was $33,563 or $0.01 per common share.  Net income for the year ended April 30, 2003, was $332,618 or $0.07 per common share. In fiscal year 2004, the Company experienced a slightly lower net interest margin due to lower effective yields.  The Company experienced higher credit losses and collection expenses in fiscal year 2004.  These were offset by higher fee income and a lower cost of funds in fiscal 2004.  Net loss for the year ended April 30, 2002 was $(309,012) or $(0.06) per common share.  The loss in fiscal year 2002 is primarily due to a $1,260,000 loss or $882,000, net of minority interest, on Receivables Acquired for Investment.  Additionally, during 2002 the Company amortized deferred financing costs and warrants of $602,162 related to restructuring of debt facilities.  See Results of Operations.

Overview

The primary source of the Company’s revenues is interest income from receivables retained as investments and servicing income, while its primary cost has been interest expense arising from the financing of the Company’s investment in such receivables. The profitability of the Company has been determined by the growth of the receivables portfolio, inclusion of two new servicing transactions, and effective management of net interest income and fixed operating expenses. In fiscal 2004, First Investors Servicing Corporation (“FISC”) performed servicing and collection functions on an average portfolio balance of $573 million of loans.

The Company’s managed receivables are (dollars in thousands):

	As of or for the Year Ended April 30,
	2003	2004
Receivables Held for Investment:
Number	18,573	16,311
Principal balance	$226,362	$207,489
Average principal balance of receivables outstanding during the twelve-month period	$217,163	$220,255
Average principal balance of receivables outstanding during the three-month period	$226,219	$210,401
Receivables Acquired for Investment:
Number	468	730
Principal balance	$1,038	$1,190
Other Servicing:
Number	26,090	18,508
Principal balance	$431,870	$279,002
Average principal balance of receivables outstanding during the twelve-month period	$108,213	$355,436
Total Managed Receivables Portfolio:
Number	45,131	35,549
Principal balance	$659,270	$487,681
Average principal balance of receivables outstanding during the twelve-month period	$345,708	$572,883

The following table summarizes the Company’s net interest income (dollars in thousands):

	Year Ended April 30,
	2003	2004
Interest income (1):
Receivables Held for Investment	$32,489	$30,507
Receivables Acquired for Investment and Investment in Trust Certificates	451	(9)
	32,940	30,498
Interest expense:
Receivables Held for Investment (2)	10,136	8,438
Receivables Acquired for Investment and Investment in Trust Certificates	30	—
	10,166	8,438
Net interest income	$22,774	$22,060

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

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Year Ended April 30,
	2003	2004
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	15.0%	13.9%
Average cost of debt (2)	4.6%	3.7%
Net interest spread (3)	10.4%	10.2%
Net interest margin (4)	10.3%	10.0%

(1)   Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2)   Represents interest expense as a percentage of average debt outstanding.

(3)   Represents yield on Receivables Held for Investment less average cost of debt.

(4)   Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

The Company intends to increase its receivables by increasing the amount of originations obtained from its existing dealer base and by increasing the volume of originations in its direct lending business.  To the extent that the Company’s receivables acquisitions exceed the extinguishment of receivables through principal payments, payoffs or defaults, its receivables portfolio and interest income will increase. The following table summarizes the activity in the Company’s receivables portfolio (dollars in thousands):

	Year Ended April 30,
	2003	2004
Receivables Held for Investment:
Principal balance, beginning of period	$212,927	$226,362
Originations	111,854	88,062
Principal payments and payoffs	(81,009)	(87,638)
Defaults prior to liquidations and recoveries	(17,410)	(19,297)
Principal balance, end of period	$226,362	$207,489

Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See discussion on delinquency and credit loss experience.

Analysis of Net Interest Income

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $22.1 million in 2004, a decrease of 3% when compared to amounts reported in 2003 and a decrease of 7% when compared to amounts reported in 2002.

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

	Year Ended April 30,
	2002 to 2003			2003 to 2004
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Increase (Decrease)	Average Principal Amount	Average Rate	Total Net Increase (Decrease)
Receivables Held for Investment:
Interest income	$(1,455)	$(888)	$(2,343)	$463	$(2,445)	$(1,982)
Interest expense	(394)	(2,619)	(3,013)	404	(2,103)	(1,699)
Net interest income	$(1,061)	$1,731	$670	$59	$(342)	$(283)

Results of Operations

Fiscal Year Ended April 30, 2004, Compared to Fiscal Year Ended April 30, 2003 (dollars in thousands)

Key Factors.The critical factors affecting the Company’s profitability during any period are(i) loan origination volume and the corresponding growth in receivables held for investment; (2) the level of net interest spread, which is defined as the difference between the effective yield on receivables held for investment and the cost of funds under the Company’s credit facilities and securitizations utilized to finance these receivables; (3) the level of provision for credit losses; (4) the amount of income derived from other activities; and (5) the ability of the Company to control operating expenses relative to the total amount of the managed portfolio.

Executive Summary.  Net income for the year ended April 30, 2004 was $34 compared to $333 for year ended April 30, 2003.  Basic and diluted earnings per common share were $0.01 and $0.07 for the years ended April 30, 2004 and April 30, 2003, respectively.

The decline in net income for the year ended April 30, 2004 compared to April 30, 2003 is due to several factors including (i) a decline in effective yields, (ii) an increase in provision expense and (iii) an increase in total operating expenses.  Effective yields have declined 7.42% from 2003 due to more interest receivable being written-off for nonperforming loans, a general decline in market interest rates and an increase in the percentage of the portfolio originated directly to consumers which typically carries lower interest rates.  Provision expense increased 20% during fiscal year 2004 due to an increase in nonperforming loans.  Net charge-offs have increased during the past two years as a result of a significant decline in general economic conditions, high unemployment rates and a decline in wholesale used car prices which increased loss severity.  While total operating expenses as a percentage of the average managed portfolio decreased from 4.2% for the year ended April 30, 2003 to 3.1% for the year ended April 30, 2004, total dollar expenses increased $3.3 million.  The majority of the increase in dollar expenses relates to the increase in the average managed portfolio; however a significant amount of expenditures during 2004 can be attributed to higher repossession rates, which increase collection costs, and a focus by the Company on growing the direct lending business which created increased costs associated with salaries, postage and credit bureau fees.

These factors have been offset by a 17% decrease in the Company’s cost of debt as a result of a general decline in market interest rates, a 352% increase in servicing income due to an increase in the portfolio of receivables serviced for third parties, the Company’s investment in First Auto Receivable Corporation (“FARC”) and a leveraging of the Company’s operating expense structure.

Interest Income. Total interest income for the year ended April 30, 2004 decreased to $30,498 compared to $32,940 for the year ended April 30, 2003.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of receivables held for investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment decreased7% for the year ended April 30, 2004 compared to the year ended April 30, 2003.  This is a reduction of 111 basis points, or a 7% decrease, in the yield on Receivables Held for Investment for the year ended April 30, 2004 compared the year ended April 30, 2003.  The reduction in yield for the year ended April 30, 2004 is due to (i) an increase in interest written-off for impaired loans (ii) a lower weighted average interest rate on the performing portfolio which reflects the Company’s increased focus on receivables originated directly to consumers which typically carry lower interest rates and (iii) the overall competitive environment for receivables originated through dealerships.  The decline in effective yields has been partially offset by a 1% increase in the average portfolio outstanding for the period ended April 30, 2004 compared to the period ended April 30, 2003.

Interest income on Receivables Acquired for Investment for the year ended April 30, 2004 decreased to $(9) compared to $451 for the year ended April 30, 2003.  The decrease is due to the liquidation of performing assets.

Interest Expense. Interest expense for the year ended April 30, 2004 decreased to $8,438 compared to $10,166 for the year ended April 30, 2003. Interest expense on Receivables Held for Investment decreased 17% for the year ended April 30, 2004.  The reduction in interest expense is primarily due to a general decline in overall market interest rates as a result the current economic environment and market rate reductions adopted by the Federal Reserve system which were offset by the Company’s decision to lock in interest rates on $140 million of debt in November 2003 through the issuance of Term Notes to minimize the risk of future interest rate increases.  Longer term fixed rate Term Notes typically carry higher interest rates than shorter term floating rate debt.  Interest rates decreased 92 basis points, or 20%, on the outstanding borrowings for the year ended April 30, 2004 compared to the year ended April 30, 2003.  This was offset by a 7% higher average debt outstanding for the year ended April 30, 2004 compared to the year ended April 30, 2003 as a result of a slightly higher average portfolio of Receivables Held for Investment and the impact of issuing Term Notes which includes a $30 million prefunding component.

Provision for Credit Losses. The provision for credit losses for the year ended April 30, 2004 increased to $12,428 as compared to $10,338 for the year ended April 30, 2003. The increase in provision for credit losses is primarily due to the Company’s assessment of weakened economic conditions and the ability of customers to maintain comparable employment.  Additionally, recovery rates on repossessions have suffered due to decreasing prices and increased incentives for new vehicles which decreases the demand and price for used vehicles and negatively impacts recovery rates and loss severity.

Net charge-offs for the year ended April 30, 2004 increased to $12,626 compared to $10,279 for the year ended April 30, 2003.  The increase in net charge-offs for the year ended April 30, 2004 is primarily due to a 13% increase in losses from repossessions and a 300% increase in other losses which include losses related to customer bankruptcies and loans that were significantly delinquent and no longer supported by collateral.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200 million of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276 million of installment loan receivables for unrelated third parties.  Servicing revenue increased to $4,889for the year ended April 30, 2004 compared to $1,080 for year ended April 30, 2003.  The increase in servicing revenue for the year ended April 30, 2004 is due to the 2004 period containing a full year of servicing revenue compared to a partial year in 2003. Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Late Fees and Other Income. Late fees and other income increased to $1,825 for the year ended April 30, 2004, compared to $1,186 for the year ended April 30, 2003.  The increase is attributable to a 132% increase in fees related to providing electronic payment services to our customers.  Additionally, fiscal year 2004 reflects fee income received related to GAP Insurance and extended service contracts sold to consumers in connection with the Company’s direct lending activities that were not present in fiscal year 2003.

Late fees and other income are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business which will effect the ability of the Company to generate fee income from marketing insurance and warranty products.

Income from Investment. Income from investment reflects 40% of total servicing revenue earned from servicing activities performed by the Company for FARC and 40% of interest income earned on junior mezzanine debt.  Income from investment increased to $1,009 for the year ended April 30, 2004 compared to $418 for the year ended April 30, 2003. The increase in income from investment for fiscal year 2004 is due to the 2004 period containing income for the entire fiscal year.  Fiscal year 2003 contains only a partial year’s earnings.  Income from investments is impacted by the outstanding balance of investments held, general market interest rates and the profitability of FARC.  The Company anticipates that contributions from the FARC investment will continue to decline as the portfolio of receivables owned by FARC amortizes.

Other Interest Income.Other interest income increased to $460 for the year ended April 30, 2004, compared to $283 for the year ended April 30, 2003.  The primary reasons for the increase are related to interest earned on the junior mezzanine debt owed by FARC and the fact that fiscal year 2004 reflects income for the full year compared to only four months in fiscal year 2003.  Other interest income is impacted by the outstanding balance of the junior mezzanine debt and general market interest rates.

Realized and Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  A net realized loss of $(34) for the year ended April 30, 2004 is principally due to the termination of these positions.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $8,538 for the year ended April 30, 2004, compared to $7,786 for the year ended April 30, 2003.  The increase is primarily due to higher benefits costs and higher staffing levels required to accommodate the increase in the managed portfolio from the addition of the FARC assets, the March 19, 2003 loan servicing agreement and an increase in direct lending activities. The overall number of employees of the Company is primarily correlated to (i) the total number of receivables managed, since the majority of the Company’s employees are involved in loan collection activities and, (ii) origination growth rates which require additional marketing and credit underwriting personnel.

Operating Expenses. Operating expenses increased to $5,012 for the year ended April 30, 2004, compared to $2,454 for the year ended April 30, 2003.  The increase in operating expenses for the fiscal year 2004 period is due to the increased servicing costs associated with an additional $476 million in loans from the December 24, 2002, FARC and the March 19, 2003, loan servicing agreements.  Operating expenses for the year ended April 30, 2003 contain four months of servicing expense for the December 24, 2002, FARC portfolio and no expenses associated with the March 19, 2003 loan servicing agreement.  Additionally, the Company’s decision to grow the direct lending business in fiscal year 2004 increased expenses, particularly printing, credit bureau and postage costs, associated with the Company’s direct lending initiative. Overall operating expenses are generally correlated to the total number of receivables managed by the Company.

General and Administrative. General and administrative expenses increased to $3,723 for the year ended April 30, 2004, compared to $3,554 for the year ended April 30, 2003.  The year ended April 2004 experienced slightly higher equipment rental, bank service charges, commissions and liability insurance premiums when compared to the year ended April 30, 2003.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense decreased to $468 for year ended April 30, 2004, compared to $643 for the year ended April 30, 2003. The decrease was primarily due to a 25% reduction in the average outstanding borrowings on the Company’s working capital line for the year ended April 30, 2004, compared to 2003.  Additionally, the shareholder loan in fiscal year 2004 had 48% reduction in average outstanding borrowings compared to fiscal year 2003.  As of April 30, 2004 the shareholder loan was fully paid.

Fiscal Year Ended April 30, 2003, Compared to Fiscal Year Ended April 30, 2002 (dollars in thousands)

Interest Income.  Interest income for 2003 decreased $4,607, or 12%, over 2002, primarily as a result of a 4% decrease in the average principal balance of Receivables Held for Investment 2002 to 2003 and a decrease in the effective yield from 15.4% for 2002 to 15.0% in 2003.  Additionally interest income on Receivables Acquired for Investment decreased by 83%. The decrease in interest income on Receivables Acquired for Investment is attributable to a 74% decline in the average principal balances of the Receivables Acquired for Investment for 2003 as compared to 2002.

Interest Expense.  Interest expense for 2003 decreased by $3,544, or 26%, over 2002. A decrease in the weighted average borrowings outstanding under credit and term facilities of 3% resulted in $394 of this difference. These facilities are used to fund Receivables Held for Investment. The weighted average cost of debt to fund Receivables Held for Investment decreased to 4.6% for the year ended April 30, 2003, compared to 5.8% for the year ended April 30, 2002, accounting for $2,619 of the difference. Lastly, the interest expense on the Receivables Acquired for Investment decreased $531 resulting from a decrease in the weighted average borrowings outstanding of 85%.

Provision for Credit Losses.  The provision for credit losses for 2003 increased by $1,397, or 16%, over 2002. The provision is affected by a) the amount of net charge offs and b) changes in the portfolio size. Net charge offs increased from $9,291 in fiscal 2002 to $10,279 in fiscal 2003 due to an increase in the frequency of repossessions and lower recovery rates from the sales of repossessed vehicles.  The higher frequency is directly related to the weakened economic conditions and the resulting inability of certain customers to maintain comparable employment.  Lower recovery rates on repossessions are due to an increase in supply of used vehicles and increased incentives for new vehicles which decreased the demand and price for used vehicles.  Contributing to the increase in charge offs was the provision impact of a growing portfolio. Based primarily on historical loss experience of various aging categories, the Company provides a reserve equal to 1.1% of the outstanding principal balance of Receivables Held for Investment.  Since the average portfolio size decreased during fiscal 2002 and increased in 2003, a higher provision expense was incurred for 2003.

Loss on Receivables Acquired for Investment.  During fiscal year 2002, a loss of $1,260 was recorded from Receivables Acquired for Investment.  These assets are comprised of loans previously originated by Auto Lenders Acceptance Corporation and include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through the FIACC credit facility.  The 2002 loss is due to an 87 basis point increase in the cumulative loss rate from 2001 for these portfolios.  The increase in the cumulative loss rate was due to the higher loss frequency and severity in these portfolios.  These loans are secured by older vehicles which typically experience a larger drop in value in a weak auction market.

Servicing Revenue.  During the third and fourth quarter of fiscal 2003, FISC contracted with FARC and with an unrelated third party to perform servicing and collection activities for two separate, distinct pools.  The gross servicing fee income of $1,080 relates to the income earned on these pools.

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

Realized and Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  Unrealized losses of $256 for fiscal year 2003 principally are due to negative mark to market movements due to the declining interest rate environment on interest rate caps required for the FIARC credit facility.  For fiscal year 2002, the Company purchased both sides of the interest rate caps through separate subsidiaries and thus market movements offset. The remaining unrealized losses are due to movements in the $100 million 6.42% pay fixed swap versus movements in the $100 million 5.025% pay floating swap.  These two derivatives will not directly offset over the remaining term due to interest rate fluctuations between periods.

Salaries and Benefit Expenses. Salaries and benefit costs decreased to $7,879 in 2003 from $8,041 in 2002.  The decrease is primarily due to reduced headcount needs related to the lower average portfolio and outsourcing a portion of collections to a third party service.  Salaries and benefits increased in the fourth quarter of fiscal 2003 due to the addition of two servicing portfolios.

Other Interest Expense.  Other interest expense decreased $142, or 18%, for the year ended April 30, 2003 over the year ended April 30, 2002. The decrease is principally related to a decrease in the average borrowings outstanding under the working capital facility of 16% and a 7% reduction in the interest rate.

Other Expenses.  Other expenses decreased $750, or 11%, in fiscal 2003 primarily due to a $666 decrease in amortization expense, of which $555 related to a 2002 termination of a term loan working capital facility.  Additionally, decreases in depreciation and telephone expense were partially offset by higher 2003 expenses related to a higher managed portfolio and the ramp up of the direct lending business.

Income Before Provision for Income Taxes and Minority Interest.  During 2003, income before provision for income taxes and minority interest increased by $803, or 487%, from 2002 as a result of the factors discussed above.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $90 million of receivables to be held for investment for 2004 compared to $114 million in 2003.

The Company funds loan originations through a combination of two warehouse credit facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, not to exceed $50 million.  Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source of up to $150 million. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued term notes. Substantially all of the Company’s receivables are pledged to collateralize these credit facilities and term notes.  The Company is obligated to meet certain financial covenants.  Noncompliance may significantly affect cash flow.

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $119million in 2004 and $113.4 million in 2003.  Such cash flow funds repayment of amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense and servicing and custodial fees. During the fiscal year 2004, the Company required net cash of $2.4 million as the receivables originated exceeded portfolio collections.  During the fiscal year 2003, the Company required net cash of $33.2 million as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of April 30,

2004, the Company had $157.3 million of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the credit facilities.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.  At April 30, 2004 and 2003 the Company’s unencumbered cash was $2,018,490 and $2,617,680 respectively.  The decrease in available cash is primarily due to an increase in expenditures related to the Company’s direct lending business.  Cash and servicing fees collected after month end, but related to the prior month activity totaled $555,922 and $2,053,646 as of April 30, 2004 and 2003, respectively. Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.  In addition, as of April, 2004, the Company had $150 million available under the FIARC warehouse facility.

Capitalization. The Company expects to rely primarily on its credit facilities and the issuance of secured term notes to acquire and retain receivables. The Company believes its existing credit facilities have adequate capacity to fund the increase of the receivables portfolio expected in the foreseeable future. While the Company has no reason to believe that these facilities will not continue to be available, their termination could have a material adverse effect on the Company’s operations if substitute financing on comparable terms was not obtained.

Financing Arrangements. The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. On November 20, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.7% and 4.6% for the fiscal years ending April 30, 2004 and 2003, respectively.

Warehouse Facilities as of April 30, 2004

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At April 30, 2004
FIARC	$150,000,000	—	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	2.27%
FIRC	$50,000,000	$42,705,810	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	1.64%

Warehouse Facilities – Credit Enhancement as of April 30, 2004

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during fiscal year 2003 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 3.9% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2003 and 2004 were $4,141,328 and $3,066,131, respectively, and accounted for 3.8% and 3.5% of the aggregate principal balance of the receivables originated during such respective periods.

In April 1994, the Company organized First Investors Insurance Company (the “Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100% of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary.  In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2004, the Insurance Subsidiary had capital and surplus of $2,500,189 and unencumbered cash reserves of $1,205,263 in addition to the $3,265,274 trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	December 2, 2004	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 2, 2004	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004.  On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004.  There was no balance outstanding under the FIARC facility on April 30, 2004.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of April 30, 2004.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$44,335,659	3.46%
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$120,382,531	2.58%

Credit enhancement on the two Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2002-A	2% of Initial Pool Balance including Pre-Funding Amount	99% initial advance decreasing to 97%	Surety Bond
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2003 and April 30, 2004, the outstanding principal balances on the 2002-A Term Notes were $87,358,847 and $44,335,659 respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004, the outstanding principal balances on the 2003-A Term notes were $120,382,531.

Acquisition Facility.  On August 8, 2000, the Company entered into an agreement with Wachovia Securities.  Under the agreement, a partnership was created in which FIFS Acquisition served as the general partner and contributed its assets for a 70% interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, served as the limited partner with a 30% interest in the partnership (the “Partnership”). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, an affiliate of Wachovia Securities, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC’s commercial paper rate plus 0.95% per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75% of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC’s commercial paper rate plus 5.38% per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The Class B Notes were paid in full on September 15, 2000.  After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests.  Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal, thus no further partnership distributions were paid until the Class A Notes were retired.  On February 20, 2003, the Class A Notes were fully paid.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc. and accordingly receives all excess cashflows.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus 1.5% to LIBOR plus 2.25%.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  At April 30, 2003 and 2004, there was $8,714,518 and $8,761,143, respectively, outstanding under this facility.

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

Shareholder Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $746,280 and $0 outstanding under this facility as of April 30, 2003 and 2004 respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any covenants governing these financing arrangements at April 30, 2004.

Interest Rate Management.  The Company’s warehouse credit facilities and working capital facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company’s receivables bear interest at fixed rates that do not generally vary with a change in market interest rates. Since a primary contributor to the Company’s profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

On September 27, 2000, the Company entered into a swap under which the Company would pay a fixed rate of 6.30% and receive the prevailing one month LIBOR rate on a notional amount of $100 million.  Under the terms of the swap, the counterparty had the option of extending the swap for an additional three years to mature on April 15, 2004 at a fixed rate of 6.42%.  On April 15, 2001, the counterparty exercised its extension option.

On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004.  Under the terms of these swaps, the Company will pay a floating rate based on one month LIBOR and receive a fixed rate of 5.025%.  Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed swap created by rapidly declining market interest rates.  In connection with the decision to enter into the $100 million floating rate swap, the Company elected to change the designation of the $100 million fixed rate swap from a cash flow hedge and not account for the instrument as a hedge under SFAS No. 133.  As a result, the change in fair value of the swaps is reflected in net income for periods subsequent to May 31, 2001.

During fiscal year 2004, as a requirement of the FIARC commercial paper facility, the Company entered into various interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstandings under the FIARC facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps.

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,199,386 as of April 30, 2004 and $2,397,216 as of April 30, 2003 as a percentage of Receivables Held for Investment of $207,489,339 as of April 30, 2004 and $226,362,218 as of April 30, 2003 was 1.1%.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $12,428,175 and $10,337,718 have been recorded for the twelve months ended April 30, 2004 and April 30, 2003, respectively.

The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.  SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology utilized is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status in the next six months.  The estimated number of impairments is then multiplied by estimated loss per loan, which is based on historical information.  The computed reserve is then compared to the amount recorded for adequacy.  The Company compares the six-month result to prior six-month periods to compare trends and evaluate any other internal or external factors that may affect collectibility. The allowance for credit losses is based on estimates and qualitative evaluations and ultimate losses will vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.  The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	As of or for the Year Ended April 30,
	2003		2004
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	203	$1,909	186	$1,691
60 - 89 days	111	1,051	78	650
90 days or more	409	3,967	291	2,757
Total delinquencies	723	$6,927	555	$5,098
Total delinquencies as a percentage of outstanding receivables	3.9%	3.1%	3.4%	2.5%
Net charge-offs as a percentage of average receivables outstanding during the period		4.7%		5.7%

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

As of April 30, 2004, there were 522 accounts totaling $4,942,694 that were in bankruptcy status and were more than 30 days past due.  As of April 30, 2003, there were 621 accounts totaling $6,106,924 that were in bankruptcy status and were more than 30 days past due.  As of April 30, 2003 and 2004, 82% and 87%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for loans acquired through a transfer (including a business combination) that have differences between their expected cash flows and their contractual cash flows, due in part to credit quality. The SOP requires that the excess of the expected cash flows at acquisition to be collected over the acquirer’s initial investment be recognized on a level-yield basis over the loan’s life. Any future excess of contractual cash flows over the original expected cash flows is recognized as a future yield adjustment. Future decreases in actual cash flows over the original expected cash flows are recognized as impairment and expensed immediately. Valuation allowances can not be created or “carried over” in the initial accounting for loans acquired that are within the scope of the SOP. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  The Company does not anticipate SOP 03-3 will have a material effect on the Company’s financial statements.

ITEM 7A.  QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company relies almost exclusively on revolving credit facilities to fund its origination of receivables. Periodically, the Company will transfer receivables from a revolving to a term credit facility. Currently all of the Company’s credit facilities in bear interest at floating rates tied to either a commercial paper index or LIBOR.

As of April 30, 2004, the Company had $51.5 million of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $271,145 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of April 30, 2003, the Company had $150.6 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $957,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2004 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information responsive to this item appears under the caption “Election of Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders expected to be held on September 10, 2004, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information related to the nomination of directors appears under the caption “Corporate Governance” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders expected to be held on September 10, 2004, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information related to the Company’s Code of Business Conduct and Ethics, adopted April 28, 2004, appears under the caption “Corporate Governance” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders expected to be held on September 10, 2004, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.  The Code of Business Conduct and Ethics has also been filed under Item 15 as an exhibit to this Form 10-K.

The Audit Committee of the Board of Directors has designated one or more persons as financial experts.  Information related to the financial expert designation and the Audit Committee appears under the caption “Other Information Concerning the Board of Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders expected to be held on September 10, 2004, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this item appears under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders expected to be held on September 10, 2004, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this item appears under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders expected to be held on September 10, 2004, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this item appears under the caption “Related Party Transactions” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders expected to be held on September 10, 2004, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to this item appears under the caption “Proposal 2: Ratification of Appointment of Independent Auditors” in the Company’s proxy statement for the 2004 annual meeting of shareholders expected to be held on September 10, 2004, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

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

Credit Agreement dated as of October 16, 1992 among F.I.R.C., Inc. (“FIRC”) and NationsBank of Texas, N.A., individually and as agent for the banks party thereto, as amended by First Amendment to Credit Agreement and Loan Documents dated as of November 5, 1993, Second Amendment to Credit Agreement and Loan Documents dated as of March 3, 1994, Third Amendment to Credit Agreement and Loan Documents dated as of March 17, 1995 and Fourth Amendment to Credit Agreement and Loan Documents dated as of July 7, 1995.

10.6(a)	—	Intentionally omitted.

10.7(a)	—	Intentionally omitted.
10.8(a)	—	Intentionally omitted.
10.9(a)	—	Intentionally omitted.
10.10(a)	—	Intentionally omitted.
10.11(a)	—	Intentionally omitted.
10.12(a)	—	Intentionally omitted.
10.13(a)	—	Facultative Reinsurance Agreement between National Fire Insurance Company of Pittsburgh and First Investors Insurance Company, as reinsurer, dated as of May 26, 1995.
10.14(a)	—	Blanket Collateral Protection Insurance Policy dated October 5, 1992 issued by Agricultural Excess & Surplus Insurance Company to FIRC as insured.
10.15(a)	—	Intentionally omitted.
10.16(a)	—	Intentionally omitted.
10.17(a)	—	Lease Agreement between A.I.G. Realty, Inc. and First Investors dated as of June 1, 1992, as amended by Amendment One dated October 29, 1993 and Amendment Two dated October 26, 1994.
10.18(a)	—	Intentionally omitted.
10.21(a)	—	1995 Employee Stock Option Plan of the Registrant.
10.22(a)	—	Form of Stock Option Agreement between the Registrant and Robert L. Clarke dated August 25, 1995.
10.23(b)	—	Intentionally omitted.
10.24(b)	—	Intentionally omitted.
10.25(b)	—	Amendment Three dated October 10, 1995 to the Lease Agreement between A.I.G. Realty, Inc. and the Registrant, filed as Exhibit 10.17.
10.26(b)	—	Intentionally omitted.
10.27(b)	—	Intentionally omitted.
10.28(c)	—	Intentionally omitted.
10.29(d)	—

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

10.62(m)	—	Intentionally omitted.
10.63(m)	—	Intentionally omitted.
10.64(m)	—	Intentionally omitted.
10.65(m)	—	Intentionally omitted.
10.66(m)	—	Intentionally omitted.
10.67(m)	—	Intentionally omitted.
10.68(n)	—	Administrative Services Agreement dated as of August 8, 2000 between Project Brave Limited Partnership and First Union Securities, Inc.
10.69 (n)	—	Project Brave Limited Partnership Agreement of Limited Partnership dated as of July 1, 2000.
10.70 (n)	—	Amended and Restated NIM Collateral Purchase Agreement dated as of August 8, 2000.
10.71 (n)	—	Amended and Restated Contract Purchase Agreement dated as of August 8, 2000.
10.72 (n)	—	First Amendment to Amended and Restated NIM Collateral Purchase Agreement dated as of September 15, 2000.
10.73 (n)	—	First Amendment to Servicing Agreement dated as of September 13, 2000.
10.74 (n)	—	First Amendment to Transfer and Servicing Agreement dated as of September 15, 2000.
10.75 (n)	—	Project Brave Limited Partnership Asset-Backed Notes Indenture dated as of August 8, 2000.
10.76 (n)	—

Note Purchase Agreement between Project Brave Limited Partnership as Issuer, First Union Securities, Inc., as Deal Agent, the Note Investors named herein, First Union National Bank as Liquidity Agent and Variable Funding Capital Corporation, as an Initial Note Investor, dated as of August 8, 2000.

10.77 (n)	—	Supplemental Indenture No. 1 (Project Brave Limited Partnership) dated as of September 15, 2000.
10.78 (n)	—	Third Amendment to Security Agreement dated as of September 13, 2000.
10.79 (n)	—

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

10.80 (o)	—

Second Amended and Restated Credit Agreement dated as of November 15, 2000 Among F.I.R.C., Inc. as Borrower and the Financial Institutions Now or Hereafter Parties Hereto as Banks and Bank of America, N. A. as Agent.

10.81 (o)	—	Third Amended and Restated Collateral Security Agreement dated as of November 15, 2000.
10.82 (o)	—	Fourth Amendment to Amended and Restated Purchase Agreement dated as of November 15, 2000.
10.83 (o)	—	First Amendment to Servicing Agreement dated as of November 15, 2000.
10.84 (o)	—	Intentionally omitted.
10.85 (o)	—	Intentionally omitted.
10.86 (o)	—	Intentionally omitted.
10.87 (o)	—	Intentionally omitted.
10.88 (o)	—	Intentionally omitted.
10.89 (o)	—	Intentionally omitted.
10.90 (o)	—	Intentionally omitted.
10.91 (o)	—	Intentionally omitted.
10.92 (o)	—	Amendment No. 2 To Insurance Agreement for First Investors Auto Receivables Corporation Revolving Automobile Receivables Financing Facility dated as of November 29, 2000.
10.93 (o)	—	Amendment Number 3 To Security Agreement dated as of November 29, 2000.
10.94 (o)	—	Warrant No. 1 to Purchase 111,334 Shares of Common Stock, $.01 par value.
10.95 (o)	—	Warrant No. 2 to Purchase 55,667 Shares of Common Stock, $.01 par value.
10.96 (o)	—	Amendment Number 3 To Purchase Agreement dated as of November 29, 2000.
10.97 (o)	—	Amendment Number 1 To Servicing Agreement dated as of November 29, 2000.

10.98 (p)	—

First Omnibus Amendment to the Transaction Documents dated December 6, 2001 between F.I.R.C., Inc., First Investors Financial Services, Inc., First Investors Servicing Corporation, Bank of America, N.A., First Union Securities, Inc. and Wells Fargo Bank Minnesota, National Association

10.99 (p)	—	Security Agreement dated December 6, 2001 between First Investors Residual Funding L.P. and First Union Securities, Inc.
10.100(p)	—	Sale and Servicing Agreement dated December 6, 2001 between First Investors Residual Funding L.P., First Investors Financial Services, Inc. and First Union Securities, Inc.
10.101(p)	—	Note Purchase Agreement dated December 6, 2001 between First Investors Residual Funding L.P, First Union Securities, Inc., First Union National Bank and Variable Funding Capital Corporation
10.102(p)	—

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

10.109(q)	—	2002 Non-Employee Director Stock Option Plan dated July 18, 200
10.110(r)	—	Amended and Restated Trust Agreement dated November 20, 2003 between First Investors Auto Funding Corporation and Deutsche Bank Trust Company Delaware.
10.111(r)	—	Indenture dated November 20, 2003 between First Investors Auto Owner Trust 2003-A and Wells Fargo Bank Minnesota, National Association.
10.112(r)	—

Sale and Allocation Agreement dated November 20, 2003 between First Investors Auto Owner Trust 2003-A, First Investors Auto Funding Corporation, First Investors Servicing Corporation and Wells Fargo Bank Minnesota, National Association.

10.113(r)	—

Insurance Agreement dated November 20, 2003 between MBIA Insurance Corporation, First Investors Servicing Corporation, First Investors Financial Services, Inc., First Investors Auto Funding Corporation, First Investors Auto Owner Trust 2003-A, Deutsche Bank Trust Company Delaware and Wells Fargo Bank Minnesota, National Association.

14.1	—	Code of Business Conduct and Ethics adopted April 28, 2004
21.1(j)	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(a)	-	Exhibit previously filed with the Company’s Registration Statement on Form S-1, Registration No. 33-94336 and incorporated herein by reference.

(b)	-	Exhibit previously filed on 1996 Form 10-K and incorporated herein by reference.
(c)	-	Exhibit previously filed on July 31, 1996 First Quarter Form 10-Q and incorporated herein by reference.
(d)	-	Exhibit previously filed on October 31, 1996 Second Quarter Form 10-Q and incorporated herein by reference.
(e)	-	Exhibit previously filed on January 31, 1997 Third Quarter Form 10-Q and incorporated herein by reference.
(f)	-	Exhibit previously filed on July 31, 1997 First Quarter Form 10-Q and incorporated herein by reference.
(g)	-	Exhibit previously filed on January 31, 1998 Third Quarter Form 10-Q and incorporated herein by reference.
(h)	-	Exhibit previously filed on 1998 Form 10-K and incorporated herein by reference.
(i)	-	Exhibit previously filed on October 31, 1998 Second Quarter Form 10-Q and incorporated herein by reference.
(j)	-	Exhibit previously filed on October 2, 1998 Form 8-K and incorporated herein by reference.
(k)	-	Exhibit previously filed on January 31, 1999 Third Quarter Form 10-Q and incorporated herein by reference.
(l)	-	Exhibit previously filed on 1999 Form 10-K and incorporated herein by reference.
(m)	-	Exhibit previously filed on March 21, 2000 Third Quarter Form 10-Q/A and incorporated herein by reference.
(n)	-	Exhibit previously filed on October 31, 2000 Second Quarter Form 10-Q and incorporated herein by reference.
(o)	-	Exhibit previously filed on January 31, 2001 Third Quarter Form 10-Q and incorporated herein by reference.
(p)	-	Exhibit previously filed on January 31, 2002 Third Quarter Form 10-Q and incorporated herein by reference.
(q)	-	Exhibit previously filed on July 31, 2002 First Quarter Form 10-Q/A and incorporated herein by reference.
(r)	-	Exhibit previously filed on January 31, 2004 Third Quarter Form 10-Q and incorporated herein by reference.

(b)  Reports on Form 8-K

Form 8-K filed March 10, 2004 reporting third quarter financial results.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date:	July 20, 2004	By: /s/ Tommy A. Moore, Jr.
Tommy A. Moore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.

Signature		Title

/s/ Tommy A. Moore, Jr.		President and Chief Executive Officer, Director
Tommy A. Moore, Jr.		(Principal Executive Officer)

/s/ Bennie H. Duck		Vice President and Chief Financial Officer
Bennie H. Duck		(Principal Financial and Accounting Officer)

/s/ John H. Buck		Director
John H. Buck

/s/ Robert L. Clarke		Director
Robert L. Clarke

/s/ Seymour M. Jacobs		Director
Seymour M. Jacobs

/s/ Roberto Marchesini		Director
Roberto Marchesini

/s/ Walter A. Stockard		Director
Walter A. Stockard

/s/ Walter A. Stockard, Jr.		Director
Walter A. Stockard, Jr.

/s/ Daniel M. Theriault		Director
Daniel M. Theriault

Date:	July 20, 2004

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of First Investors Financial Services Group, Inc.

We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
July 8, 2004

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — APRIL 30, 2003 and 2004

	2003	2004
ASSETS
Receivables Held for Investment, net	$228,989,162	$209,777,347
Receivables Acquired for Investment, net	2,704,247	1,190,230
Cash and Short-Term Investments, including restricted cash of $19,302,651 and $19,036,747	21,920,331	21,055,237
Accrued Interest Receivable	3,381,394	2,576,023
Assets Held for Sale	1,303,393	851,426
Other Assets:
Funds held under reinsurance agreement	3,993,341	4,182,134
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $4,508,798 and $5,759,477	5,594,948	6,115,203
Current income taxes receivable	1,004,231	8,212
Interest rate derivative positions	4,105,307	—
Total assets	$272,996,354	$245,755,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$141,944,521	$42,705,810
Term Notes	87,358,847	164,718,190
Working capital facility	8,714,518	8,761,143
Other borrowings	746,280	—
Other Liabilities:
Accounts payable and accrued liabilities	1,709,208	1,708,984
Deferred income taxes payable	49,593	558,000
Interest rate derivative positions	5,248,080	—
Total liabilities	245,771,047	218,452,127

Commitments and Contingencies	—	—
Minority Interest	732,023	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,566,669 issued; 5,026,269 outstanding at April 30, 2003 and 5,583,669 issued; 5,000,269 outstanding at April 30, 2004	5,567	5,584
Additional paid-in capital	18,678,675	18,754,608
Retained earnings	10,481,696	10,515,258
Accumulated other comprehensive income – unrealized derivative losses, net of taxes	(896,789)	—
Less, treasury stock, at cost, 540,400 and 583,400 shares	(1,775,865)	(1,971,765)
Total shareholders’ equity	26,493,284	27,303,685
Total liabilities and shareholders’ equity	$272,996,354	$245,755,812

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended April 30, 2002, 2003 and 2004

	2002	2003	2004

Interest Income	$37,547,770	$32,939,897	$30,498,270
Interest Expense	13,710,371	10,165,739	8,437,766
Net interest income	23,837,399	22,774,158	22,060,504
Provision for Credit Losses	8,940,601	10,337,718	12,428,175
Loss on Receivables Acquired for Investment and Trust Certificates	1,260,000	—	—
Net Interest Income After Provision for Credit Losses	13,636,798	12,436,440	9,632,329
Other Income (Expense):
Servicing revenue	—	1,080,433	4,888,899
Late fees and other	1,128,653	1,185,629	1,825,406
Income from investment	—	418,099	1,009,322
Other interest income	681,650	282,708	460,243
Realized and unrealized loss on interest rate derivative positions	(121,349)	(329,059)	(33,737)
Total other income	1,688,954	2,637,810	8,150,133
Costs and Expenses:
Salaries and benefits	7,902,868	7,785,835	8,538,033
Operating expense	2,564,566	2,453,523	5,012,009
General and administrative	4,238,200	3,553,975	3,722,842
Other interest expense	784,789	643,296	468,153
Total operating expenses	15,490,423	14,436,629	17,741,037
Income (Loss) Before Provision (Benefit) for Income Taxes and Minority Interest	(164,671)	637,621	41,425
Provision (Benefit) for Income Taxes:
Current	7,615	(373,030)	(66,139)
Deferred	(185,235)	564,220	85,430
Total provision (benefit) for income taxes	(177,620)	191,190	19,291
Minority Interest	321,961	113,813	(11,429)

Net Income (Loss)	$(309,012)	$332,618	$33,563

Basic and Diluted Net Income (Loss) per Common Share	$(0.06)	$0.07	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended April 30, 2002, 2003 and 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total

Balance, April 30, 2001	$5,567	$18,639,918	$10,458,090	$—	$—	$29,103,575
Comprehensive Income (loss):
Net loss	—	—	(309,012)	—	—	(309,012)
Cumulative effect of accounting Change, net of tax benefit of $1,437,925	—	—	—	—	(2,501,595)	(2,501,595)
Unrealized gains (losses) on Derivatives, net of tax benefit of $28,970	—	—	—	—	(50,400)	(50,400)
Reclassification of earnings, net of taxes of $471,401	—	—	—	—	820,109	820,109
Comprehensive loss						(2,040,898)
Warrants issued	—	38,757	—	—	—	38,757
Treasury stock purchases	—	—	—	(515,000)	—	(515,000)
Balance, April 30, 2002	5,567	18,678,675	10,149,078	(515,000)	(1,731,886)	26,586,434

Comprehensive income:

Net income	—	—	332,618	—	—	332,618
Unrealized gains on derivatives, net of tax benefit of $4,201	—	—	—	—	7,300	7,300
Reclassification of earnings, net of taxes of $475,820	—	—	—	—	827,797	827,797
Comprehensive income						1,167,715
Treasury stock purchases	—	—	—	(1,260,865)	—	(1,260,865)
Balance, April 30, 2003	5,567	18,678,675	10,481,696	(1,775,865)	(896,788)	26,493,284

Comprehensive income:

Net income	—	—	33,563	—	—	33,563
Reclassification of earnings, net of taxes of $515,477	—	—	—	—	896,788	896,788
Comprehensive income						930,351
Treasury stock purchases				(195,900)		(195,900)
Issuance of common stock	17	75,933	—	—	—	75,950
Balance, April 30, 2004	$5,584	$18,754,608	$10,515,258	$(1,971,765)	—	$27,303,685

The accompanying notes are an integral part of this consolidated financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended April 30, 2002, 2003 and 2004

	2002	2003	2004

Cash Flows From Operating Activities:
Net income (loss)	$(309,012)	$332,618	$33,563
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization expense	5,180,991	3,919,567	3,822,882
Provision for credit losses	8,940,601	10,337,718	12,428,175
Minority interest	321,961	113,813	(11,429)
(Increase) decrease in:
Accrued interest receivable	(32,850)	(71,478)	805,371
Restricted cash	(870,034)	4,106,495	265,904
Deferred financing costs and other assets	(1,471,793)	(601,449)	(1,778,903)
Funds held under reinsurance agreement	(242,152)	(558,433)	(188,794)
Deferred income taxes receivable	(529,646)	529,646	—
Current income tax receivable	448,496	399,241	996,019
Interest rate derivative positions	(4,851,086)	(151,010)	5,002,096
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,565,697)	(332,772)	(224)
Deferred income taxes payable	(735,212)	49,593	508,407
Interest rate derivative positions	5,885,940	(637,860)	(5,248,080)
Net cash provided by operating activities	10,170,507	17,435,689	16,634,987
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(78,474,896)	(114,245,233)	(90,050,875)
Purchase of Receivables Acquired for Investment	—	—	(328,787)
Purchase of investments	—	(1,884,450)	—
Principal payments from Receivables Held for Investment	91,410,942	81,009,858	87,638,125
Principal payments from Receivables Acquired for Investment	16,124,077	6,002,312	1,122,210
Payments received on assets held for sale	8,089,277	6,898,267	7,467,053
Purchase of furniture and equipment	(571,301)	(220,289)	(382,929)
Net cash provided by (used in) investing activities	36,578,099	(22,439,535)	5,464,797
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	141,764,537	219,023,400	123,751,068
Term notes	159,036,000	—	139,661,000
Working capital facility	13,500,000	—	2,000,000
Other borrowings	525,000	1,221,280	—
Principal payments made on—
Warehouse credit facilities	(278,800,813)	(108,292,312)	(222,989,779)
Term notes	(60,702,087)	(95,900,937)	(62,301,657)
Acquisition term facility	(7,455,285)	(3,670,765)	—
Working capital facility	(14,526,480)	(3,084,002)	(1,953,375)
Other borrowings	—	(1,000,000)	(746,280)
Proceeds from the issuance of common stock	—	—	75,950
Treasury stock purchased	(515,000)	(1,260,865)	(195,900)
Net cash provided by (used in) financing activities	(47,174,128)	7,035,799	(22,698,973)
Increase (Decrease) in Cash and Short-Term Investments	(425,522)	2,031,953	(599,189)
Cash and Short-Term Investments at Beginning of Period	1,011,249	585,727	2,617,680
Cash and Short-Term Investments at End of Period	$585,727	$2,617,680	$2,018,491
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for—
Interest	$13,330,558	$9,485,192	$7,807,027
Income taxes	(474,918)	(307,267)	(969,690)
Non-cash financing activities—
Exchange of warrants for financing fees	$38,757	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2002, 2003 and 2004

1.  The Company

Organization.  First Investors Financial Services Group, Inc. (First Investors)  was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS’s wholly-owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), First Investors Servicing Corporation (FISC), formerly known as Auto Lenders Acceptance Corporation (ALAC), FIFS Acquisition Funding Corp. LLC, Farragut Financial Corporation, and First Investors Auto Funding Corporation. First Investors, together with its wholly- and majority-owned subsidiaries, is hereinafter referred to as the Company.

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of April 30, 2004, approximately 28% of receivables held for investment had been originated in Texas. The Company currently operates in 28 states.

FIIC was organized under the captive insurance company laws of the state of Vermont for the purpose of reinsuring certain credit enhancement insurance policies that have been written by unrelated third party insurance companies.

On October 2, 1998, the Company completed the acquisition of FISC and the operations of FISC are included in the consolidated results of the Company since the date of acquisition. Headquartered in Atlanta, Georgia, FISC was engaged in essentially the same business as the Company and additionally performs servicing and collection activities on a portfolio of receivables originated for investment as well as on a portfolio of receivables originated and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management.

On August 8, 2000, the Company entered into a partnership agreement whereby a subsidiary of the Company was the general partner owning 70% of the partnership interests and First Union Investors, Inc. served as the limited partner and owned 3% of the partnership interests.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc.  The Partnership consists primarily of a portfolio of loans previously owned or securitized by FISC and certain other financial assets including charged-off accounts owned by FISC.

On December 24, 2002, the Company purchased 40% of common stock and an investment in the junior mezzanine debt of First Auto Receivables Corporation (“FARC”).  FARC purchased an approximately $197.5 million portfolio of installment loan receivables from a subsidiary of Union Acceptance Corporation.  FISC performs ongoing servicing and collection activities on the portfolio.

 On March 19, 2003, FISC entered into a servicing agreement with an unrelated third party to service an approximately $300 million portfolio of installment loan receivables purchased from a subsidiary of Union Acceptance Corporation.

In total, at April 30, 2004, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $488 million.

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates used by the Company relate to the allowance for credit losses.  See Notes 3 and 4. Actual results could differ from those estimates.

Receivables Held for Investment.  The Company originates automobile loans from dealers and originates loans directly to consumers.  Fees and expenses of originating loans are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

Receivables are generally originated from dealers at a premium or discount from the principal amounts financed by the borrower. The Company and the dealers negotiate this premium or discount, and such premium or discount is included in the carrying amount of the receivable. The basis in the receivables includes the costs to originate the receivables from the dealer, plus or minus any fees paid or received related to the origination of the receivables.

Also included in the carrying amount of receivables is the insurance premium paid to third-party insurers, net of any premiums ceded to FIIC for reinsurance. The Company amortizes the difference between the principal balance of the receivables and its carrying amount over the expected remaining life of the receivables using the interest method.

Receivables Acquired for Investment.  The Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan’s scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan’s expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows, the Company determined that the timing of collections on these assets are much more unpredictable than contractual cash flows from non-defaulted receivables, therefore; in the periods subsequent to September 30, 2003 the Company follows the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, and accounts for these assets utilizing the cost-recovery method.  Under this method, cash proceeds from collections are applied to first reduce the company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received.

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

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.   SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company initiates efforts to make customer contact when the customer is one day past due and become more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs at 90 to 120 days past due.  Upon repossession, the uncollectible portion of the loan and 100% of accrued interest is written off.  The fair value of the collateral is recorded as an Assets Held for Sale.  In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

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

Funds Held Under Reinsurance Agreement.  The Company provides financial assurance for the third party insurance company it reinsures by maintaining premiums ceded to it in a restricted trust account for the benefit of the third party insurance company. The reinsurance agreement provides, among other things, that the funds held can be withdrawn by the third party insurance company due to an insolvency of the Company or to reimburse the third party insurance company for the Company’s share of losses paid by the third party insurance company pursuant to the reinsurance agreement.

Assets Held for Sale.  The Company commences repossession procedures against the underlying collateral when the Company determines that collection efforts are likely to be unsuccessful. Upon repossession, the receivable is written down to the estimated fair value of the collateral, less the cost of disposition and plus the expected recoveries from third-party insurers, through a charge to the allowance for credit losses.  Fair value is determined by estimating the proceeds of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile, less selling-related expenses.  After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the proceeds received.

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

Other Operating Expenses.  Other operating expenses include primarily depreciation expense, professional fees, service bureau fees, telephone, repossession related expenses, mail cost associated with the direct business and rent.

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

Derivatives. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

As of May 1, 2001, the Company designated its interest rate swaps and an interest rate cap with an aggregate notional value of $130,165,759 as cash flow hedges as defined under SFAS No. 133.  Accordingly, any changes in the fair value of these instruments resulting from the mark-to-market process are recorded as unrealized gains or losses and reflected as an increase or reduction in shareholders’ equity through other accumulated comprehensive income (loss).  In connection with the decision to enter into a $100 million floating rate swap on June 1, 2001, the Company elected to change the designation of the existing $100 million fixed rate swap and not account for either instrument as a hedge under SFAS No. 133.  As a result, the change in fair value of the swaps is reflected in net income for the period subsequent to May 31, 2001.  The swaps expired on April 15, 2004.  The interest rate caps entered into during 2003 as a requirement of the FIARC commercial paper facility are not designated as hedges and, accordingly, changes in the fair value are recorded as unrealized gains or losses and reflected in net income.  As of April 30, 2004 the Company had no outstanding derivatives.

Earnings Per Share.  Earnings per share amounts are calculated based on net income available to common shareholders divided by the weighted average number of shares of common stock outstanding.

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

Treasury Stock.  On December 14, 2001, the Board of Directors authorized the Company to repurchase up to 5% of the Company’s outstanding common stock.  During the year ended April 30, 2003, 370,400 shares were repurchased under this authorization at an average price of $3.40. During the year ended April 30, 2004, 43,000 shares were repurchased at an average price of $4.56.

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

	Fiscal
	2002	2003	2004

Net Income (Loss), as reported	$(309,012)	$332,618	$33,563
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(58,027)	(76,115)	(111,681)
Pro Forma Net Income (Loss)	$(367,039)	$256,503	$(78,118)

Basic and Diluted Net Income (Loss) per Common Share, as reported	$(0.06)	$0.07	$0.01
Basic and Diluted Net Income (Loss) per Common Share, pro forma	$(0.07)	$0.05	$(0.02)

Reclassifications.  Certain reclassifications have been made to the 2002 and 2003 amounts to conform to the 2004 presentation.

3.  Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2003 and 2004:

	2003	2004
Receivables	$226,362,218	$207,489,339
Unamortized premium and deferred fees (1)	5,024,160	4,487,394
Allowance for credit losses	(2,397,216)	(2,199,386)
Net receivables	$228,989,162	$209,777,347

(1) Includes premium and discounts paid to dealer plus deferred acquisition cost.

At April 30, 2004, the weighted average remaining term of the receivable portfolio is 45 months and the weighted average contractual interest rate is 15.4%.  Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table.  Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30,
2005	$57,788,745
2006	67,326,380
2007	78,438,137
2008	3,936,077
$207,489,339

Activity in the allowance for credit losses for the years ended April 30, 2003 and 2004 was as follows:

	2003	2004
Balance, beginning of year	$2,338,625	$2,397,216
Provision for credit losses	10,337,718	12,428,175
Charge-offs, net of recoveries	(10,279,127)	(12,626,005)
Balance, end of year	$2,397,216	$2,199,386

4.  Receivables Acquired for Investment

Receivables Acquired for Investment comprise loans previously originated by Auto Lenders Acceptance Corporation and other third parties.  Loans originated by Auto Lenders Acceptance Corporation include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through the FIACC credit facility.  Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were purchased at a discount relating to credit quality.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables, therefore under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment will be accounted for under the cost-recovery method beginning September 30, 2003.  Under this method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were $2,704,247 and $979,496 as of April 30, 2003 and April 30, 2004, respectively.

On September 30, 2003 the Company purchased $9.4 million of defaulted auto loan receivables from an unrelated third party.  These loans are included in Receivables Acquired for Investment on the balance sheet as of April 30, 2004, in the amount of $210,735 and are accounted for using the cost-recovery method.  The Company may, from time to time, consider similar acquisitions in the future.

5.  Restricted Cash

The components of restricted cash at April 30, 2003 and 2004 are as follows:

	2003	2004
Collection and lockbox balances	$10,891,236	$11,128,176
Funds held in trust for receivable funding	1,101,435	(790,564)
Warehouse credit facility and Term Note reserves (Note 7)	5,988,208	8,449,135
Mark to market collateral account	1,071,772	—
Other	250,000	250,000
Total restricted cash	$19,302,651	$19,036,747

6.  Deferred Financing Costs and Other Assets

The components of deferred financing costs and other assets at April 30, 2003 and 2004 are as follows:

	2003	2004
Deferred financing costs, net	$1,499,626	$1,713,833
Investments in FARC	1,514,458	1,685,002
Other, net	704,472	967,977
Loan service fee receivable	478,414	483,862
Software, net	364,282	383,753
Furniture and equipment, net	583,432	353,381
Deferred compensation plan	236,378	267,111
Prepaid insurance	213,886	260,284
Total	$5,594,948	$6,115,203

7.  Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. On November 20, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.7% and 4.6% for the fiscal years ending April 30, 2004 and 2003, respectively.

Warehouse Facilities as of April 30, 2004

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At April 30, 2004
FIARC	$150,000,000	—	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	2.27%
FIRC	$50,000,000	$42,705,810	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	1.64%

Warehouse Facilities – Credit Enhancement as of April 30, 2004

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during fiscal year 2003 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 3.9% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2003 and 2004 were $4,141,328 and $3,066,131, respectively, and accounted for 3.8% and 3.5% of the aggregate principal balance of the receivables originated during such respective periods.

In April 1994, the Company organized First Investors Insurance Company (the “Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100% of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary.  In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2004, the Insurance Subsidiary had capital and surplus of $2,500,189 and unencumbered cash reserves of $1,205,263 in addition to the $3,265,274 trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	December 2, 2004	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 2, 2004	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004.  On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004.  There was no balance outstanding under the FIARC facility on April 30, 2004.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of April 30, 2004.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$44,335,659	3.46%
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$120,382,531	2.58%

Credit enhancement on the two Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2002-A	2% of Initial Pool Balance including Pre-Funding Amount	99% initial advance decreasing to 97%	Surety Bond
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2003 and April 30, 2004, the outstanding principal balances on the 2002-A Term Notes were $87,358,847 and $44,335,659 respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004, the outstanding principal balances on the 2003-A Term notes were $120,382,531.

Acquisition Facility.  On August 8, 2000, the Company entered into an agreement with Wachovia Securities.  Under the agreement, a partnership was created in which FIFS Acquisition served as the general partner and contributed its assets for a 70% interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, served as the limited partner with a 30% interest in the partnership (the “Partnership”). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, an affiliate of Wachovia Securities, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC’s commercial paper rate plus 0.95% per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75% of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC’s commercial paper rate plus 5.38% per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The Class B Notes were paid in full on September 15, 2000.  After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests.  Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal, thus no further partnership distributions were paid until the Class A Notes were retired.  On February 20, 2003, the Class A Notes were fully paid.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc. and accordingly receives all excess cashflows.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus 1.5% to LIBOR plus 2.25%.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.    In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  At April 30, 2003 and 2004, there was $8,714,518 and $8,761,143, respectively, outstanding under this facility.

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

Shareholder Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3,

2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $746,280 and $0 outstanding under this facility as of April 30, 2003 and 2004 respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at April 30, 2004.

Interest Rate Management.  The Company’s warehouse credit facilities and working capital facilities bear interest at floating interest rates which are reset on a short-term basis while the secured Term Notes bear interest at a fixed rate of interest. The Company’s receivables bear interest at fixed rates that do not generally vary with a change in market interest rates. Since a primary contributor to the Company’s profitability is its ability to manage its net interest spread, the Company seeks to maximize the net interest spread while minimizing exposure to changes in interest rates. In connection with managing the net interest spread, the Company may periodically enter into interest rate swaps or caps to minimize the effects of market interest rate fluctuations on the net interest spread. To the extent that the Company has outstanding floating rate borrowings or has elected to convert a portion of its borrowings from fixed rates to floating rates, the Company will be exposed to fluctuations in short-term interest rates.

On September 27, 2000, the Company entered into a swap under which the Company would pay a fixed rate of 6.30% and receive the prevailing one month LIBOR rate on a notional amount of $100 million.  Under the terms of the swap, the counterparty had the option of extending the swap for an additional three years to mature on April 15, 2004 at a fixed rate of 6.42%.  On April 15, 2001, the counterparty exercised its extension option.

On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004.  Under the terms of these swaps, the Company will pay a floating rate based on one month LIBOR and receive a fixed rate of 5.025%.  Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed swap created by rapidly declining market interest rates.  In connection with the decision to enter into the $100 million floating rate swap, the Company elected to change the designation of the $100 million fixed rate swap from a cash flow hedge and not account for the instrument as a hedge under SFAS No. 133.   As a result, the change in fair value of the swaps is reflected in net income for periods subsequent to May 31, 2001.

During fiscal year 2004, as a requirement of the FIARC commercial paper facility, the Company entered into various interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with an amortizing notional balance that is expected to coincide with the outstanding balance of the FIARC commercial paper facility. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstandings under the FIARC facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps.

8.  Income Taxes

The temporary differences which give rise to deferred tax assets (liabilities) are as follows at April 30, 2003 and 2004, respectively:

	2003	2004
Deferred tax assets related to:
Allowance for credit losses	$879,656	$807,852
Net operating loss carryforward	520,718	(40,043)
Derivatives	607,717	—
Accrued expenses	184,792	100,765
	2,192,883	868,574
Deferred tax liabilities related to:
Receivables Held for Investment, net	(1,207,593)	(1,017,854)
Receivables Acquired for Investment, net	(1,034,883)	(408,720)
	(2,242,476)	(1,426,574)
Net deferred tax assets (liabilities)	$(49,593)	$(558,000)

The provision (benefit) for income taxes on income before income taxes and minority interest for the years ended April 30, 2002, 2003 and 2004, consists of the following:

	2002	2003	2004
Current —
Federal	$—	$(381,137)	$(75,161)
State	7,615	8,107	9,022
	$7,615	$(373,030)	$(66,139)
Deferred —
Federal	$(173,503)	$564,220	$85,430
State	(11,732)	—	—
	$(185,235)	$564,220	$85,430

The following is reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 2002, 2003 and 2004.

	2002	2003	2004
Income tax — statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	2.0%	2.0%	2.0%
Minority Interest	71.4%	(6.5)%	10.1%
Non-deductible expenses	.5%	.5%	.5%
Effective income tax rate	107.9%	30.0%	46.6%

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  For the twelve months ended April 30, 2004, the Company recognized $1,352,234 of servicing revenue, $161,750 of interest income and $1,009,322 of equity in the income from investment in FARC.  The equity investment in FARC and junior mezzanine debt plus accrued interest are included in Deferred Financing Costs and Other Assets on the balance sheet.

10.    New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for loans acquired through a transfer (including a business combination) that have differences between their expected cash flows and their contractual cash flows, due in part to credit quality. The SOP requires that the excess of the expected cash flows at acquisition to be collected over the acquirer’s initial investment be recognized on a level-yield basis over the loan’s life. Any future excess of contractual cash flows over the original expected cash flows is recognized as a future yield adjustment. Future decreases in actual cash flows over the original expected cash flows are recognized as impairment and expensed immediately. Valuation allowances can not be created or “carried over” in the initial accounting for loans acquired that are within the scope of the SOP. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  The Company does not anticipate SOP 03-3 will have a material effect on its financial statements.

11.  Credit Risks

Approximately 28% of the Company’s Receivables Held for Investment by principal balance at April 30, 2004, represents receivables originated from dealers located in Texas. The economy of Texas is primarily dependent on petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, computer and computer service businesses, agribusiness and tourism. Job losses in any or all of these primary economic segments of the Texas economy may result in a significant increase in delinquencies or defaults in the Company’s receivable portfolio. While vehicles secure the receivables, it is not expected that the value of the vehicles if repossessed and sold by the Company would be sufficient to recover the principal outstanding under any defaulted loans.

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

The Company relies almost exclusively on revolving credit facilities to fund its origination of receivables. Periodically, the Company will transfer receivables from a revolving to a term credit facility. Currently, all of the Company’s credit facilities bear interest at floating rates tied to either a commercial paper index or LIBOR.

As of April 30, 2004, the Company had $51.5 million of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities.  For every 1 percent increase in LIBOR annual after-tax earnings would decrease by approximately $271,145 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of April 30, 2003, the Company had $150.6 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1 percent increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $957,000 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

13.  Fair Value of Financial Instruments

The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments for those financial instruments whose carrying amounts differ from their estimated fair values. SFAS No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

	April 30, 2003		April 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets —
Receivables Held for Investment	$226,362,218	$227,176,099	$207,489,339	$210,292,409
Financial liabilities —
Term Notes	$87,358,847	$89,504,236	$164,718,190	$167,597,201

	Notional Amount	Fair Value	Notional Amount	Fair Value
Financial instruments —
Swap agreements	$200,000,000	$(1,409,296)	—	—
Cap agreements	$90,024,414	$266,523	—	—

The following methods and assumptions were used to estimate the fair value of each category of financial instruments:

Cash and Short-Term Investments, Other Receivables, Accounts Payable and Accrued Liabilities.  The carrying amounts approximate fair value because of the short maturity and market interest rates of those instruments.

Receivables Held for Investment.  The fair values were estimated by discounting expected cash flows at a risk-adjusted rate of return deemed to be appropriate for investors in such receivables. Expected cash flows take into consideration management’s estimates of prepayments, defaults and recoveries.

Receivables Acquired for Investment.  The carrying value approximates fair value. The fair values were estimated by discounting expected cash flows at a risk-adjusted rate of return deemed to be appropriate for investors in such receivables. Expected cash flows take into consideration management’s estimates of prepayments, defaults and recoveries.

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

14.  Defined Contribution Plan

Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant’s voluntary contributions up to a maximum voluntary contribution of 3 percent of the participant’s compensation. In fiscal year 2003 and 2004, the Company made matching contributions to the 401(k) plan in the amounts of $32,548 and $40,062, respectively. Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company.  Under the terms of the Deferred Compensation Plan, the participants may elect to make contributions to the plan that exceeds amounts allowed under the Company’s 401(k) plan.  The Company pays the administrative expenses of the Deferred Compensation Plan.  As of April 30, 2003 and April 30, 2004, the amounts invested under the Deferred Compensation Plan totaled $236,378 and $267,111, respectively.

15.  Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of April 30, 2004, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2004, a total of 282,500 options had been issued and remained outstanding leaving a remaining 217,500 available under the plan.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  A total of 500,000 shares of common stock are available for issuance.  Option types will be automatic and discretionary.   Automatic grants of 20,000 shares for each non-employee director, or 100,000 shares total,  were approved in September 2002.  Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2004, a total of 290,000 options had been issued under the plan, leaving a remaining 210,000 available for issuance.

A summary of the status of the Company’s stock option plans for the years ended April 30, 2002, 2003 and 2004 is presented below:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at April 30, 2001	363,000	$6.18
Forfeited	(32,500)	$6.40
Outstanding at April 30, 2002	330,500	$6.16
Granted	172,500	$2.95
Outstanding at April 30, 2003	503,000	$5.06
Granted	177,500	$4.65
Forfeited and Expired	(91,000)	$4.62
Exercised	(17,000)	$4.47
Outstanding at April 30, 2004	572,500
Options available for future grants at April 30, 2004	427,500

	Fiscal
	2002	2003	2004
Options exercisable at end of year	188,700	232,800	245,333
Weighted average exercise price of options exercisable	$7.25	$6.86	$6.11
Weighted average fair value of options granted	NA	$1.06	$1.36

Following is a summary of the status of options outstanding at April 30, 2004:

Range of Exercise Price	Weighted Average Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Contractual Life in Years
$4.75	$4.75	50,000	50,000		(1)
$11.00	$11.00	20,000	20,000		(1)
$ 2.95	$2.95	155,000	44,333	8.62
$3.98 -$5.25	$3.38	279,000	63,500	6.75
$6.75 -$7.38	$7.37	33,500	32,500	3.27
$11.00	$11.00	35,000	35,000	1.40
		572,500	245,333

(1)          The option will terminate one year after the Director ceases to be a member of the Board of Directors, except that in the event of the Director’s death while serving as a Director the option would be exercisable by his heirs or representatives of his estate for a period of two years after date of death.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted-average assumptions were used:

	Fiscal
	2002	2003	2004
Risk free interest rate	No grants	4.0%	3.8%
Expected life of options in years	No grants	4.8	4.6
Expected stock price volatility	No grants	34%	30%
Expected dividend yield	No grants	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

16.  Commitments and Contingencies

Employment Agreement.   As of April 30, 2004, the Company was not a party to any employment agreements.

Litigation.  The Company from time to time becomes involved in various routine legal proceedings which are incidental to the business. Management of the Company vigorously defends such matters. As of April 30, 2004, management believes there are no such legal proceedings that will have a material adverse impact on the Company’s financial position or results of operations.

Leases.  The Company is a party to a lease agreement for office space in Houston that expires on February 28, 2011. The Company is party to a lease agreement for office space in Atlanta which expires on June 30, 2007. Rent expense for office space and other operating leases for the years ended April 30, 2002, 2003 and 2004, was   $910,816, $813,504 and $764,283, respectively. Required minimum lease payments for the remaining terms of the above leases are:

Year ending April 30,
2005	$1,079,622
2006.	1,125,887
2007	1,032,475
2008	418,994
2009	324,038
Thereafter	577,533

17.  Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 2002, 2003 and 2004 are as follows:

	For the Year Ended April 30,
	2002	2003	2004
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,510,068	5,104,438	5,008,427
Effect of dilutive stock options and warrants	—	7,339	84,906
Weighted average shares outstanding for diluted earnings per share	5,510,068	5,111,777	5,093,333

At April 30, 2004, the Company had 621,631 employee stock options and warrants and 70,000 director options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

18.  Quarterly Financial Data (Unaudited)

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2004.

	For the Three Months Ended,
	July 31, 2003	October 31, 2003	January 31, 2004	April 30, 2004

Interest Income	$8,070,436	$7,923,929	$7,499,053	$7,004,853
Interest Expense	2,017,971	1,889,442	2,341,708	2,188,645
Net Income (Loss)	220,079	187,805	(167,492)	(206,829)
Basic and Diluted Net Income (Loss) per Common Share	$0.04	$0.04	$(0.03)	$(0.04)

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2003.

	For the Three Months Ended,
	July 31, 2002	October 31, 2002	January 31, 2003	April 30, 2003

Interest Income	$8,511,337	$8,145,189	$8,415,164	$7,868,207
Interest Expense	2,882,088	2,693,481	2,486,052	2,104,118
Net Income	143,693	46,131	62,790	80,004
Basic and Diluted Net Income per Common Share	$0.03	$0.01	$0.01	$0.02