Form 10-Q
period 2004-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2004-09-13
CIK 948034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At September 13, 2004
Common Stock-$.001 Par Value	5,000,269

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

JULY 31, 2004

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — APRIL 30, 2004 AND JULY 31, 2004

	April 30, 2004	July 31, 2004
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$209,777,347	$210,122,864
Receivables Acquired for Investment, net	1,190,230	992,072
Cash and Short-Term Investments, including restricted cash of $19,036,747 and $18,290,223	21,055,237	18,530,633
Accrued Interest Receivable	2,576,023	2,462,772
Assets Held for Sale	851,426	888,690
Other Assets:
Funds held under reinsurance agreement	4,182,134	4,377,302
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $5,759,477 and $6,154,746	6,115,203	5,717,133
Current income taxes receivable	8,212	8,212
Interest rate derivative positions	—	115,344
Total assets	$245,755,812	$243,215,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$42,705,810	$61,670,082
Term Notes	164,718,190	142,966,523
Working capital facility	8,761,143	8,759,543
Other Liabilities:
Accounts payable and accrued liabilities	1,708,984	1,847,414
Current income taxes payable	—	22,822
Deferred income taxes payable	558,000	558,000
Total liabilities	218,452,127	215,824,384

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,583,669 issued; 5,000,269 outstanding at April 30, 2004 and at July 31, 2004	5,584	5,584
Additional paid-in capital	18,754,608	18,754,608
Retained earnings	10,515,258	10,602,211
Less, treasury stock, at cost, 583,400 and 583,400 shares	(1,971,765)	(1,971,765)
Total shareholders’ equity	27,303,685	27,390,638
Total liabilities and shareholders’ equity	$245,755,812	$243,215,022

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended July 31, 2003 and 2004

(Unaudited)

	For the Three Months Ended July 31,
	2003	2004

Interest Income	$8,070,436	$6,952,179
Interest Expense	2,017,971	1,776,773
Net interest income	6,052,465	5,175,406
Provision for Credit Losses	3,391,963	2,442,105
Net Interest Income After Provision for Credit Losses	2,660,502	2,733,301
Other Income:
Servicing revenue	1,274,632	969,955
Late fees and other	379,561	630,553
Income from investment	247,869	193,706
Other interest income	47,279	74,132
Unrealized gain/(loss) on interest rate derivative positions	142,757	(67,657)
Total other income	2,092,098	1,800,689
Operating Expenses:
Salaries and benefits	2,218,389	2,063,445
Operating expense	1,072,374	1,298,790
General and administrative	995,283	922,821
Other interest expense	129,140	112,000
Total operating expenses	4,415,186	4,397,056
Income Before Provision for Income Taxes and Minority Interest	337,414	136,934
Provision (Benefit) for Income Taxes:
Current	(2,302)	49,981
Deferred	128,804	—
Total provision for income taxes	126,502	49,981
Minority Interest	(9,167)	—
Net Income	$220,079	$86,953

Basic and Diluted Net Income per Common Share	$0.04	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended July 31, 2004

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Total
Balance at April 30, 2004	$5,584	$18,754,608	$10,515,258	$(1,971,765)	$27,303,685
Net income	—	—	86,953	—	86,953
Balance at July 31, 2004	$5,584	$18,754,608	$10,602,211	$(1,971,765)	$27,390,638

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2003 and 2004

(Unaudited)

	2003	2004

Cash Flows From Operating Activities:
Net income	$220,079	$86,953
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	944,893	1,002,154
Provision for credit losses	3,391,963	2,442,105
Minority interest	(9,167)	—
(Increase) decrease in:
Accrued interest receivable	156,124	113,251
Restricted cash	298,799	746,524
Deferred financing costs and other assets	(52,116)	(153,978)
Funds held under reinsurance agreement	(328,008)	(195,168)
Current income tax receivable	(4,461)	—
Interest rate derivative positions	1,011,996	(115,344)
Increase (decrease) in:
Accounts payable and accrued liabilities	(30,761)	138,430
Deferred income taxes payable	257,673	—
Current income taxes payable	—	22,822
Interest rate derivative positions	(1,283,184)	—
Net cash provided by operating activities	4,573,830	4,087,749
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(29,201,027)	(29,210,448)
Principal payments from Receivables Held for Investment	20,240,718	24,158,794
Principal payments from Receivables Acquired for Investment	339,463	198,158
Payments received on Assets Held for Sale	1,774,160	1,651,565
(Purchase) sale of furniture and equipment	(3,361)	125,097
Net cash used in investing activities	(6,850,047)	(3,076,834)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	50,364,471	32,703,706
Principal payments made on—
Warehouse credit facilities	(35,932,938)	(13,739,434)
Term Notes	(11,488,004)	(21,751,667)
Working capital facility	(868,561)	(1,600)
Treasury stock purchased	(84,630)	—
Net cash provided by (used in) financing activities	1,990,338	(2,788,995)
Decrease in Cash and Short-Term Investments	(285,879)	(1,778,080)
Cash and Short-Term Investments at Beginning of Period	2,617,680	2,018,490
Cash and Short-Term Investments at End of Period	$2,331,801	$240,410
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$1,890,571	$1,543,921
Income Taxes	2,158	—

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of July 31, 2004, approximately 28%, 19%, and 13% of receivables held for investment had been originated in Texas, Georgia, and Ohio, respectively. The Company currently operates in 28 states.

FIIC was organized under the captive insurance company laws of the state of Vermont for the purpose of reinsuring certain credit enhancement insurance policies that have been written by unrelated third party insurance companies.

On October 2, 1998, the Company completed the acquisition of FISC and the operations of FISC are included in the consolidated results of the Company since the date of acquisition. Headquartered in Atlanta, Georgia, FISC performed servicing and collection activities on a portfolio of receivables originated for investment as well as on a portfolio of receivables originated and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management.

On August 8, 2000, the Company entered into a partnership agreement whereby a subsidiary of the Company was the general partner owning 70% of the partnership interests and First Union Investors, Inc. served as the limited partner and owned 30% of the partnership interests.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc.  The Partnership consists primarily of a portfolio of loans previously owned or securitized by FISC and certain other financial assets including charged-off accounts owned by FISC.

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

In total, at July 31, 2004, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $466 million.

2.              Interim Financial Information

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of July 31, 2004, the Company does not have any entities under FIN 46 as amended by Interpretation 46R.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of July 31, 2004, and the results of its operations for the three months ended July 31, 2003 and 2004, and its cash flows for the three months ended July 31, 2003 and 2004.

The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K filed July 26, 2004.

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

Other Income.  Other Income consists of income received from servicing activities, late fees and other loan-related fees, income from investments, reinvestment revenue and unrealized gain or loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment and unrealized gain or loss on interest rate derivatives is recognized as changes occur in the derivatives fair value.

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.   SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company initiates efforts to make customer contact when the customer is one day past due and becomes more aggressive as the loan becomes more delinquent.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs at 90 to 120 days past due.  Upon repossession, the uncollectible portion of the loan and 100% of accrued interest is written off.  The fair value of the collateral is recorded in Assets Held for Sale.  In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

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

Stock-Based Compensation.  The Company has an employee stock option plan and a non-employee director stock option plan, which are described more fully in Note 9.  The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to or greater than the fair market value on the date of the grant.

The following table presents the Company’s net income per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.

	For the Three Months Ended July 31,
	2003	2004
Net Income as reported	$220,079	$86,953
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(10,504)	(36,339)
Pro Forma Net Income	$209,575	$50,614

Basic and Diluted Net Income per Common Share, as reported	$0.04	$.02
Basic and Diluted Net Income per Common Share, pro forma	$0.04	$.01

Reclassifications. Certain reclassifications have been made to the fiscal 2003 amounts to conform with the fiscal 2004 presentation.

3.              Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2004 and July 31, 2004:

	April 30, 2004	July 31, 2004
Receivables	$207,489,339	$207,741,744
Unamortized premium and deferred fees (1)	4,487,394	4,583,182
Allowance for credit losses	(2,199,386)	(2,202,062)
Net receivables	$209,777,347	$210,122,864

(1)  Includes premium and discounts paid to dealer plus deferred acquisition cost.

Activity in the allowance for credit losses for the periods ended July 31, 2003 and 2004 was as follows:

	For the Three Months Ended July 31,
	2003	2004
Balance, beginning of period	$2,397,216	$2,199,386
Provision for credit losses	3,391,963	2,442,105
Charge-offs, net of recoveries	(3,362,057)	(2,439,429)
Balance, end of period	$2,427,122	$2,202,062

4.              Receivables Acquired for Investment

Receivables Acquired for Investment comprise loans previously originated by Auto Lenders Acceptance Corporation and other third parties.  Loans originated by Auto Lenders Acceptance Corporation include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through one of the Company’s credit facilities.  Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were purchased at a discount relating to credit quality.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables.  Therefore, under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment will be accounted for under the cost-recovery method beginning September 30, 2003.  Under this method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were $979,496 and $870,766 as of April 30, 2004 and July 31, 2004, respectively.

On September 30, 2003 the Company purchased $9.4 million of defaulted auto loan receivables from an unrelated third party.  These loans of $210,735 and $121,306 are included in Receivables Acquired for Investment on the balance sheet as of April 30, 2004 and July 31, 2004 respectively, and are accounted for using the cost-recovery method.  The Company may, from time to time, consider similar acquisitions in the future.

5.              Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by a discrete pool of receivables. On November 20, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.5% and 2.8% for the periods ended July 31, 2003 and 2004, respectively.

Warehouse Facilities as of July 31, 2004

Facility	Capacity		Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At July 31, 2004
FIARC	$150,000,000		$9,175,344	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	1.37%
FIRC	$65,000,000	(1)	$52,494,738	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	1.96%

(1)                                  Increased from $50 million to $65 million in June, 2004, to allow for an increase in new loan originations.  Facility is scheduled to revert to $50 million on September 13, 2004.

Warehouse Facilities – Credit Enhancement as of July 31, 2004

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company, and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages, nor are they usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during the three months ended July 31, 2004 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 3.7% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the three months ended July 31, 2003 and 2004 were $714,470 and $1,071,409, respectively, and accounted for 2.4% and 3.7% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of July 31, 2004, the Insurance Subsidiary had capital and surplus of $2,612,455 and unencumbered cash reserves of $1,383,013 in addition to the $3,274,011 trust account.

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

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004.  On June 15, 2004, the FIRC facility was extended to $65 million,  reverting back to $50 million on September 13, 2004.  On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004.  As of April 30, 2004 and July 31, 2004, there was $0 and $9.2 million, respectively outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of July 31, 2004.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$36,395,776	3.46%
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$106,570,747	2.58%

Credit enhancement on the two Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2002-A	2% of Initial Pool Balance including Pre-Funding Amount	99% initial advance decreasing to 97%	Surety Bond
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and July 31, 2004, the outstanding principal balances on the 2002-A Term Notes were $44,335,659 and $36,395,776 respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and July 31, 2004, the outstanding principal balances on the 2003-A Term notes were $120,382,531 and $106,570,747 respectively.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the over-collateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus 1.5% to LIBOR plus 2.25%.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.    In addition, the monthly principal amortization under

the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  At April 30, 2004 and July 31, 2004, there was $8,761,143 and $8,759,543 respectively, outstanding under this facility.

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

Shareholder Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There were no amounts outstanding under this facility as of April 30, 2004 and July 31, 2004 respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at July 31, 2004.

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

During June 2004, as a requirement of the FIARC commercial paper facility, the Company entered into an interest rate cap transaction with a rate cap of 5%, with a notional balance that amortizes over six years, for a total purchase price of $183,000.  The interest rate cap was not designated as a hedge, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  As of July 31, 2004, the value of the interest rate cap is $115,343 and is recorded under other assets as interest rate derivative positions.  During the quarter ended July 31, 2004, the Company recorded an unrealized loss of $67,657 that is included as a separate caption of other income.

During fiscal year 2004, as a requirement of the FIARC commercial paper facility, the Company entered into various interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with a notional balance that amortized over five to six year periods. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstandings under the FIARC facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps.

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

6.              Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended July 31, 2003 and 2004, are as follows:

	For the Three Months Ended July 31,
	2003	2004
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,023,758	5,000,269
Effect of dilutive stock options and warrants	47,238	147,989
Weighted average shares outstanding for diluted earnings per share	5,070,996	5,148,258

For the three months ended July 31, 2003 and 2004, the Company had 575,987 and 838,998 respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  For the three months ended July 31, 2003 and 2004, the Company recognized $371,803 and $263,087 respectively of servicing revenue, $0 and $27,473 of interest income respectively, and $247,869 and $193,706 respectively of equity in the income from investment in FARC.  For the three months ended July 31, 2004, the equity investment in FARC of $968,327 and junior mezzanine debt of $716,675 are included in Deferred Financing Costs and Other Assets on the balance sheet.

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

9.              Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of July 31, 2004, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2004 and July 31, 2004, a total of 282,500 and 373,000, respectively, options had been issued and remained outstanding leaving a remaining 217,500 and 127,000, respectively, available under the plan.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  A total of 500,000 shares of common stock are available for issuance.  Option types will be automatic and discretionary.   Automatic grants of 20,000 shares for each non-employee director, or 100,000 shares total, were approved in September 2002.  Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2004 and July 31, 2004, a total of 270,000 and 390,000, respectively, options had been issued under the plan, leaving a remaining 230,000 and 110,000, respectively, available for issuance.  In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Stock Option Plan.

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

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.   SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they are composed of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company initiates efforts to make customer contact when the customer is one day past due and become more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs when a loan is 90 to 120 days past due.   Upon repossession, the

uncollectible portion of the loan and 100% of accrued interest is written off.  The fair value of the collateral is recorded as an Assets Held for Sale.  Fair value is determined by estimating the proceeds of the collateral, which primarily are composed of auction proceeds on the sale of the automobile less selling related expenses.  After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the true proceeds received.   In the event the collateral is unable to be located, the Company will write off the entire balance after exhausting all collection efforts.

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

Stock-Based Compensation.  The Company has an employee stock option plan and a non employee director stock option plan. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to or greater than the fair market value on the date of the grant.

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the Three Months Ended July 31,
	2003	2004
Receivables Held for Investment:
Number	18,497	16,226
Principal balance	$228,973	$207,742
Average principal balance of receivables outstanding during the three-month period	$227,982	$206,950
Receivables Acquired for Investment:
Number	250	654
Principal balance	$499	$992
Other Servicing:
Number	24,135	17,363
Principal balance	$388,956	$257,164
Total Managed Receivables Portfolio:
Number	42,882	34,243
Principal balance	$618,429	$465,898
Average principal balance of receivables outstanding during the three-month period	$639,301	$478,580

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended July 31,
	2003	2004
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	14.2%	13.4%
Average cost of debt (2)	3.5%	3.4%
Net interest spread (3)	10.7%	10.0%
Net interest margin (4)	10.6%	10.0%

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

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $5.2 million for the three months ended July 31, 2004, a decrease of 14% when compared to amounts reported for the three months ended July 31, 2003.

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

	Three Months Ended July 31, 2003 to 2004
	Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Increase (Decrease)

Receivables Held for Investment:
Interest income	$(382)	$(745)	$(1,127)
Interest expense	(26)	(215)	(241)
Net interest income	$(356)	$(530)	$(886)

Results of Operations

Three Months Ended July 31, 2004 and 2003 (dollars in thousands)

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

Executive Summary.  Net income for the three months ended July 31, 2004 was $87 compared to $220 for year the three months ended July 31, 2003.  Basic and diluted earnings per common share were $0.02 and $0.04 for the three months ended July 31, 2004 and July 31, 2003, respectively.  The decline in net income for the three months ended July 31, 2004 compared to July 31, 2003 is due to several factors including (i) a decline in effective yields, (ii) a decline in Receivables Held for Investment, (iii) a decline in loan servicing income and (iv) an unrealized gain on interest rate derivatives for the three months ended July 31, 2003 versus an unrealized loss for the three months ended July 31, 2004.

Interest Income. Interest income for the three months ended July 31, 2004 decreased to $6,952 compared to $8,070 for the three months ended July 31, 2003.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment decreased 14% for the three months ended July 31, 2004 compared to the three months ended July 31, 2003.  The reduction in yield for the three months ended July 31, 2004 is due to (i) an increase in interest written-off for impaired loans (ii) a decrease of 63 basis points in the weighted average interest rate on the performing portfolio which reflects the Company’s increased focus on receivables originated directly to consumers which typically carry lower interest rates and (iii) a 9% decrease in the average portfolio outstanding for the period ended July 31, 2004 compared the period ended July 31, 2003.

Interest Expense. Interest expense for the three months ended July 31, 2004 decreased to $1,777 compared to $2,018 for the three months ended July 31, 2003. Interest expense on Receivables Held for Investment decreased 12% for the three months ended July 31, 2004.  The reduction in interest expense is primarily due to (i) the average debt outstanding decreased $24,686 or 11% for the three months ended July 31, 2004 compared to the three months ended July 31, 2003 as a result of a 9% decrease in the average portfolio of Receivables Held for Investment and (ii) the termination of swap agreements in April 2004. These events were partially offset by (i) the Company’s decision to lock in interest rates on $140 million of debt in November 2003 through the issuance of Term Notes to minimize the risk of future interest rate increases as longer term fixed rate Term Notes typically carry higher interest rates than shorter term floating rate debt and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve System.

Provision for Credit Losses. The provision for credit losses for the three months ended July 31, 2004 decreased to $2,442 as compared to $3,392 for the three months ended July 31, 2003. The decrease in provision for credit losses is primarily due to (i) the Company’s assessment of economic conditions and the ability of customers to maintain comparable employment (ii) the decrease in the average Receivables Held for Investment of 9% and (iii) the increase in recovery rates on repossessions and defaults.

Net charge-offs for the three months ended July 31, 2004 decreased to $2,439 compared to $3,362 for the three months ended July 31, 2003.  The decrease in net charge-offs for the three months ended July 31, 2004 is primarily due to (i) a 9% decrease in the average Receivables Held for Investment (ii) a decrease in loss frequency and severity from repossessions and (iii) an increase in recoveries from defaulted loans.

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

Servicing Revenue.  Servicing revenue decreased to $970 for the three months ended July 31, 2004 compared to $1.275 for three months ended July 31, 2003.  The decrease in servicing revenue for the three months ended July 31, 2004 is due to the decrease in principal balance of the servicing portfolio, partially offset by revenues related to an incentive servicing fee that were not present in 2003. Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Late Fees and Other Income. Late fees and other income increased to $631 for the three months ended July 31, 2004, compared to $380 for the three months ended July 31, 2003.  The increase is attributable to (i) an increase in loans originated for a third party (ii) income received related to GAP insurance and extended service contracts sold to consumers in connection with the Company’s direct lending activities that were not present during the three months ended July 31, 2003, (iii) an increase in collection efforts and (iv) interest income from FARC which was not present during the three months ended July 31, 2003.

Late fees and other income are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Unrealized (Loss)/Gain on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  An unrealized loss of $(68) for the three months ended July 31, 2004, compared to an unrealized gain of $143 for the three months ended July 31, 2003 are principally due to changes in the fair value of the Company’s derivative position.

Salaries and Benefit Expenses. Salaries and benefit expense decreased to $2,063 for the three months ended July 31, 2004, compared to $2,218 for the three months ended July 31, 2003.  The decrease is primarily due to (i) a decrease in staff associated with a decrease in the Company’s serviced portfolio, (ii) a decrease in overtime as the Company is maintaining a lower level of delinquent loans and (iii) a decrease in costs associated with new hires.

Operating Expenses. Operating expenses increased to $1,299 for the three months ended July 31, 2004, compared to $1,072 for the three months ended July 31, 2003.  An increase in printing, credit bureau and postage costs is due to the Company’s decision to grow the direct lending business in fiscal year 2005.  Overall operating expenses are generally correlated to the total number of receivables managed by the Company.

General and Administrative. General and administrative expenses decreased to $923 for the three months ended July 31, 2004, compared to $995 for the three months ended July 31, 2003.  The three months ended July 31, 2004 experienced a general decline in occupancy, travel, depreciation and amortization expense.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense, related to working capital, decreased to $112 for the three months ended July 31, 2004, compared to $129 for the three months ended July 31, 2003. The decrease was primarily due to the shareholder loan having a $0 outstanding balance for the three months ended July 31, 2004, while there was an average balance of $747 outstanding for the three months ended July 31, 2003.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $29.2 million of receivables to be held for investment for the three months ended July 31, 2004 compared to $29.2 million for the three months ended July 31, 2003.

The Company funds loan originations through a combination of two warehouse credit facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, not to exceed $65 million.  Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source of up to $150 million. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued term notes. Substantially all of the Company’s receivables are pledged to collateralize these credit facilities and term notes.  The Company is obligated to meet certain financial covenants.  Noncompliance may significantly affect cash flow.

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $24.2 million during the three months ended July 31, 2004 and $20.2 million during the three months ended July 31, 2003.  Such cash flow funds were used to repay amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense, and servicing and custodial fees.  During the three months ended July 31, 2004 and 2003, the Company required net cash of $3.1 million and $6.7 million, respectively, as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of July 31, 2004, the Company had $153.3 million of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the credit facilities.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.   At July 31, 2004 and 2003, the Company’s unencumbered cash was $240,410 and $2,331,800 respectively.  The decrease in available cash is primarily due to an increase in expenditures related to the Company’s direct lending business.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.  In addition, as of July 31, 2004, the Company had $140.8 million available under the FIARC warehouse facility.

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

Financing Arrangements.  The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by a discrete pool of receivables. On November 20, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.5% and 2.8% for the periods ended July 31, 2003 and 2004, respectively.

Warehouse Facilities as of July 31, 2004

Facility	Capacity		Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At July 31, 2004
FIARC	$150,000,000		$9,175,344	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	1.37%
FIRC	$65,000,000	(1)	$52,494,738	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	1.96%

(1)                                  Increased from $50 million to $65 million in June, 2004, to allow for an increase in new loan originations.  Facility is scheduled to revert to $50 million on September 13, 2004.

Warehouse Facilities – Credit Enhancement as of July 31, 2004

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is purchased by the Company, and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages, nor are they usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during the three months ended July 31, 2004 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 3.7% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the three months ended July 31, 2003 and 2004 were $714,470 and $1,071,409, respectively, and accounted for 2.4% and 3.7% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of July 31, 2004, the Insurance Subsidiary had capital and surplus of $2,612,455 and unencumbered cash reserves of $1,383,013 in addition to the $3,274,011 trust account.

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

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004.  On June 15, 2004, the FIRC facility was extended to $65 million,  reverting back to $50 million on September 13, 2004.  On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004.  As of April 30, 2004 and July 31, 2004, there was $0 and $9.2 million, respectively outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of July 31, 2004.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$36,395,776	3.46%
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$106,570,747	2.58%

Credit enhancement on the two Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2002-A	2% of Initial Pool Balance including Pre-Funding Amount	99% initial advance decreasing to 97%	Surety Bond
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and July 31, 2004, the outstanding principal balances on the 2002-A Term Notes were $44,335,659 and $36,395,776 respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and July 31, 2004, the outstanding principal balances on the 2003-A Term notes were $120,382,531 and $106,570,747 respectively.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the over-collateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus 1.5% to LIBOR plus 2.25%.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.    In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  At April 30, 2004 and July 31, 2004, there was $8,761,143 and $8,759,543 respectively, outstanding under this facility.

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

Shareholder Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There were no amounts outstanding under this facility as of April 30, 2004 and July 31, 2004 respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at July 31, 2004.

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

During June 2004, as a requirement of the FIARC commercial paper facility, the Company entered into an interest rate cap transaction with a rate cap of 5%, with a notional balance that amortizes over six years, for a total purchase price of $183,000.  The interest rate cap was not designated as a hedge, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  As of July 31, 2004, the value of the interest rate cap is $115,343 and is recorded under other assets as interest rate derivative positions.  During the quarter ended July 31, 2004, the Company recorded an unrealized loss of $67,657 that is included as a separate caption of other income.

During fiscal year 2004, as a requirement of the FIARC commercial paper facility, the Company entered into various interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with a notional balance that amortized over five to six year periods. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstandings under the FIARC facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps.

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

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,202,062 as of July 31, 2004 and $2,427,122 as of July 31, 2003 as a percentage of Receivables Held for Investment of $207,741,744 as of July 31, 2004 and $207,489,339 as of April 30, 2004 was 1.1% and 1.1% respectively.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $2,442,105 and $3,391,963 have been recorded for the three months ended July 31, 2004 and July 31, 2003, respectively.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	For the three months ended July 31,
	2003		2004
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	321	$2,926	318	$2,753
60 - 89 days	113	1,088	78	669
90 days or more	376	3,709	211	2,167
Total delinquencies	810	$7,723	607	$5,589
Total delinquencies as a percentage of outstanding receivables.	4.4%	3.4%	3.7%	2.7%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		5.9%		4.7%

(1)                                  Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

(2)                                  The percentages have been annualized and are not necessarily indicative of the results for a full year.

The lower annualized charge-off rate results from an improving economic environment coupled with an increase in the Company’s direct to consumer lending program.

As of July 31, 2004, there were 519 accounts totaling $4,793,472 that were in bankruptcy status and were more than 30 days past due.  As of July 31, 2003, there were 712 accounts totaling $6,940,863 that were in bankruptcy status and were more than 30 days past due.  As of July 31, 2004 and 2003, 93% and 88%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

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

As of July 31, 2004, the Company had $70.4 million of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $.7 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of July 31, 2003, the Company had $164.2 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $1.0 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

ITEM 4.                             CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1            Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2            Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2            Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Filed with this 10-Q

(b)         Reports on Form 8-K

Form 8-K filed July 8, 2004, press release announcing fiscal year end April 30, 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: September 13, 2004	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: September 13, 2004	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer