Form 10-K/A
period 2004-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2004-10-12
CIK 948034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐  No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2004, based on the closing price of the Common Stock on the NASDAQ National Market on said date, was $16,598,953.

There were 5,000,269 shares of Common Stock of the registrant outstanding as of June 30, 2004.

Part III

This amendment (No. 1) to the annual report on Form 10-K for the fiscal year ended April 30, 2004, of First Investors Financial Services Group, Inc., adds the information required under Items 10 through 14 of Part III of Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

                                                The following table sets forth certain information concerning the board of directors and the executive officers of the company.

Executive Officers

Name	Age	Position

Tommy A. Moore, Jr.	46	President and Chief Executive Officer

Bennie H. Duck	40	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Board of Directors

Name	Age	Position

Tommy A. Moore, Jr.	46	Chairman of the Board

Roberto Marchesini	59	Director and Vice President – Portfolio Risk Management

Robert L. Clarke (2)	61	Director

Walter A. Stockard, Jr.	51	Director

Seymour M. Jacobs (1)(2)	42	Director

John H. Buck(1)	60	Director

Daniel M. Theriault (1)(2)	45	Director

(1)                                  Member of the Compensation Committee

(2)                                  Member of the Audit Committee

Tommy A. Moore, Jr., a co-founder of the Company in 1989, has served as its President and Chief Executive Officer and a director since that time.  Mr. Moore was elected to the additional position of Chairman of the Board in July 2000.  Prior to organizing the Company, Mr. Moore was employed in commercial banking in Houston, Texas where his responsibilities included retail and commercial lending and also served for a time as manager of finance and leasing for a Houston auto dealership.

Dr. Roberto Marchesini became a director in June 1995, and served as the Treasurer, Secretary and Chief Financial Officer of the Company from its inception in 1989 until May 1, 1996, when his duties were reduced to enable him to resume his teaching pursuits.  He remains a director and also continues to serve the Company as its Vice President - Portfolio Risk Management.  Prior to June 1995 and subsequent to May 1, 1996 to present, he has also been employed as a Professor of Finance at the University of Houston, Clear Lake, where he has taught in the areas of finance, economics and accounting since 1974 and has served as the Associate Director of the University’s Center for Economic Development and Research.  Dr. Marchesini holds a Ph.D. degree in economics conferred by the University of Texas in 1974 and a degree in accounting received from the Technical Institute of Rome in 1963.

Robert L. Clarke became a director in June 1995, and has been a senior partner of the law firm of Bracewell & Patterson LLP, Houston, Texas since 1992.  From 1985 to 1992, he served as the Comptroller of the Currency of the United States.  Mr. Clarke also serves as a director of Centex Construction Products, Inc., a publicly-held company.

Walter A. Stockard, Jr. has been a director of the Company since 1989 and has been an investor in oil and gas properties and real estate for more than the past five years.

Seymour M. Jacobs became a director in November 2000 and is the founder and General Partner of JAM Partners, L.P., a hedge fund based in New York City and the managing member of Jacobs Asset Management LLC, an investment management firm also located in New York City.  Prior to founding these firms, Mr. Jacobs worked as an investment securities analyst from 1983-1995, including most recently with Alex. Brown and Sons which served as the lead underwriter of the Company’s initial public offering.  Mr. Jacobs also serves as a director of Provident Financial Holdings, Inc., a publicly-held holding company for Provident Savings Bank, F.S.B.

John H. Buck is a retired founding partner of the Houston law firm of Buck, Keenan and Gage and served as coporate legal counsel to the Company from 1992 until his retirement in 2001.  Mr. Buck is a graduate of Yale Law School and has over 31 years experience in general corporate and securities law and commercial litigation including transactional work in corporate finance and mergers and acquisitions.

Daniel M. Theriault joined the Board of Directors in April 2003.  He currently serves as a Senior Portfolio Manager with John A. Levin & Co. based in New York. Prior to joining John A. Levin & Co. in 1997, he served as President and Chairman of the Advisory Committee for the T. Rowe Price Financial Services Fund from its inception in September 1996 through October 1997 and served as Vice President and research analyst primarily responsible for analyzing the insurance and financial services industries from 1995 to 1997.  Previously Mr. Theriault spent five years as a securities analyst, four years in the insurance industry and five years in public accounting.  He graduated with a B.S., cum laude from Boston College and holds designations as a Certified Public Accountant and as a Chartered Financial Analyst.

Bennie H. Duck joined us in May 1996 as Executive Vice President, Secretary, Treasurer and Chief Financial Officer.  Mr. Duck was previously employed for ten years by Bank of America in various capacities and most recently as a Vice President of Corporate Finance where his responsibilities included corporate lending and capital market activities for both high yield and high grade clients.   His previous experience includes middle market corporate finance and real estate construction and development finance.

Nomination of Directors

Given the size and composition of the Board, the Board has elected not to have a nominating committee.  As permitted by Nasdaq rules, in lieu of a nominating committee, the Board has determined that a candidate for director nominee, in the event of a vacancy or the establishment of a new directorship on the board of directors, shall be made to the full board of directors for consideration and approval upon the recommendation of no less than a majority of the independent members of the board of directors as defined in Nasdaq Rule 4200(a)(15).

The Board considers director candidates that are suggested by members of the board of directors, as well as management and stockholders.  The Board may also retain a third-party search firm to identify candidates.  The process utilized by the Board for identifying and evaluating nominees for director, including nominees recommended by stockholders, varies as circumstances warrant but may involve (with or without the assistance of a retained search firm), compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.  During the search process, the Board endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long term interests of our stockholders and contribute to our overall corporate goals.

The Board will consider candidates recommended for consideration by our stockholders, provided the information regarding director candidates recommended by our stockholders is submitted to the Board in accordance with the requirements of our Bylaws, Rule 14a-8 of Regulation 14A under the Securities and Exchange Act of 1934, as amended, and other applicable rules and regulations.  Director candidate recommendation materials are required to be sent to our Secretary by writing c/o Corporate Secretary, First Investors Financial Services Group, Inc., 675 Bering, Suite 710, Houston, Texas 77057.  There are no specific minimum qualifications that the Board requires to be met by a director nominee recommended for a position on the board of directors, nor are there any specific qualities or skills that are necessary for one or more of our board of directors to possess, other than as are necessary to meet any requirements under rules and regulations applicable to us. The board of directors considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the board of directors.  When considering nominating existing directors for re-election to the Board, the Board generally also considers the following criteria: record of past attendance at board of directors and committee meetings; ability to contribute to a positive atmosphere in the board room; absence of any cause for removal; past contributions in service on the

Board; the value of maintaining continuity within the Board; and the nominees’ desire and willingness to attend future board of directors and committee meetings.

Code of Conduct

First Investors has adopted a Code of Business Conduct and Ethics (“Code of Conduct”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer and other persons performing similar functions, as well as to the Company’s directors and employees.  The Code of Conduct has been filed under Item 15 as an exhibit to this Form 10-K.

Audit Committee Information

The Audit Committee, which met six times during the past fiscal year, acts as a direct liaison between the Board and our independent auditors, and its functions include the engagement of auditors, reviewing the scope and results of the annual audit and reviewing, as appropriate, our accounting policies, internal controls and financial reporting practices.  The Audit Committee operates under a written charter approved by the Board of Directors.  The Audit Committee is composed of three directors, Robert L. Clarke, Chairman, Seymour M. Jacobs and Daniel M. Theriault.   Each member of the audit committee meets the membership requirements and is independent as defined in Rule 4200(a)(14) of the National Association of Securities Dealers, Inc.  The Board of Directors has designated Robert L. Clarke and Daniel M. Theriault as “financial experts” as under the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission thereunder.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the past three fiscal years, the compensation of our President and Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Annual Compensation			Long Term Securities Underlying Options/SARS		All Other Compensation(1)

	Year	Salary	Bonus

Tommy A. Moore, Jr.	2002	$150,000	$-0-	-0-		$1,163
President and Chief	2003	$150,000	$-0-	15,000	(3)	$1,125
Executive Officer	2004	$210,000	$26,190	15,000	(4)	$1,696
Bennie H. Duck	2002	$150,000	$15,000	30,000	(2)	$1,092
Executive Vice President	2003	$150,000	$-0-	10,000	(3)	$1,125
and Chief Financial Officer	2004	$190,000	$15,000	10,000	(4)	$1,425

(1)               Reflects amounts contributed by us as regular matching contributions under our 401(K) Plan.

(2)               Consists of options under our 1995 Employee Stock Option Plan granted effective August 2, 2000 and April 5, 2001 covering 20,000 shares of common stock and 10,000 shares of common stock, respectively.

(3)               Consists of options granted under our 1995 Employee Stock Option Plan effective September 11, 2002.

(4)               Consists of options granted under our 1995 Employee Stock Option Plan effective September 10, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock and the exercisable portfion of our stock options, as of July 19, 2004, by: (i) each person who is known by us to own beneficially more than 5% of the issued and outstanding shares of common stock, (ii) each director, and (iii) each executive officer named in the Summary Compensation Table elsewhere herein.  Unless otherwise indicated, each of the persons has sole voting and dispositive power over the shares of common stock shown as beneficially owned by such person.

Name and Address	Position With Company	Amount and Nature of Beneficial Ownership		Percent of Class

Tommy A. Moore, Jr. 675 Bering, Suite 710 Houston, Texas 77057	Chairman of the Board, President and Chief Executive Officer	406,000	(1)	8.1%

Bennie H. Duck 675 Bering, Suite 710 Houston, Texas 77057	Executive Vice President and Chief Financial Officer	56,000	(2)	1.1%

Walter A. Stockard, Jr. 2001 Kirby, Suite 901 Houston, Texas 77019	Director	380,000	(3)	7.6%

Walter A. Stockard 2001 Kirby, Suite 901 Houston, Texas 77019	Director	95,000	(4)	1.9%

Roberto Marchesini 675 Bering, Suite 710 Houston, Texas 77057	Director and Vice President – Portfolio Risk Management	43,000	(5)	*

Robert L. Clarke 711 Louisiana, Suite 2900 Houston, Texas 77002	Director	90,000	(6)	1.8%

Seymour M. Jacobs One Fifth Avenue New York, New York 10003	Director	509,900	(7)	10.2%

John H. Buck 5100 Bank of America Center 700 Louisiana Houston, Texas 77002	Director	20,000	(8)	*

Daniel M. Theriault One Rockefeller Plaza, 19th Floor New York, New York 10020	Director	287,567	(9)	5.7%

J. Randal Roberts 15 Sundown Parkway Austin, Texas 78746		366,669	(10)	7.3%

JAM Partners, LP One Fifth Avenue New York, New York 10003		429,100	(7)	8.6%

Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401		388,500		7.8%

Kristene S. Moore P.O. Box 460445 Houston, Texas 77056		400,000		8.0%

Name and Address	Position With Company	Amount and Nature of Beneficial Ownership		Percent of Class

Hot Creek Ventures I, LP P.O. Box 3178 Gardnerville, Nevada		409,531		8.2%

All executive officers and directors as a group (9 persons)		1,887,467	(11)	35.7%

*              Less than 1% of the Common Stock outstanding.

(1)    Reflects 400,000 shares held by Mr. Moore and 6,000 shares representing the currently exercisable portion of stock options held by Mr. Moore covering 45,000 shares in the aggregate.

(2)    Reflects currently exercisable portion of stock options held by Mr. Duck covering 90,000 shares in the aggregate.

(3)    Consists of 360,000 shares held by Mr. Stockard as custodian for two minor children, as to which he disclaims beneficial ownership; and 20,000 shares representing the currently exercisable portion of stock options held by Mr. Stockard covering 60,000 shares in the aggregate.

(4)    Includes 20,000 shares representing the currently exercisable portion of stock options held by Mr. Stockard covering 60,000 shares in the aggregate.

(5)    Reflects the currently exercisable portion of stock options held by Dr. Marchesini covering 60,000 shares in the aggregate.

(6)    Reflects 90,000 shares representing the currently exercisable portion of stock options held by Mr. Clarke covering 130,000 shares in the aggregate.

(7)    Includes 429,100 shares held by JAM Partners, LP, 30,000 shares held by Mr. Jacobs individually, 30,000 shares held by JAM Special Opportunities Fund LP, 800 shares held by other affiliated individuals or entities as to which Mr. Jacobs may be deemed to be a beneficial holder and 20,000 shares representing the currently exercisable portion of stock options held by Mr. Jacobs covering 60,000 shares in the aggregate.

(8)    Consists of 20,000 shares representing the currently exercisable portion of stock options held by Mr. Buck covering 60,000 shares in the aggregate.

(9)    Reflects 50,000 shares held by Mr. Theriault individually and 6,667 shares representing the currently exercisable portion of stock options held by Mr. Theriault covering 40,000 shares in the aggregate.  Also includes 202,800 shares held by Palladium Partners LP, and 28,100 shares held by Palladium Offshore, Ltd..  With respect to the Palladium Partners LP shares, Mr. Theriault has a controlling interest in a general partner of Palladium Partners LP and serves as the portfolio manager of the managing general partner of Palladium Partners LP.  He disclaims beneficial and pecuniary interest in a percentage of the shares not represented by his limited partnership interest which changes from time to time.  With respect to the Palladium Offshore, Ltd. shares, Mr. Theriault is a non-controlling shareholder of Palladium Offshore, Ltd. and serves as a portfolio manager for the investment advisor to Palladium Offshore, Ltd.  Mr. Theriault disclaims a pecuniary interest in these shares and disclaims beneficial ownership of the shares not represented by his ownership percentage in Palladium Offshore, Ltd.

(10)  Includes 20,000 shares held by a trust for a minor child, as to which Mr. Roberts disclaims beneficial ownership.Includes 281,667 shares issuable upon the exercise of stock options that are currently exercisable.

(11)  Includes 281,667 shares issuable upon the exercise of stock options that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 3, 2001, the Company entered into an agreement with W.A. Stockard, a member of our Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10 percent per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008, but may be repaid at any time unless a default has occurred on one of the Company’s other credit facilities.  As of July 19, 2004, $0 was outstanding under this facility.  Total interest expense incurred under this facility during the fiscal year ended April 30, 2004, was $67,676.

Walter A. Stockard, Jr. is the son of Walter A. Stockard.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of fees paid to the Company’s independent auditor or scheduled to be paid under an engagement agreement for services in fiscal years 2003 and 2004.  The final amounts actually paid for the fiscal year 2004 audit may differ by an immaterial amount based on the final hourly billing by the independent auditor.

	Fiscal Year 2003		Fiscal Year 2004

Audit Fees
Applicable Fiscal Year	$147,803		$171,000
Prior Periods (1)	213,388		0
Total Audit Fees	$361,191		$171,000

Audit Related Fees (2)	$24,139		$25,000
Tax Fees	$0		$0
All Other Fees	$7,500	(3)	$25,392	(4)

Total Fees	$392,830		$221,392

(1)   Reflects fees paid in fiscal year 2003 for the re-audit of fiscal years 2000 and 2001 previously performed by Arthur Andersen LLP in connection with a restatement of prior period results.

(2)   Relates to certain attestation work performed in connection with the Company’s activities as loan servicer for affiliated entities and audit research associated with the formation of an acquisition subsidiary.

(3)   Reflects fees paid in connection with certain consultation work on board compensation and non-employee director stock options.

(4)   Reflects fees paid for attestation work for certain financial disclosures in an offering memorandum related to the issuance of asset-backed term notes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INVESTORS FINANCIAL SERVICES, INC.

By:	/s/ Bennie H. Duck
Bennie H. Duck, Vice President and Chief Financial Officer

Date:	October 11, 2004