Form 10-Q
period 2004-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2004-12-13
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At December 13, 2004
Common Stock-$.001 Par Value	4,742,469

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

October 31, 2004

TABLE OF CONTENTS

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets as of April 30, 2004 and October 31, 2004

Consolidated Statements of Operations for the Three Months and Six Months Ended October 31, 2003 and 2004

Consolidated Statement of Shareholders’ Equity for the Six Months Ended October 31, 2004

Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2003 and 2004

Notes to Unaudited Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — APRIL 30, 2004 AND OCTOBER 31, 2004

	April 30, 2004	October 31, 2004
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$209,777,347	$220,737,007
Receivables Acquired for Investment, net	1,190,230	819,195
Cash and Short-Term Investments, including restricted cash of $19,036,747 and $21,230,620	21,055,237	21,716,736
Accrued Interest Receivable	2,576,023	2,610,985
Assets Held for Sale	851,426	705,169
Other Assets:
Funds held under reinsurance agreement	4,182,134	4,662,749
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $5,759,477 and $6,310,712	6,115,203	5,814,087
Current income taxes receivable	8,212	—
Interest rate derivative positions	—	438,246
Total assets	$245,755,812	$257,504,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$42,705,810	$95,887,447
Term notes	164,718,190	121,706,207
Working capital facility	8,761,143	9,000,000
Other Liabilities:
Accounts payable and accrued liabilities	1,708,984	2,618,067
Current income taxes payable	—	333,712
Deferred income taxes payable	558,000	355,946
Total liabilities	218,452,127	229,901,379

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,583,669 issued; 5,000,269 outstanding at April 30, 2004 and 4,999,369 outstanding at October 31, 2004	5,584	5,584
Additional paid-in capital	18,754,608	18,754,608
Retained earnings	10,515,258	10,818,281
Less, treasury stock, at cost, 583,400 and 584,300 shares	(1,971,765)	(1,975,678)
Total shareholders’ equity	27,303,685	27,602,795
Total liabilities and shareholders’ equity	$245,755,812	$257,504,174

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and Six Months Ended October 31, 2003 and 2004

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2003	2004	2003	2004
Interest Income	$7,923,929	$7,001,225	$15,994,365	$13,953,404
Interest Expense	1,889,442	1,828,779	3,907,413	3,605,552
Net interest income	6,034,487	5,172,446	12,086,952	10,347,852
Provision for Credit Losses	3,269,741	2,442,406	6,661,704	4,884,511
Net Interest Income After Provision for Credit Losses	2,764,746	2,730,040	5,425,248	5,463,341
Other Income:
Servicing revenue	1,223,605	905,409	2,498,237	1,875,364
Late fees and other	469,444	1,205,939	849,005	1,836,492
Income from investment	296,614	176,522	544,483	370,228
Other interest income	138,552	91,834	185,831	165,966
Unrealized loss on interest rate derivative positions	(149,066)	(170,097)	(6,309)	(237,754)
Total other income	1,979,149	2,209,607	4,071,247	4,010,296
Operating Expenses:
Salaries and benefits	2,163,751	2,215,196	4,382,139	4,278,641
Operating expense	1,201,730	1,325,319	2,274,104	2,624,109
General and administrative	964,193	936,232	1,959,476	1,859,053
Other interest expense	120,728	122,632	249,868	234,632
Total operating expenses	4,450,402	4,599,379	8,865,587	8,996,435
Income Before Provision for Income Taxes and Minority Interest	293,493	340,268	630,908	477,202
Provision for Income Taxes:
Current	33,528	326,252	31,226	376,233
Deferred	74,423	(202,054)	203,227	(202,054)
Total provision for income taxes	107,951	124,198	234,453	174,179
Minority Interest	(2,263)	—	(11,429)	—
Net Income	$187,805	$216,070	$407,884	$303,023

Basic and Diluted Net Income per Common Share	$0.04	$0.04	$0.08	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended October 31, 2004

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Total
Balance at April 30, 2004	$5,584	$18,754,608	$10,515,258	$(1,971,765)	$27,303,685
Net income	—	—	303,023	—	303,023
Treasury stock purchases	—	—	—	(3,913)	(3,913)
Balance at October 31, 2004	$5,584	$18,754,608	$10,818,281	$(1,975,678)	$27,602,795

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2003 and 2004

(Unaudited)

	2003	2004
Cash Flows From Operating Activities:
Net income	$407,884	$303,023
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	1,860,309	2,000,025
Provision for credit losses	6,661,704	4,884,511
Minority interest	(11,429)	—
(Increase) decrease in:
Accrued interest receivable	231,310	(34,962)
Restricted cash	1,518,973	(2,193,873)
Deferred financing costs and other assets	(60,279)	(484,754)
Funds held under reinsurance agreement	(1,424,452)	(480,614)
Current income tax receivable	1,004,231	8,212
Interest rate derivative positions	2,219,885	(438,246)
Increase (decrease) in:
Accounts payable and accrued liabilities	146,780	909,081
Deferred income taxes payable	460,963	(202,054)
Current income taxes payable	2,090	333,713
Interest rate derivative positions	(2,588,562)	—
Net cash provided by operating activities	10,429,407	4,604,062
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(51,743,888)	(67,201,988)
Origination of Receivables Acquired for Investment	(328,787)	—
Origination of investment	(3,068)	—
Principal payments from Receivables Held for Investment	43,639,170	47,201,002
Principal payments from Receivables Acquired for Investment	391,404	371,036
Payments received on Assets Held for Sale	3,562,219	3,143,316
Purchase of furniture and equipment	(46,465)	(54,401)
Net cash used in investing activities	(4,529,415)	(16,541,035)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	89,171,068	121,887,990
Working capital facility	—	543,863
Principal payments made on—
Warehouse credit facilities	(69,652,984)	(68,706,353)
Term notes	(23,664,614)	(43,011,983)
Working capital facility	(1,702,887)	(305,006)
Treasury stock purchased	(84,630)	(3,913)
Net cash (used in) provided by financing activities	(5,934,047)	10,404,598
Decrease in Cash and Short-Term Investments	(34,055)	(1,532,375)
Cash and Short-Term Investments at Beginning of Period	2,617,680	2,018,490
Cash and Short-Term Investments at End of Period	$2,583,625	$486,115
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$3,654,656	$3,092,784
Income taxes	3,658	33,963

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2004

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of October 31, 2004, approximately 31%, 19%, and 11% of receivables held for investment had been originated in Texas, Georgia, and Ohio, respectively. The Company currently operates in 28 states.

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

On August 8, 2000, the Company entered into a partnership agreement (Partnership) whereby a subsidiary of the Company was the general partner owning 70% of the partnership interests and First Union Investors, Inc. served as the limited partner and owned 30% of the partnership interests.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc.  The Partnership consists primarily of a portfolio of loans previously owned or securitized by FISC and certain other financial assets including charged-off accounts owned by FISC.

On December 24, 2002, the Company purchased 40% of common stock and an investment in the junior mezzanine debt of First Auto Receivables Corporation (FARC).  FARC purchased an approximately $197.5 million portfolio of installment loan receivables from a subsidiary of Union Acceptance Corporation.  FISC performs ongoing servicing and collection activities on the portfolio.

On March 19, 2003, FISC entered into a servicing agreement with an unrelated third party to service an approximately $300 million portfolio of installment loan receivables purchased from a subsidiary of Union Acceptance Corporation.

In total, at October 31, 2004, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $455 million.

2.                Interim Financial Information

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of October 31, 2004, the Company does not have any entities under which FIN 46 as amended by Interpretation 46R would apply.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of October 31, 2004, and the results of its operations for the three and six months ended October 31, 2003 and 2004, and its cash flows for the six months ended October 31, 2003 and 2004.

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

Receivables Acquired for Investment.  In connection with loans that were acquired in a portfolio purchase by the Partnership, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan’s scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan’s expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables.  Therefore, under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment will be accounted for under the cost-recovery method beginning September 30, 2003.  Under the cost recovery method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received.

Other Income.  Other Income consists of income received from servicing activities, late fees and other loan-related fees, income from investments, loan origination fees, product sales, reinvestment revenue and unrealized gain or loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment and unrealized gain or loss on interest rate derivatives is recognized as changes occur in the derivatives fair value.

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

Treasury Stock.   In September, 2004, the Board of Directors authorized the Company to repurchase up to $1.5 million of the Company’s outstanding common stock.  During the three and six months ended October 31, 2004, the Company engaged in the following transactions:

Three Months Ended October 31, 2004		Six Months Ended October 31, 2004
# of Shares Repurchased	Wtd. Avg. Price/Share	# of Shares Repurchased	Wtd. Avg. Price/Share
900	$4.35	900	$4.35

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

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2003	2004	2003	2004
Net Income, as reported.	$187,805	$216,070	$407,884	$303,023
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes.	36,190	44,942	46,694	80,710
Pro Forma Net Income	$151,615	$171,128	$361,190	$223,313
Basic and Diluted Net Income per Common Share, as reported.	$0.04	$0.04	$0.08	$0.06
Basic and Diluted Net Income per Common Share, pro forma	$0.03	$0.03	$0.07	$0.04

Reclassifications. Certain reclassifications have been made to the fiscal 2003 amounts to conform with the fiscal 2004 presentation.

3.     Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2004 and October 31, 2004:

	April 30, 2004	October 31, 2004
Receivables	$207,489,339	$218,022,613
Unamortized premium and deferred fees(1)	4,487,394	5,025,434
Allowance for credit losses	(2,199,386)	(2,311,040)
Net receivables	$209,777,347	$220,737,007

(1)  Includes premium and discounts paid to dealer plus deferred acquisition cost.

           Activity in the allowance for credit losses for the periods ended October 31, 2003 and 2004 was as follows:

	For the Six Months Ended October 31,
	2003	2004
Balance, beginning of period	$2,397,216	$2,199,386
Provision for credit losses	6,661,704	4,884,511
Charge-offs, net of recoveries	(6,695,350)	(4,772,857)
Balance, end of period	$2,363,570	$2,311,040

4.     Receivables Acquired for Investment

Receivables Acquired for Investment comprise loans previously originated by Auto Lenders Acceptance Corporation and another third party.  Loans originated by Auto Lenders Acceptance Corporation include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through one of the Company’s credit facilities.  Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were purchased at a discount relating to credit quality.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables.  Therefore, under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment will be accounted for under the cost-recovery method beginning September 30, 2003.  Under the cost recovery method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were $979,496 and $739,545 as of April 30, 2004 and October 31, 2004, respectively.

On September 30, 2003 the Company purchased $9.4 million of defaulted auto loan receivables from an unrelated third party.  These loans of $210,734 and $79,650 are included in Receivables Acquired for Investment on the balance sheet as of April 30, 2004 and October 31, 2004 respectively, and are accounted for using the cost-recovery method.  The Company may, from time to time, consider similar acquisitions in the future.

5.     Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by a discrete pool of receivables. On November 20, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.5% and 3.3% for the three months ended and 3.5% and 3.4% for the six months ended October 31, 2004 and October 31, 2003, respectively.

Warehouse Facilities as of October 31, 2004

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At October 31, 2004
FIARC	$150,000,000	$53,855,004	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	1.86%
FIRC	$50,000,000	$42,032,443	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	2.45%

Warehouse Facilities — Credit Enhancement as of October 31, 2004

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is originated by the Company, and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages, nor are they usually aware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during the three months and six months ended October 31, 2004 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.4% of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone was $901,966 and $538,717 during the three months ended and $1,616,436 and $1,610,126 for six months ended October 31, 2004 and 2003, respectively, and accounted for 2.4% and 2.4% during the three months ended and 2.4% and 3.1% for the six months ended October 31, 2004 and 2003, respectively, of the principal amount of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of October 31, 2004, the Insurance Subsidiary had capital and surplus of $2,763,975 and unencumbered cash reserves of $1,672,245 in addition to the $3,287,233 trust account.

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

FIARC — Credit Enhancement for the FIARC warehouse facility is provided to the commercial paper investors by a cash reserve account equal to 1% of the receivables held by FIARC and, additionally, a surety bond issued by MBIA. The Company is not a guarantor of, or otherwise a party to, such commercial paper.

Warehouse Facilities — Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	January 15, 2005	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 1, 2005	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until December 1, 2005.  On June 15, 2004, the FIRC facility was extended to $65 million, and reverted back to $50 million on September 13, 2004.  On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until January 15, 2005.  As of April 30, 2004 and October 31, 2004, there was $0 and $53.9 million, respectively outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of October 31, 2004.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$29,170,916	3.46%
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$92,535,291	2.58%

Credit enhancement on the two Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2002-A	2% of Initial Pool Balance including Pre-Funding Amount of $25 million	99 initial advance decreasing to 97%	Surety Bond
2003-A	0.5% of Initial Pool Balance increasing to 2 of Initial Pool Balance including Pre-Funding Amount of $30 million	96.5 initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and October 31, 2004, the outstanding principal balances on the 2002-A Term Notes were $44,335,659 and $29,170,916 respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and October 31, 2004, the outstanding principal balances on the 2003-A Term notes were $120,382,531 and $92,535,291 respectively.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the over-collateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus 1.5% to LIBOR plus 2.25%.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  At April 30, 2004 and October 31, 2004, there was $8,761,143 and $9,000,000 respectively, outstanding under this facility.

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

Shareholder Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There were no amounts outstanding under this facility as of April 30, 2004 and October 31, 2004 respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at October 31, 2004.

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

During the six months ended October 31, 2004, as a requirement of the FIARC commercial paper facility, the Company entered into four interest rate cap transactions, with strike rates of 5%.  The aggregate initial notional amounts of the caps were $55,834,429 which amortize over six years.  The Company paid an aggregate of $676,000 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  As of October 31, 2004, the combined value of the interest rates caps were $438,246 and are recorded under other assets as interest rate derivative positions.  During the three and six months ended

October 31, 2004, the Company recorded a combined unrealized loss of $170,097 and $237,754 that is included as a separate caption of other income.

During fiscal year 2004, as a requirement of the FIARC commercial paper facility, the Company entered into various interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with a notional balance that amortized over five to six year periods. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps were recorded as unrealized gains or losses and reflected in net income.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstandings under the FIARC facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps.

On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004.  Under the terms of these swaps, the Company paid a floating rate based on one month LIBOR and received a fixed rate of 5.025%.  Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed rate swap created by rapidly declining market interest rates.  In connection with the decision to enter into the $100 million pay floating rate swap, the Company elected to change the designation of the $100 million pay fixed rate swap from a cash flow hedge and not account for the instrument as a hedge under SFAS No. 133.   As a result, the change in fair value of the swaps is reflected in net income for periods subsequent to May 31, 2001.

6.     Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and six months ended October 31, 2003 and 2004, are as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2003	2004	2003	2004
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,005,269	4,999,960	5,014,514	5,000,114
Effect of dilutive stock options and warrants	78,474	70,766	62,856	109,378
Weighted average shares outstanding for diluted earnings per share	5,083,743	5,070,726	5,077,370	5,109,492

For the three months ended October 31, 2003 and 2004, the Company had 259,500 and 468,000, respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share.  For the six months ended October 31, 2003 and 2004, the Company had 259,500 and 280,750, respectively of stock options and stock warrants which were not included in the computation of diluted earnings per share.  These were not included in the computation of earnings per share because to do so would have been antidilutive for the period presented.

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

        The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  The Company recognized servicing revenue of  $433,803 and $237,310 for the three months ended and $821,563 and $500,492 for the six months ended October 31, 2003 and 2004, respectively, interest income of $106,285 and $27,472 for the three months ended and $106,285 and $54,945 for the six months ended October 31, 2003 and 2004, respectively, and equity in earnings in FARC of $296,614 and $176,522 for the three months ended and $544,483 and $370,228 for the six months ended October 31, 2003 and 2004, respectively.  As of April 30, 2004 and October 31, 2004, the equity investment in FARC of $968,327 and junior mezzanine debt of $716,275 are included in Deferred Financing Costs and Other Assets on the balance sheet.

8.   New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for loans acquired through a transfer (including a business combination) that have differences between their expected cash flows and their contractual cash flows, due in part to credit quality. The SOP requires that the excess of the expected cash flows at acquisition to be collected over the acquirer’s initial investment be recognized on a level-yield basis over the loan’s life. Any future revised estimate of cash flows in excess of the original cash flows is recognized as a future yield adjustment. Future decreases in actual cash flows over the original expected cash flows are recognized as impairment and expensed immediately. Valuation allowances can not be created or “carried over” in the initial accounting for loans acquired that are within the scope of the SOP. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  The Company does not anticipate SOP 03-3 will have a material effect on its financial statements.

9.     Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of October 31, 2004, no shares have been issued.

      Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2004 and October 31, 2004, a total of 282,500 and 370,500, respectively, options had been issued and remained outstanding leaving a remaining 217,500 and 129,500, respectively, available under the plan.

      The exercise price of the option is payable in cash upon exercise.  At the discretion of the Compensation Committee, options may be issued in tandem with stock appreciation rights entitling the option holder to receive an amount in cash or in shares of common stock, or a combination thereof, equal in value to any increase since the date of grant in the fair market value of the common stock covered by the option.

        Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  A total of 500,000 shares of common stock are available for issuance.  Option grants will be both automatic and discretionary.   Automatic grants of 20,000 shares for each non-employee director, or 100,000 shares total, were approved in September 2002.  Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2004 and October 31, 2004, a total of 270,000 and 390,000, respectively, options had been issued under the plan, leaving a remaining 230,000 and 110,000, respectively, available for issuance.  In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Stock Option Plan.

10.  Subsequent Events

On November 16, 2004, the Company received a letter from NASDAQ, indicating that the NASDAQ is reviewing the Company’s eligibility for listing on The NASDAQ National Market as a consequence of failure to meet the minimum 400 round lot shareholder requirement of Marketplace Rule 4450(a)(4).  In the letter, NASDAQ states that the Company had until December 1, 2004, to provide an acceptable plan to regain compliance, or the staff will initiate delisting of the Company’s common stock.  As a result of this action, and after considering the costs and benefits associated with the continued listing on The NASDAQ National Market, the Company has elected to delist itself from The NASDAQ National Market. This decision in no way affects the Company’s status as a public company. The Company anticipates that its shares will continue to be traded in the over-the-counter bulletin board market.  The Company will continue to file Forms 10-Q, 10-K, and 8-K with the Securities and Exchange Commission and mail an annual report to stockholders following each fiscal year end.

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

Receivables Acquired for Investment.  The Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan’s scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan’s expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables.  Therefore, under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment will be accounted for under the cost-recovery method beginning September 30, 2003.  Under the cost recovery method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received.

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

Managed Receivables

        The Company’s managed receivables are (dollars in thousands):

	As of or for the Periods Ended October 31,
	2003	2004
Receivables Held for Investment:
Number	17,866	16,397
Principal balance	$222,978	$218,023
Average principal balance of receivables outstanding during the six-month period	$226,395	$209,670
Average principal balance of receivables outstanding during the three-month period	$225,452	$211,909
Receivables Acquired for Investment:
Number	116	654
Principal balance	$212	$819
Other Servicing:
Number	21,923	16,223
Principal balance	$347,456	$236,399
Total Managed Receivables Portfolio:
Number	39,905	33,274
Principal balance	$570,647	$455,241
Average principal balance of receivables outstanding during the six-month period	$618,420	$469,366
Average principal balance of receivables outstanding during the three-month period	$597,541	$459,285

        The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Receivables Held for Investment:
Effective yield on Receivables Held for Investment(1)	14.0%	13.2%	14.1%	13.3%
Average cost of debt(2)	3.3%	3.5%	3.4%	3.5%
Net interest spread(3)	10.7%	9.7%	10.7%	9.8%
Net interest margin(4)	10.7%	9.8%	10.7%	9.9%

(1)   Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2)   Represents interest expense as a percentage of average debt outstanding.

(3)   Represents effective yield on Receivables Held for Investment less average cost of debt.

(4)   Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to finance the receivables. Net interest income was $5.2 million and $10.3 million for the three and six months ended October 31, 2004, respectively, a decrease of 14.3% and 14.4% when compared to amounts reported for the three and six months ended October 31, 2003, respectively.

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

	Three Months Ended October 31, 2003 to 2004			Six Months Ended October 31, 2003 to 2004
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net	Average Principal Amount	Average Rate	Total Net
Receivables Held for Investment:
Interest income	$(476)	$(447)	$(923)	$(1,182)	$(859)	$(2,041)
Interest expense	$(150)	$89	$(61)	$(350)	$48	$(302)
Net interest income	$(326)	$(536)	$(862)	$(832)	$(907)	$(1,739)

Results of Operations

Three Months and Six Months Ended October 31, 2004 and 2003 (dollars in thousands)

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

Executive Summary.  Net income for the three and six months ended October 31, 2004 was $216 and $303 compared to $188 and $408 for the three and six months ended October 31, 2003.  Basic and diluted earnings per common share were $0.04 and $0.06 for the three and six months ended October 31, 2004 compared to $0.04 and $0.08 for the three and six months ended October 31, 2003.  The increase in net income for the three months ended October 31, 2004 compared to October 31, 2003 is due to (i) a lower provision for loan losses and (ii) an increase in other income from product sales and loan related fee collections, partially offset by several factors including (i) a decline in effective yields, (ii) a decline in average Receivables Held for Investment, (iii) a decline in loan servicing income and (iv) an increase in the unrealized loss on interest rate derivatives.  The decline in net income for the six months ended October 31, 2004 compared to October 31, 2003 is due to several factors including (i) a decline in effective yields, (ii) a decline in average Receivables Held for Investment, (iii) a decline in loan servicing income and (iv) an increase in the unrealized loss on interest rate derivatives, partially offset by (i) a lower provision for loan losses and (ii) an increase in other income from product sales and loan related fee collections.

Interest Income. Interest income for the three and six months ended October 31, 2004 decreased to $7,001 and $13,953 compared to $7,924 and $15,994 for the three and six months ended October 31, 2003.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect receivables within Receivables Held for Investment, and the level of prepayments and charge-offs.  Interest income on Receivables Held for Investment decreased 12% and 13% for the three and six months ended October 31, 2004 compared to the three and six months ended October 31, 2003.  The reduction in yield for the three and six months ended October 31, 2004 is due to (i) a decrease in weighted average interest rate of 84 basis points for the three months ended and 82 basis points for the six months ended October 31, 2004 compared to the three and six months ended October 31, 2003.  This reflects the Company’s increased focus on receivables originated directly to consumers which typically carry lower interest rates and (ii) a 6% and 7% decrease in the average portfolio outstanding for the three and six months ended October 31, 2004 compared the three and six months ended October 31, 2003.

Interest Expense. Interest expense for the three and six months ended October 31, 2004 decreased to $1,828 and $3,606 compared to $1,889 and $3,907 for the three and six months ended October 31, 2003. Interest expense on Receivables Held for Investment decreased 3% and 8% for the three and six months ended October 31, 2004.  The reduction in interest expense is primarily due to (i) the average debt outstanding decreased $18,147 or 8% for the three months ended October 31, 2004 and $20,532 or 9% for the six months ended October 31, 2004 compared to the three and six months ended October 31, 2003 as a result of a 6% and 7% decrease in the average portfolio of Receivables Held for Investment for the three and six months ended October 31, 2004 compared to October 31, 2003 and (ii) the termination of swap agreements in April 2004. These events were partially offset by (i) the Company’s decision to lock in interest rates on $140 million of debt in November 2003 through the issuance of Term Notes to minimize the risk of future interest rate increases as longer term fixed rate Term Notes typically carry higher interest rates than shorter term floating rate debt and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

Provision for Credit Losses. The provision for credit losses for the three and six months ended October 31, 2004 decreased to $2,442 and $4,885 as compared to $3,270 and $6,662 for the three and six months ended October 31, 2003. The decrease in provision for credit losses is primarily due to (i) improving economic trends (ii) the decrease in the average Receivables Held for Investment of 6% and 7% for the three and six months ended

October 31, 2004 compared to October 31, 2003, (iii) a change in portfolio mix to loans originated directly to the customer which typically has a lower loss frequency and (iv) the increase in recovery rates on repossessions and defaults.

Net charge-offs for the three and six months ended October 31, 2004 decreased to $2,333 and $4,773 compared to $3,333 and $6,695 for the three and six months ended October 31, 2003.  The decrease in net charge-offs for the three and six months ended October 31, 2004 is primarily due to (i) the decrease in the average Receivables Held for Investment of 6% and 7% for the three and six months ended October 31, 2004 compared to October 31, 2003 (ii) a decrease in loss frequency and severity from repossessions and (iii) an increase in recoveries from defaulted loans.

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

Servicing Revenue.  Servicing revenue decreased to $905 and $1,875 for the three and six months ended October 31, 2004 compared to $1,224 and $2,498 for three and six months ended October 31, 2003.  The decrease in servicing revenue for the three and six months ended October 31, 2004 is due to the decrease in principal balance of the servicing portfolio, partially offset by revenues related to incentive servicing fees that were not present in 2003 and have been realized due to the favorable performance of the related serviced portfolio. Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Late Fees and Other Income. Late fees and other income increased to $1,206 and $1,836 for the three and six months ended October 31, 2004, compared to $469 and $849 for the three and six months ended October 31, 2003.  The increase is attributable to (i) increased collections of payments allocated to late fees and other income, (ii) an increase in loans originated for a third party (iii) income received related to GAP insurance and extended service contracts sold to consumers in connection with the Company’s direct lending activities that were not present during the three and six months ended October 31, 2003 and (iv) an increase in collection efforts.  Income derived from late fees and collection activities are recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.

Late fees and other income are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS No. 133, the Company is required to record interest rate derivative positions at fair value.  An unrealized loss of $170 and $238 for the three and six months ended October 31, 2004, compared to an unrealized loss of $149 and $6 for the three and six months ended October 31, 2003 are principally due to changes in the fair value of the Company’s derivative positions.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $2,215 the three months ended October 31, 2004, compared to $2,164 for the three months ended October 31, 2003.  The increase is primarily due to additional permanent and temporary staffing to support an increase in new loan originations during the three months ended October 31, 2004 partially offset by a decrease in bonuses paid to collection personnel.  Salaries and benefit expense decreased to $4,279 for the six months ended October 31, 2004, compared to $4,382 for the six months ended October 31, 2003. The decrease is primarily due to (i) a decrease in staff associated with a decrease in the Company’s serviced portfolio and (ii) a decrease in costs associated with new hires.

Operating Expenses. Operating expenses increased to $1,325 and $2,624 for the three and six months ended October 31, 2004, compared to $1,202 and $2,274 for the three and six months ended October 31, 2003.  An increase in credit bureau and postage costs is due to the Company’s decision to grow the direct lending business in fiscal year 2005.  Overall operating expenses are generally correlated to the total number of receivables managed by the Company.

General and Administrative. General and administrative expenses decreased to $936 and $1,859 for the three and six months ended October 31, 2004, compared to $964 and $1,959 for the three and six months ended October 31, 2003.  The three and six months ended October 31, 2004 experienced a general decline in occupancy, travel, depreciation and amortization expense, partially offset by an increase in professional fees.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Liquidity and Capital Resources

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by a discrete pool of receivables. On November 20, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.5% and 3.3% for the three months ended and 3.5% and 3.4% for the six months ended October 31, 2004 and October 31, 2003, respectively.

Warehouse Facilities as of October 31, 2004

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At October 31, 2004
FIARC	$150,000,000	$53,855,004	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	1.86%
FIRC	$50,000,000	$42,032,443	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	2.45%

Warehouse Facilities — Credit Enhancement as of October 31, 2004

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is originated by the Company, and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages, nor are they usually aware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during the three months and six months ended October 31, 2004 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.4% of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone was $901,966 and $538,717 during the three months ended and $1,616,436 and $1,610,126 for six months ended October 31, 2004 and 2003, respectively, and accounted for 2.4% and 2.4% during the three months ended and 2.4% and 3.1% for the six months ended October 31, 2004 and 2003, respectively, of the principal amount of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of October 31, 2004, the Insurance Subsidiary had capital and surplus of $2,763,975 and unencumbered cash reserves of $1,672,245 in addition to the $3,287,233 trust account.

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

FIARC — Credit Enhancement for the FIARC warehouse facility is provided to the commercial paper investors by a cash reserve account equal to 1% of the receivables held by FIARC and, additionally, a surety bond issued by MBIA. The Company is not a guarantor of, or otherwise a party to, such commercial paper.

Warehouse Facilities — Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	January 15, 2005	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 1, 2005	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until December 1, 2005.  On June 15, 2004, the FIRC facility was extended to $65 million, and reverted back to $50 million on September 13, 2004.  On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until January 15, 2005.  As of April 30, 2004 and October 31, 2004, there was $0 and $53.9 million, respectively outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of October 31, 2004.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$29,170,916	3.46%
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$92,535,291	2.58%

Credit enhancement on the two Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2002-A	2% of Initial Pool Balance including Pre-Funding Amount of $25 million	99% initial advance decreasing to 97%	Surety Bond
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount of $30 million	96.5% initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool.  The final maturity of the 2002-A Term Notes is December 15, 2008.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and

October 31, 2004, the outstanding principal balances on the 2002-A Term Notes were $44,335,659 and $29,170,916 respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and October 31, 2004, the outstanding principal balances on the 2003-A Term notes were $120,382,531 and $92,535,291 respectively.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the over-collateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus 1.5% to LIBOR plus 2.25%.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.    In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  At April 30, 2004 and October 31, 2004, there was $8,761,143 and $9,000,000 respectively, outstanding under this facility.

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

Shareholder Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There were no amounts outstanding under this facility as of April 30, 2004 and October 31, 2004 respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at October 31, 2004.

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

During the six months ended October 31, 2004, as a requirement of the FIARC commercial paper facility, the Company entered into four interest rate cap transactions, with strike rates of 5%.  The aggregate initial notional amounts of the caps were $55,834,429 which amortize over six years.  The Company paid an aggregate of $676,000 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  As of October 31, 2004, the combined value of the interest rates caps were $438,246 and are recorded under other assets as interest rate derivative positions.  During the three and six months ended October 31, 2004, the Company recorded a combined unrealized loss of $170,097 and $237,754 that is included as a separate caption of other income.

During fiscal year 2004, as a requirement of the FIARC commercial paper facility, the Company entered into various interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with a notional balance that amortized over five to six year periods. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps were recorded as unrealized gains or losses and reflected in net income.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstandings under the FIARC facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps.

On June 1, 2001, the Company entered into interest rate swaps with an aggregate notional amount of $100 million and a maturity date of April 15, 2004.  Under the terms of these swaps, the Company paid a floating rate based on one month LIBOR and received a fixed rate of 5.025%.  Management elected to enter into these swap agreements to offset the uneconomical position of the existing pay fixed rate swap created by rapidly declining market interest rates.  In connection with the decision to enter into the $100 million pay floating rate swap, the Company elected to change the designation of the $100 million pay fixed rate swap from a cash flow hedge and not account for the instrument as a hedge under SFAS No. 133.   As a result, the change in fair value of the swaps is reflected in net income for periods subsequent to May 31, 2001.

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,311,040 as of October 31, 2004 and $2,199,386 as of April 30, 2004 as a percentage of Receivables Held for Investment of $218,022,613 as of October 31, 2004 and $207,489,339 as of April 30, 2004 was 1.1% and 1.1% respectively.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers, which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $2,442,406 and $4,884,511 for the three and six months ended October 31, 2004 compared to and $3,269,741 and $6,661,704 for the three and six months ended October 31, 2004 have been recorded.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	As of or for the Six Months Ended October 31,
	2003		2004
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding(1):
30 - 59 days	274	$2,467	284	$2,879
60 - 89 days	139	1,280	80	895
90 days or more	350	3,333	215	1,948
Total delinquencies	763	$7,080	579	$5,722
Total delinquencies as a percentage of outstanding receivables.	4.3%	3.2%	3.5%	2.6%
Net charge-offs as a percentage of average receivables outstanding during the period(2)	5.9%	4.6%

(1)          Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

(2)          The percentages have been annualized and are not necessarily indicative of the results for a full year.

The lower annualized charge-off rate results from an improving economic environment coupled with an increase in the Company’s direct to consumer lending program and higher recovery rates on repossessions.

As of October 31, 2004, there were 409 accounts totaling $3,951,168 that were in bankruptcy status and were more than 30 days past due.  As of October 31, 2003, there were 514 accounts totaling $5,185,257 that were in bankruptcy status and were more than 30 days past due.  As of October 31, 2004 and 2003, 91% and 90%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for loans acquired through a transfer (including a business combination) that have differences between their expected cash flows and their contractual cash flows, due in part to credit quality. The SOP requires that the excess of the expected cash flows at acquisition to be collected over the acquirer’s initial investment be recognized on a level-yield basis over the loan’s life. Any future revised estimate of cash flows in excess of the original cash flows is recognized as a future yield adjustment. Future decreases in actual cash flows over the original expected cash flows are recognized as impairment and expensed immediately. Valuation allowances can not be created or “carried over” in the initial accounting for loans acquired that are within the scope of the SOP. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  The Company does not anticipate SOP 03-3 will have a material effect on its financial statements.

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

As of October 31, 2004, the Company had $104.9 million of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $.7 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of October 31, 2003, the Company had $168.5 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $1.1 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

ITEM 4.   CONTROLS AND PROCEDURES

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

        There has been no change in our internal controls over financial reporting that occurred during the three months ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

                                On November 16, 2004, the Company received a letter from NASDAQ, indicating that the NASDAQ is reviewing the Company’s eligibility for listing on The NASDAQ National Market as a consequence of failure to meet the minimum 400 round lot shareholder requirement of Marketplace Rule 4450(a)(4).  In the letter, NASDAQ states that the Company had until December 1, 2004, to provide an acceptable plan to regain compliance, or the staff will initiate delisting of the Company’s common stock.  As a result of this action, and after considering the costs and benefits associated with the continued listing on The NASDAQ National Market, the Company has elected to delist itself from The NASDAQ National Market. This decision in no way affects the Company’s status as a public company. The Company anticipates that its shares will continue to be traded in the over-the-counter bulletin board market.  The Company will continue to file Forms 10-Q, 10-K, and 8-K with the Securities and Exchange Commission and mail an annual report to stockholders following each fiscal year end.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1                           Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Filed with this 10-Q

(b)         Reports on Form 8-K

Form 8-K filed September 13, 2004, press release announcing the quarter end July 31, 2004 financial results.

Form 8-K filed November 19, 2004, press release announcing preliminary results for the quarter end October 31, 2004 and a NASDAQ notice of potential delisting from The National Market Exchange.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: December 13, 2004	By:	/s/ TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: December 13, 2004	By:	/s/ BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer