Form 10-Q
period 2005-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2005-03-16
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At March 14, 2005
Common Stock-$.001 Par Value	4,411,693

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

January 31, 2005

TABLE OF CONTENTS

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets as of April 30, 2004 and January 31, 2005

Consolidated Statements of Operations for the Three Months and Nine Months Ended January 31, 2004 and 2005

Consolidated Statement of Shareholders’ Equity for the Nine Months Ended January 31, 2005

Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2004 and 2005

Notes to Unaudited Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS -- APRIL 30, 2004 AND JANUARY 31, 2005

	April 30, 2004	January 31, 2005
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$209,777,347	$230,941,033
Receivables Acquired for Investment, net	1,190,230	720,660
Cash and Short-Term Investments	2,018,490	721,167
Restricted Cash	19,036,747	19,444,867
Accrued Interest Receivable	2,576,023	2,339,549
Assets Held for Sale	851,426	864,617
Other Assets:
Funds held under reinsurance agreement	4,182,134	4,818,003
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $5,759,477 and $6,600,513	6,115,203	5,635,405
Current income taxes receivable	8,212	—
Interest rate derivative positions	—	844,495
Total assets	$245,755,812	266,329,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$42,705,810	$123,100,407
Term notes	164,718,190	104,442,696
Working capital facility	8,761,143	10,500,000
Other Liabilities:
Accounts payable and accrued liabilities	1,708,984	2,048,576
Deferred income taxes payable	558,000	848,069
Total liabilities	218,452,127	240,939,748

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,583,669 issued; 5,000,269 outstanding at April 30, 2004 and 4,411,693 outstanding at January 31, 2005	5,584	5,584
Additional paid-in capital	18,754,608	18,754,608
Retained earnings	10,515,258	11,097,167
Less, treasury stock, at cost, 583,400 and 1,171,976 shares	(1,971,765)	(4,467,311)
Total shareholders’ equity	27,303,685	25,390,048
Total liabilities and shareholders’ equity	$245,755,812	$266,329,796

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and Nine Months Ended January 31, 2004 and 2005

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2004	2005	2004	2005

Interest Income	$7,499,053	$7,220,443	$23,493,418	$21,173,847
Interest Expense	2,341,708	1,964,382	6,249,121	5,569,934
Net interest income	5,157,345	5,256,061	17,244,297	15,603,913
Provision for Credit Losses	3,324,302	2,574,748	9,986,006	7,459,259
Net Interest Income After Provision for Credit Losses	1,833,043	2,681,313	7,258,291	8,144,654
Other Income:
Servicing revenue	1,347,128	820,952	3,845,366	2,696,316
Late fees and other	321,652	1,089,385	1,170,658	2,925,877
Income from investment	273,613	156,652	818,095	526,880
Other interest income	198,949	117,613	384,779	283,579
Unrealized (loss) gain on interest rate derivative positions	(26,923)	5,562	(33,232)	(232,192)
Total other income	2,114,419	2,190,164	6,185,666	6,200,460
Operating Expenses:
Salaries and benefits	2,094,524	2,304,304	6,476,663	6,582,945
Operating expense	1,150,655	1,028,275	3,424,759	3,652,384
General and administrative	852,394	959,693	2,811,870	2,818,746
Other interest expense	113,611	140,014	363,479	374,646
Total operating expenses	4,211,184	4,432,286	13,076,771	13,428,721
(Loss) Income Before Provision for Income Taxes and Minority Interest	(263,722)	439,191	367,186	916,393
(Benefit) Provision for Income Taxes:
Current	(26,517)	(402,301)	(9,397)	(26,067)
Deferred	(69,713)	562,606	147,620	360,551
Total (benefit) provision for income taxes	(96,230)	160,305	138,223	334,484
Minority Interest	—	—	(11,429)	—
Net (Loss) Income	$(167,492)	$278,886	$240,392	$581,909

Basic and Diluted Net (Loss) Income per Common Share	$(0.03)	$0.06	$0.05	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended January 31, 2005

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Total
Balance at April 30, 2004	$5,584	$18,754,608	$10,515,258	$(1,971,765)	$27,303,685
Net income	—	—	581,909	—	581,909
Treasury stock purchases	—	—	—	(2,495,546)	(2,495,546)
Balance at January 31, 2005	$5,584	$18,754,608	$11,097,167	$(4,467,311)	25,390,048

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2004 and 2005

(Unaudited)

	2004	2005

Cash Flows From Operating Activities:
Net income	$240,392	$581,909
Adjustments to reconcile net income to net cash (used in) provided by operating activities —
Depreciation and amortization expense	2,809,815	2,931,083
Provision for credit losses	9,986,006	7,459,259
Minority interest	(11,429)	—
(Increase) decrease in:
Accrued interest receivable	696,434	236,474
Restricted cash	(12,857,251)	(408,120)
Deferred financing costs and other assets	(1,919,718)	(660,048)
Funds held under reinsurance agreement	(1,007,425)	(635,869)
Current income tax receivable	962,041	8,212
Interest rate derivative positions	3,789,285	(844,495)
Increase (decrease) in:
Accounts payable and accrued liabilities	(38,338)	339,592
Deferred income taxes payable	534,224	290,069
Interest rate derivative positions	(3,907,344)	—
Net cash (used in) provided by operating activities	(723,308)	9,298,066
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(68,768,322)	(104,941,043)
Origination of Receivables Acquired for Investment	(328,787)	—
Principal payments from Receivables Held for Investment	64,960,757	69,888,379
Principal payments from Receivables Acquired for Investment	836,061	469,570
Payments received on Assets Held for Sale	5,401,736	4,713,682
Purchase of furniture and equipment	(136,567)	(88,391)
Net cash provided by (used in) investing activities	1,964,878	(29,957,803)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	108,416,068	201,034,659
Term notes	139,661,000	—
Working capital facility	—	2,043,863
Principal payments made on—
Warehouse credit facilities	(207,670,589)	(120,640,062)
Term notes	(40,764,932)	(60,275,494)
Working capital facility	(1,953,375)	(305,006)
Treasury stock purchased	(105,630)	(2,495,546)
Net cash (used in) provided by financing activities	(2,417,458)	19,362,414
Decrease in Cash and Short-Term Investments	(1,175,888)	(1,297,323)
Cash and Short-Term Investments at Beginning of Period	2,617,680	2,018,490
Cash and Short-Term Investments at End of Period	$1,441,792	$721,167
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$5,763,233	$4,755,179
Income taxes	5,815	33,963

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of January 31, 2005, approximately 31% and 18% of receivables held for investment had been originated in Texas and Georgia, respectively. The Company currently operates in 28 states.

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

In total, at January 31, 2005, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $448 million.

2.                Interim Financial Information

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of January 31, 2005, the Company does not have any entities under which FIN 46 as amended by Interpretation 46R would apply.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of January 31, 2005, and the results of its operations for the three and nine months ended January 31, 2004 and 2005, and its cash flows for the nine months ended January 31, 2004 and 2005.

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

Receivables Acquired for Investment.  In connection with loans that were acquired in a portfolio purchase by the Partnership, the Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan’s scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan’s expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables.  Therefore, under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment are accounted for under the cost-recovery method beginning September 30, 2003.  Under the cost recovery method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received.

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

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.  SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they comprise a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

Treasury Stock.  In September, 2004, the Board of Directors authorized the Company to repurchase up to $1.5 million of the Company’s outstanding common stock.  This plan was subsequently amended in December, 2004, authorizing the repurchase of an additional $1 million of the Company’s outstanding common stock, resulting in the total authorization of $2.5 million to repurchase the Company’s stock.  During the three and nine months ended January 31, 2005, the Company engaged in the following transactions:

Three Months Ended January 31, 2005		Nine Months Ended January 31, 2005
# of Shares Repurchased	Wtd. Avg. Price/Share	# of Shares Repurchased	Wtd. Avg. Price/Share
587,676	$4.24	588,576	$4.24

As a result of the 587,676 shares repurchased during the third quarter, the Company completed the $2.5 million authorized increase in the share repurchase plan and, as a result, announced the conclusion of its share repurchase plan originally adopted in December 2001.  Since the inception of the plan, a total of 1,171,976 shares were repurchased at a weighted average price of $3.81 per share.

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

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2004	2005	2004	2005
Net (Loss) Income, as reported	$(167,492)	$278,886	$240,392	$581,909
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	32,562	44,933	79,256	125,643
Pro Forma Net (Loss) Income	$(200,054)	$233,953	$161,136	$456,266

Basic and Diluted Net (Loss) Income per Common Share, as reported	$(0.03)	$0.06	$0.05	$0.12
Basic and Diluted Net (Loss) Income per Common Share, pro forma	$(0.04)	$0.05	$0.03	$0.09

Reclassifications. Certain reclassifications have been made to the fiscal 2004 amounts to conform with the fiscal 2005 presentation.

3.              Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2004 and January 31, 2005:

	April 30, 2004	January 31, 2005
Receivables	$207,489,339	$227,611,249
Unamortized premium and deferred fees (1)	4,487,394	5,742,463
Allowance for credit losses	(2,199,386)	(2,412,679)
Net receivables	$209,777,347	$230,941,033

(1)          Includes premium and discounts paid to dealer plus deferred acquisition cost.

Activity in the allowance for credit losses for the periods ended January 31, 2004 and 2005 was as follows:

	For the Nine Months Ended January 31,
	2004	2005
Balance, beginning of period	$2,397,216	$2,199,386
Provision for credit losses	9,986,006	7,459,260
Charge-offs, net of recoveries	(10,121,583)	(7,245,967)
Balance, end of period	$2,261,639	$2,412,679

4.              Receivables Acquired for Investment

Receivables Acquired for Investment comprise loans previously originated by Auto Lenders Acceptance Corporation and another third party.  Loans originated by Auto Lenders Acceptance Corporation include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through one of the Company’s credit facilities.  Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were purchased at a discount relating to credit quality.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables.  Therefore, under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment are accounted for under the cost-recovery method beginning September 30, 2003.  Under the cost recovery method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were $979,496 and $671,935 as of April 30, 2004 and January 31, 2005, respectively.

On September 30, 2003 the Company purchased $9.4 million of defaulted auto loan receivables from an unrelated third party.  These loans of $210,734 and $48,725 are included in Receivables Acquired for Investment on the balance sheet as of April 30, 2004 and January 31, 2005 respectively, and are accounted for using the cost-recovery method.  The Company may, from time to time, consider similar acquisitions in the future.

5.              Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by a discrete pool of receivables. On November 20, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.54% and 3.96% for the three months ended January 31, 2005 and 2004 3.48% and 3.58% for the nine months ended January 31, 2005 and 2004, respectively.

Warehouse Facilities as of January 31, 2005

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At January 31, 2005
FIARC	$150,000,000	$89,120,297	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	3.05%
FIRC	$50,000,000	$33,980,110	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	2.44%

Warehouse Facilities – Credit Enhancement as of January 31, 2005

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is originated by the Company, and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by multiple credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages, nor are they usually aware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during the three months and nine months ended January 31, 2005 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.9% of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone were $1,028,980 and $606,135 during the three months ended and $2,645,416 and $2,216,261 for nine months ended January 31, 2005 and 2004, respectively, and accounted for 2.7% and 3.6% during the three months ended and 2.5% and 3.2% for the nine months ended January 31, 2005 and 2004, respectively, of the principal amount of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of January 31, 2005, the Insurance Subsidiary had capital and surplus of $2,451,776 and unencumbered cash reserves of $1,790,632 in addition to the $3,300,508 trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	February 15, 2006	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 1, 2005	Convert to a term loan which would mature nine months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until December 1, 2005.  On June 15, 2004, the FIRC facility was extended to $65 million, and reverted back to $50 million on September 13, 2004.  On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 15, 2006.  As of April 30, 2004 and January 31, 2005, there was $0 and $34 million, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of January 31, 2005.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$23,636,247	3.46%
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$80,806,448	2.58%

Credit enhancement on the two Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2002-A	2% of Initial Pool Balance including Pre-Funding Amount of $25 million	99% initial advance decreasing to 97%	Surety Bond
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount of $30 million	96.5% initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term

Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and January 31, 2005, the outstanding principal balances on the 2002-A Term Notes were $44,335,659 and $23,636,247, respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and January 31, 2005, the outstanding principal balances on the 2003-A Term notes were $120,382,531 and $80,806,448, respectively.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of a working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the over-collateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus 1.5% to LIBOR plus 2.25%.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  At April 30, 2004 and January 31, 2005, there was $8,761,143 and $10,500,000, respectively, outstanding under this facility.

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

Shareholder Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the board of directors.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There were no amounts outstanding under this facility as of April 30, 2004 and January 31, 2005 respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at January 31, 2005.

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

During the nine months ended January 31, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into seven interest rate cap transactions, with strike rates of 5%.  The aggregate initial notional amounts of the caps were $97,056,198 which amortize over six years.  The Company paid an aggregate of $1,076,687 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  As of January 31, 2005, the combined value of the interest rates caps were $844,495 and are recorded under other assets as interest rate derivative positions.  During the three months ended January 31, 2005, the Company recorded a combined unrealized gain of $5,562 and during the nine months ended January 31, 2005, the Company recorded a combined unrealized loss of $232,192 that is included as a separate caption under other income.

During fiscal year 2004, as a requirement of the FIARC commercial paper facility, the Company entered into various interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with a notional balance that amortized over five to nine year periods. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps were recorded as unrealized gains or losses and reflected in net income.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstanding principal under the FIARC facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps.

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

6.              Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended January 31, 2005 and 2004, are as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2004	2005	2004	2005
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,004,236	4,747,197	5,011,088	4,915,815
Effect of dilutive stock options and warrants	77,291	71,740	69,042	96,832
Weighted average shares outstanding for diluted earnings per share	5,081,527	4,818,937	5,080,130	5,012,647

For the three and nine months ended January 31, 2004 and 2005, the Company had 259,500 and 468,000, respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share.  These were not included in the computation of earnings per share because to do so would have been antidilutive for the periods presented.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  The Company recognized servicing revenue of  $266,359 and $207,505 for the three months ended and $1,087,922 and $707,997 for the nine months ended January 31, 2004 and 2005, respectively, interest income of $28,589 and $27,473 for the three months ended and $134,874 and $82,418 for the nine months ended January 31, 2004 and 2005, respectively, and equity in earnings in FARC of $273,612 and $156,652 for the three months ended and $818,095 and $526,880 for the nine months ended January 31, 2004 and 2005, respectively.  As of April 30, 2004 and January 31, 2005, the equity investment in FARC of $968,327 and junior mezzanine debt of $716,675 are included in Deferred Financing Costs and Other Assets on the balance sheet.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment -a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method.

SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to such awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company has not yet completed its evaluation of the impact that SFAS No. 123(R) will have on its financial position and results of operations.

9.                  Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of January 31, 2005, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10,

2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2004 and January 31, 2005, a total of 282,500 and 370,500, respectively, options had been issued and remained outstanding leaving a remaining 217,500 and 129,500, respectively, available under the plan.  All stock options issued to date under the Plan have been issued as incentive stock options with an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.  The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  A total of 500,000 shares of common stock are available for issuance.  Option grants will be both automatic and discretionary.  Automatic grants of 20,000 shares for each non-employee director, or 100,000 shares total, were approved in September 2002.  Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2004 and January 31, 2005, a total of 270,000 and 390,000, respectively, options had been issued under the plan, leaving a remaining 230,000 and 110,000, respectively, available for issuance.  In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Stock Option Plan.  All options issued under this plan were issued with an exercise price equal to the fair market value of the of the underlying common stock on the date of the grant

10.       Subsequent Events

On February 28, 2005, the Company notified the note holders of the 2002-A securitization of its intent to exercise its prepayment call provision effective March 15, 2005.  The Company intends to finance the call through its FIRC and FIARC loan facilities, and thus believes there will be a minimal cash impact.

11.       Other Events

On November 16, 2004, the Company received a letter from NASDAQ, indicating that the NASDAQ is reviewing the Company’s eligibility for listing on the NASDAQ National Market as a consequence of failure to meet the minimum 400 round lot shareholder requirement of Marketplace Rule 4450(a)(4).  In the letter, NASDAQ stated that the Company had until December 1, 2004, to provide an acceptable plan to regain compliance, or the staff will initiate delisting of the Company’s common stock.  As a result of this action, and after considering the costs and benefits associated with the continued listing on the NASDAQ National Market, the Company has elected to delist itself from the NASDAQ National Market electing instead to list its shares on the over-the-counter bulletin board market.  The Company has maintained its registration under the Securities and Exchange Act of 1934 and continues to file Forms
10-Q, 10-K, and 8-K with the Securities and Exchange Commission and mail an annual report to stockholders following each fiscal year end.

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

Receivables Acquired for Investment.  The Company estimates the amount and timing of undiscounted expected future principal and interest cash flows. For certain purchased loans, the amount paid for a loan reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. Accordingly, at acquisition, the Company recognizes the excess of the loan’s scheduled contractual principal and contractual interest payments over its expected cash flows as an amount that should not be accreted. The remaining amount, representing the excess of the loan’s expected cash flows over the amount paid, is accreted into interest income over the remaining life of the loan.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables.  Therefore, under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment are accounted for under the cost-recovery method beginning September 30, 2003.  Under the cost recovery method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received.

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

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the Periods Ended January 31,
	2004	2005
Receivables Held for Investment:
Number	17,173	16,672
Principal balance	$213,362	$227,611
Average principal balance of receivables outstanding during the nine-month period	$223,507	$214,121
Average principal balance of receivables outstanding during the three-month period	$218,320	$222,886
Receivables Acquired for Investment:
Number	743	654
Principal balance	$1,476	$721
Other Servicing:
Number	20,268	15,461
Principal balance	$313,551	$220,078
Total Managed Receivables Portfolio:
Number	38,184	32,787
Principal balance	$528,389	$448,419
Average principal balance of receivables outstanding during the nine-month period	$595,744	$463,995
Average principal balance of receivables outstanding during the three-month period	$549,788	$452,408

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	13.7%	13.0%	14.0%	13.2%
Average cost of debt (2)	4.0%	3.5%	3.6%	3.5%
Net interest spread (3)	9.7%	9.5%	10.4%	9.7%
Net interest margin (4)	9.5%	9.4%	10.3%	9.7%

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

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to finance the receivables. Net interest income was $5.3 million and $15.6 million for the three and nine months ended January 31, 2005, respectively, an increase of 2.1% when compared to the amounts reported for the three months ended January 31, 2004, and a decrease of 9.5% for the nine months ended January 31, 2005 when compared to the amounts reported for the nine months ended January 31, 2004.

The amount of net interest income is the result of the relationship between the average principal amount of receivables held and the average rate earned thereon and the average principal amount of debt incurred to finance such receivables and the average rates paid thereon. Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income (dollars in thousands):

	Three Months Ended January 31, 2004 to 2005			Nine Months Ended January 31, 2004 to 2005
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net	Average Principal Amount	Average Rate	Total Net

Receivables Held for Investment:
Interest income	$157	$(436)	$(279)	$(8,489)	$6,169	$(2,320)
Interest expense	$(147)	$(231)	$(378)	$(2,433)	$1,753	$(680)
Net interest income	$304	$(205)	$99	$(6,056)	$4,416	$(1,640)

Results of Operations

Three Months and Nine Months Ended January 31, 2005 and 2004 (dollars in thousands)

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

Executive Summary.  Net income (loss) for the three and nine months ended January 31, 2005 was $279 and $582 respectively, compared to $(167) and $240 for the three and nine months ended January 31, 2004, respectively.  Basic and diluted earnings per common share were $0.06 and $0.12 for the three and nine months ended January 31, 2005, respectively, compared to $(0.03) and $0.05 for the three and nine months ended January 31, 2004, respectively.  The increase in net income for the three months ended January 31, 2005 compared to January 31, 2004 is due to (i) a lower provision for loan losses, (ii) an increase in other income from product sales and loan related fee collections, (iii) lower operating expenses, and (iv) an increase in average Receivables Held for Investment, partially offset by several factors including (i) a decline in effective yields, (ii) a decline in loan servicing income, (iii) an increase in salaries and benefits and (iv) an increase in general and administrative expenses.  The increase in net income for the nine months ended January 31, 2005 compared to January 31, 2004 is due to several factors, including (i) a lower provision for loan losses and (ii) an increase in other income from product sales and loan related fee collections, partially offset by several factors including (i) a decline in effective yields, (ii) a decline in average Receivables Held for Investment, (iii) a decline in loan servicing income, (iv) an increase in the unrealized loss on interest rate derivatives and (v)  a decrease in income from investment.

Interest Income. Interest income for the three and nine months ended January 31, 2005 decreased to $7,220 and $21,174 compared to $7,499 and $23,493 for the three and nine months ended January 31, 2004, respectively.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on Receivables Held for Investment, the mix of direct and indirect receivables within Receivables Held for Investment, and the level of prepayments and charge-offs.  Interest income on Receivables Held for Investment decreased 4% and 15%, respectively for the three and nine months ended January 31, 2005, compared to the three and nine months ended January 31, 2004.  The reduction in yield for the three months ended January 31, 2005 is primarily due to a decrease in the weighted average interest rate of 78 basis points, partially offset by an increase in average Receivables Held for Investment.  The reduction in yield for the nine months ended January 31, 2005 is primarily due to (i) a decrease in the weighted average interest rate of 83 basis points, and (ii) a decline in average Receivables Held for Investment.  The decline in the weighted average interest rate reflects the Company’s increased focus on receivables originated directly to consumers which typically carry lower interest rates.

Interest Expense. Interest expense for the three and nine months ended January 31, 2005 decreased to $1,964 and $5,570 compared to $2,342 and $6,249 for the three and nine months ended January 31, 2004, respectively. Interest expense on Receivables Held for Investment decreased 16% and 11% for the three and nine months ended January 31, 2005, respectively.  The reduction in interest expense is primarily due to (i) a decrease in the average debt outstanding of $14,826, or 6% for the three months ended January 31, 2005 and $19,546, or 8% for the nine months ended January 31, 2005, respectively, compared to the three and nine months ended January 31, 2004 primarily as a result of a the Company’s decision to lock in interest rates on $140 million of debt in November 2003 through the issuance of Term Notes in which an additional $28 million of debt was incurred due to securitizing loans that were not previously secured through other facilities and (ii) the termination of swap agreements in April 2004. These events were partially offset by (i) the Company’s decision to lock in interest rates on $140 million of debt in November 2003 through the issuance of Term Notes to minimize the risk of future interest rate increases as longer term fixed rate Term Notes typically carry higher interest rates than shorter term floating rate debt and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

Provision for Credit Losses. The provision for credit losses for the three and nine months ended January 31, 2005, respectively, decreased to $2,575 and $7,459 as compared to $3,324 and $9,986 for the three and nine months ended January 31, 2004. The decrease in provision for credit losses is primarily due to (i) improving economic trends, (ii) a change in portfolio mix to loans originated directly with the customer which typically have a lower loss frequency and (iii) the increase in recovery rates on repossessions and non-collateralized defaults.

Net charge-offs for the three and nine months ended January 31, 2005 decreased to $2,473 and $7,246, respectively, compared to $3,427 and $10,122 for the three and nine months ended January 31, 2004.  The decrease in net charge-offs for the three and nine months ended January 31, 2005 is primarily due to (i) a decrease in loss frequency and loss severity from repossessions and (ii) an increase in recoveries from defaulted loans.

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

Servicing Revenue.  Servicing revenue decreased to $821 and $2,696 for the three and nine months ended January 31, 2005, respectively, compared to $1,347 and $3,845 for three and nine months ended January 31, 2004.  The decrease in servicing revenue for the three and nine months ended January 31, 2005 compared to the same periods in 2004 is due to the decrease in principal balance of the servicing portfolio, partially offset by revenues related to incentive servicing fees that were not present in 2004 and have been realized due to the favorable performance of the related serviced portfolio. Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Late Fees and Other Income Late fees and other income increased to $1,089 and $2,926 for the three and nine months ended January 31, 2005, compared to $322 and $1,171 for the three and nine months ended January 31, 2004.  The increase is attributable to (i) increased collections and payments allocated to late fees and other income as a result of changes made to the methodology under which the Company allocated cash received to interest, uncollected fees and principal, (ii) an increase in loans originated for a third party (iii) an increase in income received related to GAP insurance and extended service contracts sold to consumers in connection with the Company’s direct lending activities and (iv) an increase in collection efforts.  Income derived from late fees and collection activities are recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.

Late fees and other income are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment methods and growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Unrealized Gain/(Loss) on Interest Rate Derivative Positions.  In accordance with SFAS No. 133, the Company is required to record interest rate derivative positions at fair value.  An unrealized gain of $6 and an unrealized loss of $232 for the three and nine months ended January 31, 2005, respectively, compared to an unrealized loss of $27 and $33 for the three and nine months ended January 31, 2004, are principally due to changes in the fair value of the Company’s derivative positions.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $2,304 and $6,583 for the three and nine months ended January 31, 2005, respectively, compared to $2,095 and $6,477 for the three and nine months ended January 31, 2004, respectively.  The increase is primarily due to additional permanent and temporary staffing to support a $20,895 and $36,173  increase in new loan originations during the three and nine months ended January 31, 2005, respectively, partially offset by a decrease in bonuses paid to collection personnel.

Operating Expenses. Operating expenses decreased to $1,028 for the three months ended January 31, 2005, compared to $1,151 for the three months ended January 31, 2004.  The decrease is due to refining the Company’s direct lending business, resulting in increased efficiencies, partially offset by an increase in postage costs due to the Company’s decision to grow the direct lending business. Operating expenses increased to $3,652 for the nine months ended January 31, 2005, compared to $3,425 for the nine months ended January 31, 2004.  The increase is due to an increase in postage and credit bureau costs due to the Company’s decision to grow the direct lending business, partially offset by refining the direct lending business, resulting in increased efficiencies.

General and Administrative Expenses. General and administrative expenses increased to $960 and $2,819 for the three and nine months ended January 31, 2005, compared to $852 and $2,812 for the three and nine months ended January 31, 2004.  The three and nine months ended January 31, 2005 experienced an increase in professional fees during the three and nine months ended January 31, 2004, partially offset by a general decline in occupancy, travel, depreciation and amortization expense.

Liquidity and Capital Resources

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by a discrete pool of receivables. On November 20, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, dealer fees, and other comprehensive income (loss) amortization was 3.54% and 3.96% for the three months ended January 31, 2005 and 2004 3.48% and 3.58% for the nine months ended January 31, 2005 and 2004, respectively.

Warehouse Facilities as of January 31, 2005

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At January 31, 2005
FIARC	$150,000,000	$89,120,297	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	3.05%
FIRC	$50,000,000	$33,980,110	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	2.44%

Warehouse Facilities – Credit Enhancement as of January 31, 2005

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is originated by the Company, and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by multiple credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages, nor are they usually aware of their existence. The

Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during the three months and nine months ended January 31, 2005 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.9% of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone were $1,028,980 and $606,135 during the three months ended and $2,645,416 and $2,216,261 for nine months ended January 31, 2005 and 2004, respectively, and accounted for 2.7% and 3.6% during the three months ended and 2.5% and 3.2% for the nine months ended January 31, 2005 and 2004, respectively, of the principal amount of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of January 31, 2005, the Insurance Subsidiary had capital and surplus of $2,451,776 and unencumbered cash reserves of $1,790,632 in addition to the $3,300,508 trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	February 15, 2006	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	December 1, 2005	Convert to a term loan which would mature nine months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until December 1, 2005.  On June 15, 2004, the FIRC facility was extended to $65 million, and reverted back to $50 million on September 13, 2004.  On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 15, 2006.  As of April 30, 2004 and January 31, 2005, there was $0 and $34 million, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of January 31, 2005.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2002-A	January 29, 2002	$159,036,000	December 15, 2008	$23,636,247	3.46%
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$80,806,448	2.58%

Credit enhancement on the two Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2002-A	2% of Initial Pool Balance including Pre-Funding Amount of $25 million	99% initial advance decreasing to 97%	Surety Bond
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount of $30 million	96.5% initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and January 31, 2005, the outstanding principal balances on the 2002-A Term Notes were $44,335,659 and $23,636,247, respectively.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and January 31, 2005, the outstanding principal balances on the 2003-A Term notes were $120,382,531 and $80,806,448, respectively.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of a working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the over-collateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus 1.5% to LIBOR plus 2.25%.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.    In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  At April 30, 2004 and January 31, 2005, there was $8,761,143 and $10,500,000, respectively, outstanding under this facility.

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

Shareholder Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the board of directors.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There were no amounts outstanding under this facility as of April 30, 2004 and January 31, 2005 respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at January 31, 2005.

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

During the nine months ended January 31, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into seven interest rate cap transactions, with strike rates of 5%.  The aggregate initial notional amounts of the caps were $97,056,198 which amortize over six years.  The Company paid an aggregate of $1,076,687 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  As of January 31, 2005, the combined value of the interest rates caps were $844,495 and are recorded under other assets as interest rate derivative positions.  During the three months ended January 31, 2005, the Company recorded a combined unrealized gain of $5,562 and during the nine months ended January 31, 2005, the Company recorded a combined unrealized loss of $232,192 that is included as a separate caption under other income.

During fiscal year 2004, as a requirement of the FIARC commercial paper facility, the Company entered into various interest rate cap transactions at cap rates ranging from 6.5% to 7.5% with a notional balance that amortized over five to nine year periods. The interest rate caps were not designated as hedges and, accordingly, changes in the fair value of the interest rate caps were recorded as unrealized gains or losses and reflected in net income.  On December 2, 2003, the Company terminated all interest rate caps outstanding in exchange for proceeds of $356,000.  The caps were terminated following the repayment of all outstanding principal under the FIARC facility following the issuance of the 2003-A Term Notes.  As a result, a realized loss of $14,000 was incurred relative to the aggregate market value of the interest rate caps.

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

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,412,679 as of January 31, 2005 and $2,199,386 as of April 30, 2004 as a percentage of Receivables Held for Investment of $227,611,249 as of January 31, 2005 and $207,489,339 as of April 30, 2004 was 1.1% and 1.1% respectively.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers, which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $2,574,748 and $7,459,259 for the three and nine months ended January 31, 2005 compared to and $3,324,302 and $9,986,006 for the three and nine months ended January 31, 2004 have been recorded.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	As of or for the Nine Months Ended January 31,
	2004		2005
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	224	$2,166	263	$2,488
60 - 89 days	101	1,108	76	629
90 days or more	321	3,489	183	1,469
Total delinquencies	646	$6,763	522	$4,586
Total delinquencies as a percentage of outstanding receivables.	3.8%	3.1%	3.1%	2.0%

Net charge-offs as a percentage of average receivables outstanding during the period (2)		6.0%		4.5%

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

As of January 31, 2005, there were 379 accounts totaling $3,869,214 that were in bankruptcy status and were more than 30 days past due.  As of January 31, 2004, there were 475 accounts totaling $4,562,290 that were in bankruptcy status and were more than 30 days past due.  As of January 31, 2005 and 2004, 89% and 90%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment -a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method.

SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to such awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company has not yet completed its evaluation of the impact that SFAS No. 123(R) will have on its financial position and results of operations.

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

The Company relies almost exclusively on revolving credit facilities to fund its origination of receivables. Periodically, the Company will transfer receivables from a revolving to a term credit facility. Currently all of the Company’s credit facilities bear interest at floating rates tied to either a commercial paper index or LIBOR.

As of January 31, 2005, the Company had $133.6 million of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities.  For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $.9 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of January 31, 2004, the Company had $49.5 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would have decreased by approximately $.3 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

ITEM 4.                             CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2005 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 5.                             OTHER INFORMATION

On November 16, 2004, the Company received a letter from NASDAQ, indicating that the NASDAQ is reviewing the Company’s eligibility for listing on the NASDAQ National Market as a consequence of failure to meet the minimum 400 round lot shareholder requirement of Marketplace Rule 4450(a)(4).  In the letter, NASDAQ stated that the Company had until December 1, 2004, to provide an acceptable plan to regain compliance, or the staff will initiate delisting of the Company’s common stock.  As a result of this action, and after considering the costs and benefits associated with the continued listing on the NASDAQ National Market, the Company has elected to delist itself from the NASDAQ National Market electing instead to list its shares on the over-the-counter bulletin board market.  The Company has maintained its registration under the Securities and Exchange Act of 1934 and continues to file Forms
10-Q, 10-K, and 8-K with the Securities and Exchange Commission and mail an annual report to stockholders following each fiscal year end.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.114

Amended and restated Security Agreement dated February 18, 2005 between First Investors Auto Receivables Corporation, First Investors Financial Services, Inc., First Investors Servicing Corporation, Variable Funding Capital Corporation, Wachovia Capital Markets, LLC, MBIA Insurance Corporation, and Wells Fargo Bank, National Association.

10.115

Amended and restated Insurance Agreement dated February 18, 2005 between MBIA Insurance Corporation, First Investors Auto Receivables Corporation, First Investors Financial Services, Inc., First Investors Servicing Corporation, and Wells Fargo Bank, National Association.

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

Form 8-K filed March 10, 2005, press release announcing the quarter end January 31, 2005 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: March 14, 2005	By: /s/ TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: March 14, 2005	By: /s/ BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer