Form 10-K
period 2005-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2005-07-29
CIK 948034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

Yes ☐  No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2005 based on the closing price of the Common Stock on the Over The Counter Bulletin Board Market on said date was $12,512,468.

There were 4,411,693 shares of Common Stock of the registrant outstanding as of June 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on September 8, 2005, which is to be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2005, are incorporated by reference into part III hereof.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-K

APRIL 30, 2005

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrants’ Common Equity and Related Shareholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

PART III
Item 10.	Directors and Executive Officers
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

ITEM 1.  BUSINESS

General

First Investors Financial Services Group, Inc., together with its wholly-owned subsidiaries, (“Company”) is a consumer finance company engaged in originating and holding for investment retail installment sales contracts and promissory notes receivable secured by new and used automobiles and light trucks arising from the sale of the vehicle by factory authorized franchised dealers or refinanced by the vehicle owner (consumer). The Company specializes in lending to consumers with impaired credit profiles. Additionally, the Company has purchased receivables in portfolio acquisitions or from other third party originators. The Company does not utilize off-balance sheet securitization to finance its Receivables Held for Investment. As of April 30, 2005, the Company had Receivables Held for Investment in the aggregate principal amount of approximately $245 million having an effective yield of 12.8% and a net interest spread to the Company of 9.4% (net of cost of funds and other carrying costs).

During the fiscal year ended April 30, 2003, the Company began performing servicing and collection activities for third parties through First Investors Servicing Corporation (“FISC”), a wholly owned subsidiary located in Atlanta, Georgia.  The total managed portfolio serviced by FISC was approximately $439 million as of April 30, 2005.

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

On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (“FISC”), formerly known as Auto Lenders Acceptance Corporation, from Fortis, Inc. Headquartered in Atlanta, Georgia.  FISC engaged in essentially the same business as the Company and additionally performed servicing and collection activities on a portfolio of receivables originated for investment as well as on a portfolio of receivables originated and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights, along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management.

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

Originating Base

General.  The Company primarily originates receivables from refinancing existing loans originally financed from an outside third party and the new and used car departments of dealers that operate under franchises from the major automobile manufacturers. The Company does not generally do business with “independent” dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5% of the receivables owned by the Company at April 30, 2005, and no dealer or group of related dealers originated more than 5% of the receivables held by the Company at that date. The volume and frequency of receivable originations from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

Location of Dealers.  Approximately 35% of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989, 23% in Ohio and 17% in Tennessee.  The Company’s expansion beyond Texas began in 1992 and today the Company operates in 28 states.

The following table summarizes, with respect to each state in which the Company operates, the number of receivables (and percentage of total receivables) outstanding which were originated by the Company from refinancing existing loans originally financed from an outside third party, dealers in such states or purchased through bulk portfolio acquisitions:

	Receivables Held for Investment
	As of 30-Apr-04		As of 30-Apr-05
State	Loan Count	%	Loan Count	%
Texas	4,565	28.0%	5,018	28.5%
Georgia	3,050	18.7%	3,149	17.9%
Ohio	2,119	13.0%	1,918	10.9%
California	406	2.5%	857	4.9%
Florida	447	2.7%	751	4.2%
Illinois	440	2.7%	710	4.0%
Tennessee	672	4.1%	607	3.4%
Missouri	581	3.6%	589	3.3%
Oklahoma	1,090	6.7%	580	3.3%
North Carolina	588	3.6%	533	3.0%
Indiana	194	1.2%	435	2.5%
Arizona	198	1.2%	298	1.7%
Colorado	313	1.9%	249	1.4%
Virginia	270	1.7%	177	1.0%
Michigan	301	1.9%	157	0.9%
All others (1)	1,077	6.5%	1,604	9.1%
	16,311	100.0%	17,632	100.0%

(1)          Includes dealers located in Alabama, Connecticut, Delaware, Iowa, Idaho, Kansas, Kentucky, Massachusetts, Maryland, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oregon, Pennsylvania, South Carolina, South Dakota, Utah, Vermont, Washington and Wisconsin.

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

Financing Programs

The Company originates loans from two sources: (i) dealer indirect and (ii) consumer direct. The dealer indirect program generates approximately 36% of the Company’s current origination volume and consists of loans originated directly from dealerships in states in which the Company operates.  Consumer direct originations contribute approximately 64% of originations and involve applications for credit obtained through direct marketing efforts from consumers who are primarily seeking to acquire a vehicle or refinance an existing automobile loan.

Credit applications generated by each of the above sources are forwarded to the Company’s centralized credit department in Houston with decisions made based on the Company’s standard underwriting guidelines and credit scoring model. The internal credit decision and acceptance process is essentially the same regardless of the origination source. Third party originators have no credit approval authority and are subject to individual contracts that specify the obligations of the parties. Essentially all of the Company’s dealer indirect receivables are originated on a non-recourse basis.

In addition to originating receivables from dealers under the core program or making loans directly to consumers, the Company has acquired seasoned receivables in portfolio acquisitions or from other third party originators and may continue to do so from time to time.

The Company had active dealership agreements with 1,477 dealers at April 30, 2005. These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The agreements with the dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to purchase receivables that do not conform to these warranties, the dealers do not guarantee collectibility or obligate themselves to purchase receivables solely because of payment default. The receivables are originated at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables and the Company’s assessment of relative credit risk. The pricing and credit terms upon which the Company agrees to originate receivables is governed by the Company’s credit policy and a credit score generated by the Company’s proprietary, empirical scoring model.

Credit Evaluation

General.  In connection with the origination of a receivable by the Company, the Company follows systematic procedures designed to eliminate unacceptable risks. This involves a three-step process in which (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company’s credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company’s funding department, and (iii) additional collateral verification procedures and customer interviews are conducted by the Company. During the course of this process, the Company’s credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers or with individuals to whom the Company lends directly. The Company has developed financing programs under which it approves loans that vary in pricing and loan terms depending on the relative credit risk determined for each loan. Credit or default risk is evaluated by the Company’s loan officers in conjunction with a proprietary, empirical credit scoring model developed from the Company’s 17 year database of non-prime lending results.

Collateral Verification.  As a condition to the origination of each receivable by the Company, the Company performs an individual audit evaluation to verify the details of the credit application, and to confirm that the material terms of the sale conform to the purchaser’s understanding of the transaction.  In the majority of circumstances for dealer indirect loans, we conduct a personal telephonic interview with each prospective obligor.  For direct to consumer loans, we verify all information during our normal underwriting procedures.  The Company will originate a receivable only after receipt and review of a satisfactory audit report.

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

Certain information concerning the Company’s obligors for the past two fiscal years (based on credit information compiled at the time of loan origination) is set forth in the following table:

	April 30,
	2004	2005
Average monthly gross income	$4,300	$4,468
Average ratio of consumer debt to gross income	36%	37%
Average years in current employment	7	7
Average years in current residence	6	6
Residence owned	52%	52%
Residence rented	40%	40%
Other residence arrangements (1)	8%	8%

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

	April 30,
	2004	2005
New Vehicles:
Percentage of portfolio (1)	24%	20%
Number of receivables outstanding	3,942	3,570
Average amount at date of origination	$22,025	$22,708
Average term (months) at date of origination (2)	68	68
Average remaining term (months) (2)	44	44
Average monthly payment	$495	$490
Average annual percentage rate	15.5%	14.5%
Used Vehicles:
Percentage of portfolio (1)	76%	80%
Number of receivables outstanding	12,369	14,062
Average age of vehicle at date of origination (years)	2	2
Average amount at date of origination	$16,940	$18,392
Average term (months) at date of origination (2)	60	61
Average remaining term (months) (2)	34	53
Average monthly payment	$420	$423
Average annual percentage rate	16.3%	13.8%

(1)          Calculated on the basis of number of receivables outstanding as of the date indicated.

(2)          Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average contractual term of receivables included in a portfolio will not correspond with actual average life.

Financing Arrangements

General.  The Company’s financing strategy is to utilize credit and commercial paper facilities with financial institutions to fund originations.  When sufficient volume is originated, the Company will complete an on balance sheet securitization and issue term notes, thereby freeing up capacity in the warehouse and credit facilities.  Additionally, the Company has a working capital term loan that is utilized for working capital and general corporate purposes.  Lastly, the Company has an agreement with a limited partnership that is affiliated with a current shareholder and member of the board of directors, to borrow up to $2.5 million.  Proceeds of the borrowings are to be used to fund private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase

Plan and for general corporate purposes. The following chart summarizes the borrowing status at April 30, 2005 under these facilities:

Facility Type	Outstanding Balance	Available Credit	Total
FIARC Commercial Paper Facility	$127,928,518	$22,071,482	$150,000,000
FIRC Credit Facility	43,633,636	6,366,364	50,000,000
Term Notes	70,050,511	—	70,050,511
Working Capital Term Loan	10,500,000	3,000,000	13,500,000
Shareholder	2,500,000	—	2,500,000
Total	$254,612,665	$31,437,846	$286,050,511

Please see Note 7 to the consolidated financial statements for further information regarding interest rates, expiration dates and other terms of the various facilities.

Risk Areas

Warehouse Credit Facilities.  The Company’s credit and commercial paper facilities with financial institutions, collectively referred to as warehouse credit facilities, are renewed periodically. On December 2, 2004, the maturity date of the FIRC facility was extended to February 15, 2006.  No other material changes were made.  The FIARC commercial paper facility expired on December 2, 2004 and was renewed until February 15, 2006.  No other material changes were made.   If the facility is not extended beyond the maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be funded under the credit facility.  The Company intends to seek a renewal of the facilities from its lenders prior to maturity.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that these credit facilities will not be renewed.  If these facilities are not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

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

Loan Covenants.  The documentation governing each of the Company’s financing arrangements contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and working capital facility or the termination of the commercial paper facilities. Through the operation of the collateral agency arrangements, which are in the nature of a “lock-box” security device covering the collection of principal and interest on almost all of the Company’s receivables, such a default could cause the immediate termination of the Company’s primary sources of liquidity. The Company was not in default with respect to any covenants governing these financing arrangements at April 30, 2005.

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

The coverage is obtained on each receivable at the time it is originated by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, of which the largest component is the basic ALPI insurance, represented approximately 2.6% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2003, 2004 and 2005 were $4,141,328, $3,066,131, and $3,669,198, respectively, and accounted for 3.8%, 3.5% and 2.3% of the aggregate principal balance of the receivables originated during such respective periods.

In April 1994, the Company organized First Investors Insurance Company (the “Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. As of April 30, 2005, gross premiums had been ceded to the Insurance Subsidiary since its inception by National Union in the amount of $35,132,279 and the Insurance Subsidiary reimbursed National Union for aggregate reinsurance claims in the amount of $9,384,091. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2005, the Insurance Subsidiary had capital and surplus of $2,464,149 and unencumbered cash reserves of $1,110,550 in addition to the $3,317,904 trust account.

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

Credit Enhancement — Term Note.  A surety bond issued by MBIA Insurance Corporation enhances the 2003-A Term Notes issued on November 20, 2003. The surety bond provides payment of principal and interest to the note holders in the event of payment default by the 2003-A Trust. MBIA is paid a surety premium equal to 0.35% per annum on the outstanding balance of the 2003-A Term Notes. The surety bond was issued for the term of the underlying notes, which mature on April 20, 2011. Termination of the surety bond would result in default under the governing documents.

Economy.  Periods of weakened economic condition and slow or negative growth will tend to have an unfavorable effect on delinquencies, defaults and losses, particularly with non-prime borrowers.  Recent periods have been positively impacted by increasing wholesale prices of used vehicles which decreases losses to the Company upon repossession.  Losses have adverse effects on the Company’s liquidity and operating results.

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

Employees

The Company has 148 employees as of April 30, 2005, including 57 located at its headquarters in Houston, 87 located at its loan servicing center in Atlanta and 4 regional marketing representatives. The Company’s employees are covered by group health insurance.  Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant’s voluntary contributions up to a maximum voluntary contribution of 3% of the participant’s compensation. In fiscal years 2005 and 2004, the Company recorded matching contributions to the 401(k) plan of $23,425 and $40,062, respectively.  Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company.  The Deferred Compensation Plan was terminated during the fourth quarter of the fiscal year 2005 in response to changes in the tax law associated with such plans.  The assets in the plan were distributed to the recipients.

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

Competition

The business of direct and indirect lending for the origination of new and used automobiles is intensely competitive in the United States. Such financing is provided by commercial banks, thrifts, credit unions, the large captive finance companies affiliated with automobile manufacturers, and many independent finance companies such as the Company. Many of these competitors and potential competitors have significantly greater financial resources than the Company, and particularly in the case of the captive finance companies, enjoy ready access to large numbers of dealers. The Company believes that a number of factors including historical market orientations, traditional risk-aversion preferences and in some cases regulatory constraints, have discouraged many of these entities from entering the non-prime sector of the market where the Company operates. However, as competition intensifies, these well-capitalized concerns could enter the market, and the Company could find itself at a competitive disadvantage.

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

The Company’s offices in suburban Houston consist of approximately 17,304 square feet on the seventh floor of an eight-story office building. This space is held under a lease requiring average annual rentals of approximately $311,384 and expiring on February 28, 2011, with an option to renew for five years at the market rate then prevailing.

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

PART II

ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock has been traded on the NASDAQ National Market System, under the symbol “FIFS” from the completion of the Company’s initial public offering on October 4, 1995 through December 1, 2004.  On December 2, 2004, the Company’s common stock started trading on the over-the-counter bulletin board market. High and low closing prices of the common stock are set forth below for the periods indicated.

Three Months Ended	High	Low
April 30, 2005	$5.00	$4.25
January 31, 2005	$5.25	$4.00
October 31, 2004	$5.35	$4.00
July 31, 2004	$5.51	$4.57
April 30, 2004	$5.60	$4.87
January 31, 2004	$5.50	$3.81
October 31, 2003	$5.10	$4.30
July 31, 2003	$4.54	$3.92
April 30, 2003	$4.25	$3.27
January 31, 2003	$3.75	$2.36
October 31, 2002	$3.44	$2.60
July 31, 2002	$3.90	$3.25

As of May 31, 2005, there were approximately 220 shareholders of record of the Company’s common stock.  The Company believes that the number of beneficial owners is significantly greater than the number of shareholders of record.

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

During the twelve months ended April 30, 2005 and 2004, the Company repurchased 588,576 and 43,000 shares of common stock, respectively.  The monthly detail of such repurchases appears below.

Three Months Ended	# of Shares Repurchased	Wtd. Avg. Price/Share
July 31, 2003	21,000	$4.03
October 31, 2003	—	—
January 31, 2004	5,000	$4.20
April 30, 2004	17,000	$5.31
July 31, 2004	—	—
October 31, 2004	900	$4.35
January 31, 2005	587,676	$4.24
April 30, 2005	—	—

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for each of the five fiscal years ended April 30, 2005, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except share data).  As reflected in the Company’s Form 10-K/A filed November 29, 2002, the Company restated its consolidated financial statements as of April 30, 2002 and 2001, and for the three years ended April 30, 2002 to correct for certain prior period misstatements that were discovered by the Company as it was performing additional control procedures adopted during the first quarter 2003 period at the request of its new accounting firm, Grant Thornton LLP.  The restatement related to overstated balances that should have been identified by the Company upon conversion from a third party servicer.  The restatement impacted certain restricted cash, deferred expenses, receivables held for investment, and tax balances as reported, but it did not affect the Company’s free liquidity position or debt position. The balance of retained earnings as of April 30, 1999 has been restated from amounts previously reported to reflect a retroactive charge of $1,248,918, after tax. Restricted cash, deferred expenses, receivables held for investment, and tax balances have been adjusted for the restatement for all applicable years.

	Year Ended April 30,
	2001	2002	2003	2004	2005
Statement of Operations:
Interest income	$44,365	$37,547	$32,940	$30,498	$28,272
Interest expense	20,141	13,710	10,166	8,438	7,616
Net interest income	24,224	23,837	22,774	22,060	20,656
Provision for credit losses	8,351	8,941	10,338	12,428	9,520
Loss on Receivables Acquired for Investment and Trust Certificates	400	1,260	—	—	—
Net interest income after provision for credit losses and loss on Receivables Acquired for Investment and Trust Certificates	15,473	13,636	12,436	9,632	11,136
Servicing revenue	457	—	1,080	4,889	3,398
Late fees and other	1,090	1,176	1,220	1,912	3,834
Income from investment	—	—	418	1,009	669
Other interest income	1,544	682	283.	460	427
Realized and unrealized loss on interest rate derivative positions	—	(121)	(329)	(34)	(373)
Total other income	3,091	1,737	2,672	8,236	7,955
Salaries and benefits	9,208	7,902	7,785	8,538	8,917
Operating expenses	2,447	2,613	2,488	5,098	4,801
General and administrative	4,702	4,238	3,554	3,723	3,732
Other interest expense	1,311	785	643	468	565
Total operating expenses	17,668	15,538	14,470	17,827	18,015
Income (Loss) before provision (benefit) for income taxes and minority interest	896	(165)	638	41	1,076
Provision (Benefit) for income taxes	29	(178)	191	19	392
Minority interest	815	322	114	(11)	—
Net income (Loss)	$52	$(309)	$333	$33	$684
Basic and diluted net income (loss) per common share	$0.01	$(0.06)	$0.07	$0.01	$0.14

	As of April 30,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Receivables Held for Investment, net	$247,770	$215,243	$228,989	$209,777	$248,977
Receivables Acquired for Investment, net	26,121	9,020	2,704	1,190	641
Interest rate derivative positions	—	3,119	4,105	—	—
Other assets	38,269	38,531	37,198	34,789	33,892
Total assets	$312,160	$265,913	$272,996	$245,756	$283,510
Debt:
Term notes	$84,926	$183,260	$87,359	$164,718	$70,051
Acquisition term facility	11,126	3,671	—	—	—
Warehouse credit facilities	168,250	31,213	141,945	42,706	171,562
Working capital facility	12,825	11,798	8,715	8,761	10,500
Other borrowings	—	525	746	—	2,500
Interest rate derivative positions	—	5,886	5,248	—	—
Other liabilities	4,343	2,042	1,758	2,267	3,405
Minority interest	1,587	932	732	—	—
Shareholders’ equity	29,103	26,586	26,493	27,304	25,492
Total liabilities and shareholders’ equity	$312,160	$265,913	$272,996	$245,756	$283,510

Reclassifications.  Certain reclassifications have been made to the 2001, 2002, 2003 and 2004 amounts to conform to the 2005 presentation.

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

Other Income.  Other Income consists of income received from servicing activities, late fees and other loan-related fees, income from investments, reinvestment revenue, GAP insurance and extended service contracts, and unrealized loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment.  Revenue from the sale of GAP insurance and extended service contracts is recognized when sold as the Company has no further obligation after the sale.  Unrealized loss on interest rate derivatives is recognized when incurred.

Advertising Costs.  The Company accounts for advertising costs under FAS 91 and are expensed as incurred.

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.   SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company initiates efforts to make customer contact as early as when the customer is one day past due and become more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs at 90 to 120 days after the loan becomes past due.   Upon repossession, the uncollectible portion of the loan and 100% of accrued interest is written off.  The fair value of the collateral is recorded as an Assets Held for Sale.  Fair value is determined by estimating the proceeds from the sale of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses.  After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the proceeds received.  In the event the collateral cannot be located or if the customer refuses to pay and is not subject to bankruptcy court protection, the Company will write off the entire balance of the loan once it reaches 180 days past due.  If the customer is subject to bankruptcy court protection, the loan generally remains in bankruptcy status as long as payments are being received from the trustee.  If a payment is missed, the Company seeks to repossess the collateral with approval of the court.  If the customer is dismissed from bankruptcy, the Company resumes collection efforts.

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  During the fourth quarter, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  Despite the increase in allowance associated with the higher delinquency loans and bankrupt accounts, the total allowance for loan losses decreased during the period as a percentage of Receivables Held for Investment due to improving overall delinquency trends and lower repossession and loss rates.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

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

General

Net income for the year ended April 30, 2005, was $683,529 or $0.14 per common share.  Net income for the year ended April 30, 2004, was $33,563 or $0.01 per common share. In fiscal year 2005, the Company experienced lower credit losses and collection expenses in fiscal year 2005 in addition to higher fee revenue and a lower cost of funds.  These were partially offset by lower servicing revenue and a slightly lower net interest margin due to lower effective yields in fiscal 2005.  Net income for the year ended April 30, 2003 was $332,618 or $0.07 per common share.  See Results of Operations.

Overview

The primary source of the Company’s revenues is interest income from receivables retained as investments and servicing income, while its primary cost has been interest expense arising from the financing of the Company’s investment in such receivables. The profitability of the Company has been determined by the growth of the receivables portfolio, inclusion of two new servicing transactions, and effective management of net interest income and fixed operating expenses. In fiscal 2005, First Investors Servicing Corporation (“FISC”) performed servicing and collection functions on an average portfolio balance of $458.8 million of loans.

The Company’s managed receivables are (dollars in thousands):

	As of or for the Year Ended April 30,
	2004	2005
Receivables Held for Investment:
Number	16,311	17,472
Principal balance	$207,489	$244,941
Average principal balance of receivables outstanding during the twelve-month period	$220,255	$219,530
Average principal balance of receivables outstanding during the three-month period	$210,401	$235,073
Receivables Acquired for Investment:
Number	730	654
Principal balance	$1,190	$641
Other Servicing:
Number	18,508	14,166
Principal balance	$279,002	$193,763
Average principal balance of receivables outstanding during the twelve-month period	$355,436	$238,421
Total Managed Receivables Portfolio:
Number	35,549	32,292
Principal balance	$487,681	$439,345
Average principal balance of receivables outstanding during the twelve-month period	$572,883	$458,818

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Year Ended April 30,
	2004	2005
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	13.9%	12.9%
Average cost of debt (2)	3.7%	3.5%
Net interest spread (3)	10.2%	9.4%
Net interest margin (4)	10.0%	9.4%

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

	Year Ended
	April 30,
	2004	2005
Receivables Held for Investment:
Principal balance, beginning of period	$226,362	$207,489
Originations	88,062	158,017
Principal payments and payoffs	(87,638)	(100,366)
Defaults prior to liquidations and recoveries	(19,297)	(20,199)
Principal balance, end of period	$207,489	$244,941

Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See discussion on delinquency and credit loss experience.

Analysis of Net Interest Income

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $20.7 million in 2005, a decrease of 6.4% when compared to amounts reported in 2004 and a decrease of 9.3% when compared to amounts reported in 2003.

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

	Year Ended April 30,
	2003 to 2004			2004 to 2005
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Increase (Decrease)	Average Principal Amount	Average Rate	Total Net Increase (Decrease)
Receivables Held for Investment:
Interest income	$463	$(2,445)	$(1,982)	$(100)	$(2,127)	$(2,227)
Interest expense	404	(2,103)	(1,699)	(355)	(467)	(822)
Net interest income	$59	$(342)	$(283)	$255	$(1,660)	$(1,405)

Results of Operations

Fiscal Year Ended April 30, 2005, Compared to Fiscal Year Ended April 30, 2004 (dollars in thousands)

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

Executive Summary.  Net income for the year ended April 30, 2005 was $684 compared to $34 for year ended April 30, 2004.  Basic and diluted earnings per common share were $0.14 and $0.01 for the years ended April 30, 2005, and April 30, 2004, respectively.

The increase in net income for the year ended April 30, 2005 compared to April 30, 2004 is due primarily to declines in interest expense and provision expense during the 2005 period and an increase in late fees and other income.  The decline in interest expense was due to a decrease in the average cost of debt from 3.7% in 2004 to 3.5% during 2005 as a result of the expiration of certain interest rate swaps in April 2004 which was offset by increasing short term interest rates in 2005.  Provision expense decreased 23% during the year as a result of lower repossessions and charge-offs and improving recovery rates.  This improvement in overall credit quality is due to (i) improvements in general economic conditions including a lower unemployment rate, (ii) an increase in the percentage of loans originated under the Direct Program which exhibit much lower default rates than the Indirect Program and (iii) higher recovery rates on the sale of repossessed collateral due to improvements in the used car market. Late fee and other collection income increased 102% as a result of (i) an increase in income received related to GAP insurance and extended service contracts sold to consumers in connection with the Company’s direct lending activities, (ii) increased collections and payments allocated to late fees and other income as a result of changes made to the methodology under which the Company allocated cash received to interest, uncollected fees and principal, (iii) an increase in loans originated for a third party and (iv) direct advertising fees associated with marketing services provided to dealerships which were not performed during 2004.

These factors were partially offset by a 7% decrease in (i) interest income, (ii) a 30% decrease in servicing income, (iii) a 34% decrease in income from investment and (iv) a $339 increase in realized losses associated with the Company’s interest rate derivative positions. The decline in interest income is the result of a decrease in effective yields from 13.9% in 2004 to 12.9% in 2005, predominantly due to an increase in the percentage of loans originated under the direct program which typically carry a lower interest rate.  The decline in servicing revenue and income from investment is due to a decrease in the portfolio of receivables serviced for third parties and a decrease in the portfolio of receivables serviced on behalf of FARC.  Losses on interest rate derivative positions increased due to an increased in the notional amount of interest rate derivative contracts, overall market rate volatility and the termination of certain interest rate caps in connection with the issuance of the 2005-A Notes on May 5, 2005.

Interest Income. Total interest income for the year ended April 30, 2005 decreased to $28,272 compared to $30,498 for the year ended April 30, 2004.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment decreased 7% for the year ended April 30, 2005 compared to the year ended April 30, 2004.  This is a reduction of 97 basis points, or a 7% decrease, in the yield on Receivables Held for Investment for the year ended April 30, 2005 compared the year ended April 30, 2004.  The reduction in yield for the year ended April 30, 2005 is due to (i) a lower weighted average interest rate on the performing portfolio which reflects the Company’s increased focus on receivables originated directly to consumers which typically carry lower interest rates and (ii) the overall competitive environment for receivables originated through dealerships.

Interest Expense. Interest expense for the year ended April 30, 2005 decreased to $7,616 compared to $8,438 for the year ended April 30, 2004. Interest expense on Receivables Held for Investment decreased 10% for the year ended April 30, 2005.  The reduction in interest expense is primarily due to the expiration of certain interest rate swaps in April 2004 which was offset by increasing short term interest rates during 2005 and a decline in the average debt outstanding during 2005.  The average cost of debt decreased 23 basis points, or 6%, on the outstanding borrowings for the year ended April 30, 2005, compared to the year ended April 30, 2004, while the average outstanding debt declined by 4% as a result of a slightly lower average portfolio of Receivables Held for Investment.

Provision for Credit Losses. The provision for credit losses for the year ended April 30, 2005 decreased to $9,520 as compared to $12,428 for the year ended April 30, 2004. The decrease in provision for credit losses is primarily due to (i) improving economic trends, (ii) a change in portfolio mix to loans originated directly with the customer which typically have a lower loss frequency and (iii) the increase in recovery rates on repossessions and general defaults.

Net charge-offs for the year ended April 30, 2005 decreased to $9,470 compared to $12,626 for the year ended April 30, 2004.  The decrease in net charge-offs for the year ended April 30, 2005 is primarily due to (i) a decrease in loss frequency and loss severity from repossessions and (ii) an increase in recoveries from defaulted loans.

The level of provision for credit losses is a key driver of overall financial performance and should be positively impacted by improvement in general economic conditions, improvements in wholesale used car prices and lower delinquency rates and net losses projected for the portfolio of Receivables Held for Investment.  Any additional economic deterioration or decline in wholesale used car prices will negatively impact provision expense to the extent that these events cause an increase in delinquency rates, bankruptcy rates or net charge-off rates in the portfolio of Receivables Held for Investment.

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200 million of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276 million of installment loan receivables for unrelated third parties.  Servicing revenue decreased to $3,399 for the year ended April 30, 2005 compared to $4,889 for year ended April 30, 2004.  The decrease in servicing revenue for the year ended April 30, 2005 is due to the liquidation of serviced receivables during 2005.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Late Fees and Other Income. Late fees and other income increased to $3,834 for the year ended April 30, 2005, compared to $1,912 for the year ended April 30, 2004.  The increase is attributable to (i) an increase in income received related to GAP insurance and extended service contracts sold to consumers in connection with the Company’s direct lending activities, (ii) increased collections and payments allocated to late fees and other income as a result of changes made to the methodology under which the Company allocated cash received to interest, uncollected fees and principal, (iii) an increase in loans originated for a third party and (iv) direct advertising fees associated with marketing services provided to dealerships which were not performed during 2004.  Income derived from late fees and collection activities are recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.

Late fees and other income are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment methods and growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Income from Investment. Income from investment reflects 40% of total servicing revenue earned from servicing activities performed by the Company for FARC and 40% of interest income earned on junior mezzanine debt.  Income from investment decreased to $669 for the year ended April 30, 2005 compared to $1,009 for the year ended April 30, 2004. The decrease in income from investment for fiscal year 2005 is due to the liquidation of the FARC portfolio during 2005.  Income from investments is impacted by the outstanding balance of investments held, general market interest rates and the profitability of FARC.  The Company anticipates that contributions from the FARC investment will continue to decline as the portfolio of receivables owned by FARC amortizes.

Other Interest Income. Other interest income decreased to $427 for the year ended April 30, 2005, compared to $460 for the year ended April 30, 2004.  Other interest income is impacted by and comprised of the outstanding balance of the junior mezzanine debt owned by FARC, interest earned on overnight deposits, and general market interest rates.

Realized and Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  The net losses of $373 for the year ended April 30, 2005 and $34 for the year ended April 30, 2004 are principally due to the termination of and mark to market of these positions.   The realized loss recognized during 2005 was the result of the termination of certain interest rate cap agreements which are required by the credit enhancement provider under the FIARC Credit Facility. The agreements were terminated in connection with the issuance of the 2005-A term notes on May 5, 2005.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $8,917 for the year ended April 30, 2005, compared to $8,538 for the year ended April 30, 2004.  The increase is primarily due to (i) higher benefits costs and higher staffing levels required to accommodate the increase in direct lending activities, and (ii) an increase in temporary labor to support increased origination volume.  This is partially offset by a decrease in salaries and benefits due to the consolidation and restructuring of certain management positions and a decline in loans collections and customer service personnel as a result of the decline in total managed receivables.  The overall number of employees of the Company is primarily correlated to (i) the total number of receivables managed, since the majority of the Company’s employees are involved in loan collection activities and (ii) origination growth rates which require additional marketing and credit underwriting personnel.

Operating Expenses. Operating expenses decreased to $4,801 for the year ended April 30, 2005, compared to $5,098 for the year ended April 30, 2004.  The decrease in operating expenses for the fiscal year 2005 period is due to the decreased servicing costs associated with improvements in delinquency and repossession rates and a decline in total managed receivables.  Overall operating expenses are generally correlated to the total number of receivables managed by the Company, delinquency and repossession rates and the composition of loans originated between indirect and direct consumer loans.

General and Administrative. General and administrative expenses increased to $3,732 for the year ended April 30, 2005, compared to $3,723 for the year ended April 30, 2004.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense increased to $565 for year ended April 30, 2005, compared to $468 for the year ended April 30, 2004. The increase was primarily due to (i) a 23% increase in the average outstanding borrowings on the Company’s working capital line and (ii) an increase in the average interest rate of 6.8% for the year ended April 30, 2005, compared to 2004.

Fiscal Year Ended April 30, 2004, Compared to Fiscal Year Ended April 30, 2003 (dollars in thousands)

Interest Income. Total interest income for the year ended April 30, 2004 decreased to $30,498 compared to $32,940 for the year ended April 30, 2003.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment decreased 7% for the year ended April 30, 2004 compared to the year ended April 30, 2003.  This is a reduction of 111 basis points, or a 7% decrease, in the yield on Receivables Held for Investment for the year ended April 30, 2004 compared the year ended April 30, 2003.  The reduction in yield for the year ended April 30, 2004 is due to (i) an increase in interest written-off for impaired loans (ii) a lower weighted average interest rate on the performing portfolio which reflects the Company’s increased focus on receivables originated directly to consumers which typically carry lower interest rates and (iii) the overall competitive environment for receivables originated through dealerships.  The decline in effective yields was partially offset by a 1% increase in the average portfolio outstanding for the period ended April 30, 2004 compared to the period ended April 30, 2003.

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

The level of provision for credit losses is a key driver of overall financial performance and is positively impacted by improvement in general economic conditions, improvements in wholesale used car prices and lower net losses resulting from stricter underwriting controls adopted by the Company during 2000 and 2001.  Any additional economic deterioration or further decline in wholesale used car prices will negatively impact provision expense as will increases in the outstanding balance of Receivables Held for Investment.

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200 million of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276 million of installment loan receivables for unrelated third parties.  Servicing revenue increased to $4,889 for the year ended April 30, 2004 compared to $1,080 for the year ended April 30, 2003.  The increase in servicing revenue for the year ended April 30, 2004 is due to the 2004 period containing a full year of servicing revenue compared to a partial year in 2003. Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Late Fees and Other Income. Late fees and other income increased to $1,912 for the year ended April 30, 2004, compared to $1,220 for the year ended April 30, 2003.  The increase is attributable to a 132% increase in fees related to providing electronic payment services to our customers.  Additionally, fiscal year 2004 reflects fee income received related to GAP Insurance and extended service contracts sold to consumers in connection with the Company’s direct lending activities that were not present in fiscal year 2003.

Late fees and other income are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Income from Investment. Income from investment reflects 40% of total servicing revenue earned from servicing activities performed by the Company for FARC and 40% of interest income earned on junior mezzanine debt.  Income from investment increased to $1,009 for the year ended April 30, 2004 compared to $418 for the year ended April 30, 2003. The increase in income from investment for fiscal year 2004 is due to the 2004 period containing income for the entire fiscal year.  Fiscal year 2003 contains only a partial year’s income.  Income from investments is impacted by the outstanding balance of investments held, general market interest rates and the profitability of FARC.  The Company anticipates that contributions from the FARC investment will continue to decline as the portfolio of receivables owned by FARC amortizes.

Other Interest Income. Other interest income increased to $460 for the year ended April 30, 2004, compared to $283 for the year ended April 30, 2003.  The primary reasons for the increase are related to interest earned on the junior mezzanine debt owed by FARC and the fact that fiscal year 2004 reflects income for the full year compared to only four months in fiscal year 2003.  Other interest income is impacted by the outstanding balance of the junior mezzanine debt and general market interest rates.

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

Operating Expenses. Operating expenses increased to $5,098 for the year ended April 30, 2004, compared to $2,488 for the year ended April 30, 2003.  The increase in operating expenses for the fiscal year 2004 period is due to the increased servicing costs associated with an additional $476 million in loans from the December 24, 2002, FARC and the March 19, 2003, loan servicing agreements.  Operating expenses for the year ended April 30, 2003 contain four months of servicing expense for the December 24, 2002, FARC portfolio and no expenses associated with the March 19, 2003 loan servicing agreement.  Additionally, the Company’s decision to grow the direct lending business in fiscal year 2004 increased expenses, particularly printing, credit bureau and postage costs, associated with the Company’s direct lending initiative. Overall operating expenses are generally correlated to the total number of receivables managed by the Company.

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

Other Interest Expense. Other interest expense decreased to $468 for the year ended April 30, 2004, compared to $643 for the year ended April 30, 2003. The decrease was primarily due to a 25% reduction in the average outstanding borrowings on the Company’s working capital line for the year ended April 30, 2004, compared to 2003.  Additionally, the shareholder loan, as further described under Liquidity and Capital Resources, in fiscal year 2004 had a 48% lower average outstanding balance compared to fiscal year 2003.  As of April 30, 2004 the shareholder loan was fully paid.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $158 million of Receivables Held for Investment for 2005 compared to $90 million in 2004.

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

The Company’s most significant source of cash flow is the principal and interest payments received from its receivable portfolios.  The Company received such payments in the amount of $129 million in 2005 and $119 million in 2004.  These funds are used to repay the amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense and servicing and custodial fees.  During the fiscal year 2005, the Company required net cash of $29.0 million as the receivables originated exceeded portfolio collections.  During the fiscal year 2004, the Company required net cash of $2.4 million as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of April 30,

2005, the Company had $28 million of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.  At April 30, 2005 and 2004 the Company’s unencumbered cash was $2,413,738 and $2,018,490 respectively.  Cash and servicing fees collected after year-end, but related to the prior year’s activity totaled $271,127 and $555,922 as of April 30, 2005 and 2004, respectively.  The decrease in cash and servicing fees collected after year-end is primarily due to the decrease in the amount of third party loans serviced as of April 30, 2005.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

Contractual Obligations.  The following table summarizes the expected scheduled payments, excluding interest, where applicable, under the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	<1 yr	1-3 yrs	3-5 yrs	>5 yrs
Warehouse credit facility obligations (1)	$171,562,154	$157,395,402	$12,412,586	$1,754,166	$—
Term note obligation (2)	70,050,511	30,218,030	23,529,733	16,302,748	—
Working capital facility obligation (2)	10,500,000	4,164,899	5,550,671	784,430	—
Related party note obligation	2,500,000	—	—	2,500,000	—
Operating lease obligations	3,524,623	1,136,080	1,471,854	651,414	265,275
Total	$258,137,288	$192,914,411	$42,964,844	$21,992,758	$265,275

(1)     The payments due by period was effected by the 2005-A Term Notes issued on May 5, 2005, in which $148,081,723 of the Warehouse credit facility obligations were securitized.  Remaining contractual obligations may vary as principal payments are determined by cash received on the underlying asset, and may differ from the expected scheduled payments.

(2)     Yearly contractual obligations may vary as principal payments are determined by cash received on the underlying asset, and may differ from the expected scheduled payments.

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

Financing Arrangements. The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005.  In November, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, and dealer fees, and other comprehensive income (loss) amortization was 3.5% and 3.7% for the fiscal years ending April 30, 2005 and 2004, respectively.

Warehouse Facilities as of April 30, 2005

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At April 30, 2005
FIARC	$150,000,000	$127,928,518	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	2.96%
FIRC	$50,000,000	$43,633,636	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	3.56%

Warehouse Facilities – Credit Enhancement as of April 30, 2005

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverage is obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. Each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks. Solely at its expense, the Company carries these coverages and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during fiscal year 2005 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.6% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2004 and 2005 were $3,066,131 and $3,669,198, respectively, and accounted for 3.5% and 2.3% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2005, the Insurance Subsidiary had capital and surplus of $2,464,149 and unencumbered cash reserves of $1,110,550 in addition to the $3,317,904 trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	February 15, 2006	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility.
FIRC	Wachovia	February 15, 2006	The loan would convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity.

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until February 15, 2006.  On June 15, 2004, the FIRC facility was extended to $65 million, and reverted back to $50 million on September 13, 2004.  As of April 30, 2004 and 2005, there was $42.7 and $43.6 million, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 15, 2006.  As of April 30, 2004 and 2005, there was $0 and $127.9 million, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Note as of April 30, 2005.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$70,050,511	2.58%

Credit enhancement on the Term Note is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  On February 28, 2005, the Company notified the note holders of the 2002-A securitization of its intent to exercise its prepayment call provision.  This call provision was completed effective March 15, 2005, and therefore there was no outstanding balance as of April 30, 2005.  As of April 30, 2004, the outstanding principal balance on the 2002-A Term Notes was $44,335,659.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and 2005, the outstanding principal balances on the 2003-A term notes were $120,382,531 and $70,050,511, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued $5,427,619 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term

Notes is December 17, 2007 and July 16, 2012, respectively.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.

Acquisition Facility.  On August 8, 2000, the Company entered into an agreement with Wachovia Securities.  Under the agreement, a partnership was created in which FIFS Acquisition served as the general partner and contributed its assets for a 70% interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, served as the limited partner with a 30% interest in the partnership (the “Partnership”). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, an affiliate of Wachovia Securities, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC’s commercial paper rate plus 0.95% per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75% of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC’s commercial paper rate plus 5.38% per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The Class B Notes were paid in full on September 15, 2000.  After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests.  Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal, thus no further partnership distributions were paid until the Class A Notes were retired.  On February 20, 2003, the Class A Notes were fully paid.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc. and accordingly receives all excess cash flows.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve accounts for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus a 1.5% program fee to LIBOR plus a 2.25% program fee.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  As of April 30, 2004 and 2005, there was $8,761,143 and $10,500,000, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $0 and $2.5 million outstanding under these facilities as of April 30, 2004 and 2005, respectively.  For the fiscal years ended April 30, 2004 and April 30, 2005, the Company recorded interest expense under these facilities of $67,676 and $17,808.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at April 30, 2005.

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

During fiscal year 2005, as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions, with strike rates between 5% and 6%.  The aggregate initial notional amounts of the caps was $126,086,843 which amortized over six years.  The Company paid an aggregate of $1,213,097 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  On April 28, 2005, the Company terminated all interest rate caps outstanding in exchange for proceeds of $840,000.  The caps were terminated following the repayment of all outstandings under the FIARC facility prior to the issuance of the 2005-A term notes.  As a result, a realized loss of $373,097 was incurred relative to the aggregate market value of the interest rate caps.

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,248,599 as of April 30, 2005 and $2,199,386 as of April 30, 2004 as a percentage of Receivables Held for Investment of $244,940,526 as of April 30, 2005 and $207,489,339 as of April 30, 2004 was .9% and 1.1%, respectively.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which cover the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $9,519,607 and $12,428,175 have been recorded for the years ended April 30, 2005 and April 30, 2004, respectively.

The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.   SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  During the fourth quarter, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  Despite the increase in allowance associated with the higher delinquency loans and bankrupt accounts, the total allowance for loan losses decreased during the period as a percentage of Receivables Held for Investment due to improving overall delinquency trends and lower repossession and loss rates.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	As of or for the Year Ended April 30,
	2004		2005
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	186	$1,691	164	$1,414
60 - 89 days	78	650	40	404
90 days or more	291	2,757	71	496
Total delinquencies	555	$5,098	275	$2,314
Total delinquencies as a percentage of outstanding receivables	3.4%	2.5%	1.6%	0.9%
Net charge-offs as a percentage of average receivables outstanding during the period		5.7%		4.3%

(1)           Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

The lower annualized charge-off rate results from a lower number of repossessions coupled with higher recovery rates on the repossessed collateral.

As of April 30, 2005, there were 483 accounts totaling $4,627,082 that were in bankruptcy status and were more than 30 days past due.  As of April 30, 2004, there were 522 accounts totaling $4,942,694 that were in bankruptcy status and were more than 30 days past due.  As of April 30, 2005 and 2004, 90% and 87%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

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

SFAS No. 123(R) is effective as of the beginning of the fiscal year that begins after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to such awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company has not yet completed its evaluation of the impact that SFAS No. 123(R) will have on its financial position and results of operations.

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

As of April 30, 2005, the Company had $182.1 million of floating rate secured debt outstanding.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $1,192,507 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of April 30, 2004, the Company had $51.5 million of floating rate secured debt outstanding.  For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $271,145 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2005 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, other than increased controls surrounding the Company’s reporting for income taxes.  Historically, the Company has utilized third parties to prepare federal and state tax returns, and to provide accounting entries to record differences between the current and deferred tax accounts on the Company’s balance sheet.  In an effort to provide adequate assurances that federal and state tax returns continue to be filed in a timely and accurate manner, and specifically to ensure that entries made to record current and deferred tax assets and liabilities are fully documented, the Company has instituted additional reconciliation and testing procedures which will enhance internal controls and provide additional information to management on the nature of these assets and liabilities.  The Company has also elected to engage a national accounting firm to provide advisory and compliance services with respect to the Company’s federal and state tax obligations.

Part III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

Information responsive to this item appears under the caption “Election of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders expected to be held on September 8, 2005, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information related to the nomination of directors appears under the caption “Corporate Governance” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders expected to be held on September 8, 2005, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information related to the Company’s Code of Business Conduct and Ethics, adopted April 28, 2004, appears under the caption “Corporate Governance” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders expected to be held on September 8, 2005, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.  The Code of Business Conduct and Ethics has also been filed under Item 15 as an exhibit to this Form 10-K.

The Audit Committee of the Board of Directors has designated one or more persons as financial experts.  Information related to the financial expert designation and the Audit Committee appears under the caption “Other Information Concerning the Board of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders expected to be held on September 8, 2005, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this item appears under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders expected to be held on September 8, 2005, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this item appears under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders expected to be held on September 8, 2005, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this item appears under the caption “Related Party Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders expected to be held on September 8, 2005, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to this item appears under the caption “Proposal 2: Ratification of appointment of Independent Auditors” in the Company’s proxy statement for the 2005 annual meeting of shareholders expected to be held on September 8, 2005, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

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

10.114(s)	—	Amended and Restated Trust Agreement dated May 5, 2005 between First Investors Auto Funding Corporation and Deutsche Bank Trust Company Delaware.
10.115(s)	—	Indenture dated May 5, 2005 between First Investors Auto Owner Trust 2005-A and Wells Fargo Bank Minnesota, National Association.
10.116(s)	—

Sale and Allocation Agreement dated May 5, 2005 between First Investors Auto Owner Trust 2005-A, First Investors Auto Funding Corporation, First Investors Servicing Corporation and Wells Fargo Bank Minnesota, National Association.

10.117(s)	—

Insurance Agreement dated May 5, 2005 between MBIA Insurance Corporation, First Investors Servicing Corporation, First Investors Financial Services, Inc., First Investors Auto Funding Corporation, First Investors Auto Owner Trust 2005-A, Deutsche Bank Trust Company Delaware and Wells Fargo Bank Minnesota, National Association.

10.118(s)	—	Servicing Agreement dated May 5, 2005 between Wells Fargo Bank Minnesota, National Association and First Investors Auto Owner Trust 2005-A.
10.119(s)	—	Administration Agreement dated May 5, 2005 between Wells Fargo Bank Minnesota, National Association, First Investors Financial Services, Inc. and First Investors Auto Owner Trust 2005-A.
10.120(s)	—	Contribution Agreement dated May 5, 2005 between First Investors Financial Services, Inc. and First Investors Auto Funding Corporation.
14.1	—	Code of Business Conduct and Ethics adopted April 28, 2004
21.1(j)	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(a)	—	Exhibit previously filed with the Company’s Registration Statement on Form S-1, Registration No. 33-94336 and incorporated herein by reference.
(b)	—	Exhibit previously filed on 1996 Form 10-K and incorporated herein by reference.
(c)	—	Exhibit previously filed on July 31, 1996 First Quarter Form 10-Q and incorporated herein by reference.
(d)	—	Exhibit previously filed on October 31, 1996 Second Quarter Form 10-Q and incorporated herein by reference.
(e)	—	Exhibit previously filed on January 31, 1997 Third Quarter Form 10-Q and incorporated herein by reference.
(f)	—	Exhibit previously filed on July 31, 1997 First Quarter Form 10-Q and incorporated herein by reference.
(g)	—	Exhibit previously filed on January 31, 1998 Third Quarter Form 10-Q and incorporated herein by reference.
(h)	—	Exhibit previously filed on 1998 Form 10-K and incorporated herein by reference.
(i)	—	Exhibit previously filed on October 31, 1998 Second Quarter Form 10-Q and incorporated herein by reference.
(j)	—	Exhibit previously filed on October 2, 1998 Form 8-K and incorporated herein by reference.
(k)	—	Exhibit previously filed on January 31, 1999 Third Quarter Form 10-Q and incorporated herein by reference.
(l)	—	Exhibit previously filed on 1999 Form 10-K and incorporated herein by reference.
(m)	—	Exhibit previously filed on March 21, 2000 Third Quarter Form 10-Q/A and incorporated herein by reference.
(n)	—	Exhibit previously filed on October 31, 2000 Second Quarter Form 10-Q and incorporated herein by reference.
(o)	—	Exhibit previously filed on January 31, 2001 Third Quarter Form 10-Q and incorporated herein by reference.
(p)	—	Exhibit previously filed on January 31, 2002 Third Quarter Form 10-Q and incorporated herein by reference.
(q)	—	Exhibit previously filed on July 31, 2002 First Quarter Form 10-Q/A and incorporated herein by reference.
(r)	—	Exhibit previously filed on January 31, 2004 Third Quarter Form 10-Q and incorporated herein by reference.

(b)  Reports on Form 8-K

Form 8-K filed March 10, 2005 reporting third quarter financial results.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date:	7/29/05	By: /s/ Tommy A. Moore, Jr.
Tommy A. Moore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.

Signature		Title

/s/ Tommy A. Moore, Jr.		President and Chief Executive Officer, Director
Tommy A. Moore, Jr.		(Principal Executive Officer)

/s/ Bennie H. Duck		Vice President and Chief Financial Officer
Bennie H. Duck		(Principal Financial and Accounting Officer)

/s/ John H. Buck		Director
John H. Buck

/s/ Robert L. Clarke		Director
Robert L. Clarke

/s/ Seymour M. Jacobs		Director
Seymour M. Jacobs

/s/ Roberto Marchesini		Director
Roberto Marchesini

/s/ Walter A. Stockard, Jr.		Director
Walter A. Stockard, Jr.

/s/ Daniel M. Theriault		Director
Daniel M. Theriault

Date:	7/29/05

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2004 and 2005

Consolidated Statements of Operations for the Years Ended April 30, 2003, 2004 and 2005

Consolidated Statement of Shareholders’ Equity for the Years Ended April 30, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the Years Ended April 30, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of First Investors Financial Services Group, Inc.

We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
July 15, 2005

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — APRIL 30, 2004 and 2005

	2004	2005
ASSETS
Receivables Held for Investment, net	$209,777,347	$248,976,931
Receivables Acquired for Investment, net	1,190,230	641,223
Cash and Short-Term Investments	2,018,490	2,413,738
Restricted Cash	19,036,747	19,096,858
Accrued Interest Receivable	2,576,023	2,239,798
Assets Held for Sale	851,426	942,774
Other Assets:
Funds held under reinsurance agreement	4,182,134	4,174,814
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $5,759,477 and $2,684,543	6,115,203	5,019,030
Current income taxes receivable	8,212	5,233
Total assets	$245,755,812	$283,510,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$42,705,809	$171,562,153
Term notes	164,718,190	70,050,511
Working capital facility	8,761,143	10,500,000
Related party note	—	2,500,000
Other Liabilities:
Accounts payable and accrued liabilities	1,708,984	2,495,260
Deferred income taxes payable	558,000	910,807
Total liabilities	218,452,126	258,018,731

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,583,669 issued; 5,000,269 outstanding at April 30, 2004 and 5,583,669 issued; 4,411,693 outstanding at April 30, 2005	5,584	5,584
Additional paid-in capital	18,754,608	18,754,608
Retained earnings	10,515,259	11,198,788
Less, treasury stock, at cost, 583,400 and 1,171,976 shares	(1,971,765)	(4,467,312)
Total shareholders’ equity	27,303,686	25,491,668
Total liabilities and shareholders’ equity	$245,755,812	$283,510,399

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended April 30, 2003, 2004 and 2005

	2003	2004	2005

Interest Income	$32,939,897	$30,498,270	$28,271,721
Interest Expense	10,165,739	8,437,766	7,615,756
Net interest income	22,774,158	22,060,504	20,655,965
Provision for Credit Losses	10,337,718	12,428,175	9,519,607
Net Interest Income After Provision for Credit Losses	12,436,440	9,632,329	11,136,358
Other Income (Expense):
Servicing revenue	1,080,433	4,888,899	3,398,623
Late fees and other	1,219,991	1,911,570	3,834,340
Income from investment	418,099	1,009,322	668,774
Other interest income	282,708	460,243	426,630
Realized and unrealized loss on interest rate derivative positions	(329,059)	(33,737)	(373,097)
Total other income	2,672,172	8,236,297	7,955,270
Costs and Expenses:
Salaries and benefits	7,785,835	8,538,033	8,916,984
Operating expense	2,487,885	5,098,173	4,801,002
General and administrative	3,553,975	3,722,842	3,731,936
Other interest expense	643,296	468,153	565,282
Total operating expenses	14,470,991	17,827,201	18,015,204

Income Before Provision for Income Taxes and Minority Interest	637,621	41,425	1,076,424
Provision (Benefit) for Income Taxes:
Current	(373,030)	(66,139)	40,088
Deferred	564,220	85,430	352,807
Total provision (benefit) for income taxes	191,190	19,291	392,895
Minority Interest	113,813	(11,429)	—

Net Income	$332,618	$33,563	$683,529

Basic and Diluted Net Income per Common Share	$0.07	$0.01	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended April 30, 2003, 2004 and 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total

Balance, April 30, 2002	5,567	18,678,675	10,149,078	(515,000)	(1,731,886)	26,586,434

Comprehensive income:

Net income	—	—	332,618	—	—	332,618
Unrealized gains on derivatives, net of tax benefit of $4,201	—	—	—	—	7,300	7,300
Reclassification of earnings, net of taxes of $475,820	—	—	—	—	827,797	827,797

Comprehensive income						1,167,715

Treasury stock purchases	—	—	—	(1,260,865)	—	(1,260,865)

Balance, April 30, 2003	5,567	18,678,675	10,481,696	(1,775,865)	(896,789)	26,493,284

Comprehensive income:

Net income	—	—	33,563	—	—	33,563
Reclassification of earnings, net of taxes of $515,477	—	—	—	—	896,789	896,789

Comprehensive income						930,352

Treasury stock purchases				(195,900)		(195,900)

Issuance of common stock	17	75,933	—	—	—	75,950

Balance, April 30, 2004	5,584	18,754,608	10,515,259	(1,971,765)	—	27,303,686

Net income	—	—	683,529	—	—	683,529

Treasury stock purchases	—	—	—	(2,495,547)	—	(2,495,547)

Balance, April 30, 2005	$5,584	$18,754,608	$11,198,788	$(4,467,312)	—	$25,491,668

The accompanying notes are an integral part of this consolidated financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended April 30, 2003, 2004 and 2005

	2003	2004	2005
Cash Flows From Operating Activities:
Net income	$332,618	$33,563	$683,529
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	3,919,567	3,822,882	3,880,973
Provision for credit losses	10,337,718	12,428,175	9,519,607
Minority interest	113,813	(11,429)	—
(Increase) decrease in:
Accrued interest receivable	(71,478)	805,371	336,224
Restricted cash	4,106,495	265,904	(60,111)
Deferred financing costs and other assets	(601,449)	(1,778,903)	(217,058)
Funds held under reinsurance agreement	(558,433)	(188,794)	7,320
Deferred income taxes receivable	529,646	—	—
Current income tax receivable	399,241	996,019	2,980
Interest rate derivative positions	(151,010)	5,002,096	—
Increase (decrease) in:
Accounts payable and accrued liabilities	(332,772)	(224)	786,274
Deferred income taxes payable	49,593	508,407	352,807
Interest rate derivative positions	(637,860)	(5,248,080)	—
Net cash provided by operating activities	17,435,689	16,634,987	15,292,545
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(114,245,233)	(90,050,875)	(158,016,891)
Origination of Receivables Acquired for Investment	—	(328,787)	—
Purchase of investments	(1,884,450)	—	—
Principal payments from Receivables Held for Investment	81,009,858	87,638,125	100,366,456
Principal payments from Receivables Acquired for Investment	6,002,312	1,122,210	549,007
Payments received on assets held for sale	6,898,267	7,467,053	6,459,975
Purchase of furniture and equipment	(220,289)	(382,929)	(187,820)
Net cash (used in) provided by investing activities	(22,439,535)	5,464,797	(50,829,273)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	219,023,400	123,751,068	298,087,651
Term notes	—	139,661,000	—
Working capital facility	—	2,000,000	2,043,863
Other borrowings	1,221,280	—	2,500,000
Principal payments made on—
Warehouse credit facilities	(108,292,312)	(222,989,779)	(169,231,306)
Term notes	(95,900,937)	(62,301,657)	(94,667,679)
Acquisition term facility	(3,670,765)	—	—
Working capital facility	(3,084,002)	(1,953,375)	(305,006)
Other borrowings	(1,000,000)	(746,280)	—
Proceeds from the issuance of common stock	—	75,950	—
Treasury stock purchased	(1,260,865)	(195,900)	(2,495,547)
Net cash provided by (used in) financing activities	7,035,799	(22,698,973)	35,931,976
Increase (Decrease) in Cash and Short-Term Investments	2,031,953	(599,189)	395,248
Cash and Short-Term Investments at Beginning of Period	585,727	2,617,680	2,018,490
Cash and Short-Term Investments at End of Period	$2,617,680	$2,018,491	$2,413,738
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for—
Interest	$9,485,192	$7,807,027	$6,561,342
Income taxes	(307,267)	(969,690)	37,109

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2003, 2004 and 2005

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of April 30, 2005, approximately 28%, 18% and 11% of Receivables Held for Investment had been originated in Texas, Georgia and Ohio, respectively. The Company currently operates in 28 states.

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

In total, at April 30, 2005, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $439 million.

2.  Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of April 30, 2005, the Company does not have any entities under which FIN 46 as amended by Interpretation 46R would apply.

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

Other Income.  Other Income consists of income received from servicing activities, late fees and other loan-related fees, income from investments, reinvestment revenue, GAP insurance and extended service contracts, and unrealized loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment.  Revenue from the sale of GAP insurance and extended service contracts is recognized when sold as the Company has no further obligation after the sale.  Unrealized loss on interest rate derivatives is recognized when incurred.

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.   SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they comprise a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company initiates efforts to make customer contact as early as when the customer is one day past due and become more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs at 90 to 120 days after the loan becomes past due.   Upon repossession, the uncollectible portion of the loan and 100% of accrued interest is written off.  The fair value of the collateral is recorded as an Assets Held for Sale.  Fair value is determined by estimating the proceeds from the sale of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses.  After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the proceeds received.  In the event the collateral cannot be located or if the customer refuses to pay and is not subject to bankruptcy court protection, the Company will write off the entire balance of the loan once it reaches 180 days past due.  If the customer is subject to bankruptcy court protection, the loan generally remains in bankruptcy status as long as payments are being received from the trustee.  If a payment is missed, the Company seeks to repossess the collateral with approval of the court.  If the customer is dismissed from bankruptcy, the Company resumes collection efforts.

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  During the fourth quarter, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  Despite the increase in allowance associated with the higher delinquency loans and bankrupt accounts, the total allowance for loan losses decreased during the period as a percentage of Receivables Held for Investment due to improving overall delinquency trends and lower repossession and loss rates.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

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

Deferred Financing Costs.  The Company defers financing costs and amortizes the costs related to the respective warehouse credit facilities and Term Notes over the estimated average life of the receivables financed under those respective facilities as the provisions of such facilities generally provide that receivables assigned to each facility would be allowed to amortize should the facility not be extended.  Deferred financing costs are expensed proportionately if borrowing capacity is reduced.

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

Derivatives. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.   The Company has determined that it does not meet the criteria for hedge accounting treatment, and accordingly changes in the fair value are recorded as unrealized gains or losses and reflected in the statement of operations.

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

Advertising Costs.  The Company expenses advertising costs as incurred.  As of April 30, 2005 and 2004, advertising expense was $1,427,481 and $957,255, respectively.

Treasury Stock.  In September, 2004, the Board of Directors authorized the Company to repurchase up to $1.5 million of the Company’s outstanding common stock.  This plan was subsequently amended in December, 2004, authorizing the repurchase of an additional $1 million of the Company’s outstanding common stock, resulting in the total authorization of $2.5 million to repurchase the Company’s stock.  During the years ended April 30, 2005 and 2004, the Company engaged in the following transactions:

Year ended April 30, 2004		Year Ended April 30, 2005
# of Shares Repurchased	Wtd. Avg. Price/Share	# of Shares Repurchased	Wtd. Avg. Price/Share
43,000	$4.56	588,576	$4.24

As a result of the 588,576 shares repurchased during the year ended April 30, 2005, the Company completed the $2.5 million authorized share repurchase plan and, as a result, announced the conclusion of its share repurchase plan originally adopted in December 2001.  Since the inception of the plan, a total of 1,171,976 shares were repurchased at a weighted average price of $3.81 per share.

Stock-Based Compensation.  The Company has an employee stock option plan and a non-employee director stock option plan, which are described more fully in Note 9.  The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount the grantee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to or greater than the fair market value on the date of the grant.

The following table presents the Company’s net income per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.

	Fiscal
	2003	2004	2005

Net Income, as reported	$332,618	$33,563	$683,529
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(76,115)	(111,681)	(188,082)
Pro Forma Net Income (Loss)	$256,503	$(78,118)	$495,447

Basic and Diluted Net Income per Common Share, as reported	$0.07	$0.01	$0.14
Basic and Diluted Net Income (Loss) per Common Share, pro forma	$0.05	$(0.02)	$0.10

Reclassifications.  Certain reclassifications have been made to the 2003 and 2004 amounts to conform to the 2005 presentation.

3.  Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2004 and 2005:

	2004	2005
Receivables	$207,489,339	$244,940,526
Unamortized premium and deferred fees (1)	4,487,394	6,285,004
Allowance for credit losses	(2,199,386)	(2,248,599)
Net receivables	$209,777,347	$248,976,931

(1) Includes premium and discounts paid to dealer plus deferred acquisition cost.

At April 30, 2005, the weighted average remaining term of the receivable portfolio is 50 months and the weighted average contractual interest rate is 13.9%.  Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table.  Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30,
2006	$59,460,413
2007	68,295,721
2008	78,443,879
2009	38,740,513
$244,940,526

Activity in the allowance for credit losses for the years ended April 30, 2004 and 2005 was as follows:

	2004	2005
Balance, beginning of year	$2,397,216	$2,199,386
Provision for credit losses	12,428,175	9,519,607
Charge-offs, net of recoveries	(12,626,005)	(9,470,394)
Balance, end of year	$2,199,386	$2,248,599

4.  Receivables Acquired for Investment

Receivables Acquired for Investment comprise loans previously originated by Auto Lenders Acceptance Corporation and other third parties.  Loans originated by Auto Lenders Acceptance Corporation include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through the FIACC credit facility.  Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were purchased at a discount relating to credit quality.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables, therefore under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment have been accounted for under the cost-recovery method since September 30, 2003.  Under this method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were $979,496 and $607,894 as of April 30, 2004 and April 30, 2005, respectively.

On September 30, 2003 the Company purchased $9.4 million of defaulted auto loan receivables from an unrelated third party.  These loans are included in Receivables Acquired for Investment on the balance sheet in the amount of $210,735 and $33,329 as of April 30, 2004 and April 30, 2005, respectively, and are accounted for using the cost-recovery method.  The Company may, from time to time, consider similar acquisitions in the future.

5.  Restricted Cash

The components of restricted cash at April 30, 2004 and 2005 are as follows:

	2004	2005
Collection and lockbox balances	$11,128,176	$12,346,942
Funds held in trust for receivable funding	(790,564)	786,591
Warehouse credit facility and Term Note reserves (Note 7)	8,449,135	5,713,325
Other	250,000	250,000
Total restricted cash	$19,036,747	$19,096,858

6.  Deferred Financing Costs and Other Assets

The components of deferred financing costs and other assets at April 30, 2004 and 2005 are as follows:

	2004	2005
Deferred financing costs, net	$1,713,833	$886,602
Investments in FARC	1,685,002	1,685,002
Accounts receivable, trade	269,091	1,140,580
Other, net	534,143	354,081
Loan service fee receivable	484,146	271,127
Software, net	383,753	179,375
Furniture and equipment, net	353,381	194,731
Deferred compensation plan	267,111	—
Prepaid expenses	424,743	307,532
Total	$6,115,203	$5,019,030

7.  Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005.  In November, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees, and dealer fees, and other comprehensive income (loss) amortization was 3.5% and 3.7% for the fiscal years ending April 30, 2005 and 2004, respectively.

Warehouse Facilities as of April 30, 2005

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At April 30, 2005
FIARC	$150,000,000	$127,928,518	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	2.96%
FIRC	$50,000,000	$43,633,636	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	3.56%

Warehouse Facilities – Credit Enhancement as of April 30, 2005

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during fiscal year 2005 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.6% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2004 and 2005 were $3,066,131 and $3,669,198, respectively, and accounted for 3.5% and 2.3% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2005, the Insurance Subsidiary had capital and surplus of $2,464,149 and unencumbered cash reserves of $1,110,550 in addition to the $3,317,904 trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	February 15, 2006	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility.
FIRC	Wachovia	February 15, 2006	The loan would convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity.

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until February 15, 2006.  On June 15, 2004, the FIRC facility was extended to $65 million, and reverted back to $50 million on September 13, 2004.  As of April 30, 2004 and 2005, there was $42.7 and $43.6 million, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 15, 2006.  As of April 30, 2004 and 2005, there was $0 and $127.9 million, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Note as of April 30, 2005.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$70,050,511	2.58%

Credit enhancement on the Term Note is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at

3.46% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.    The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  On February 28, 2005, the Company notified the note holders of the
2002-A securitization of its intent to exercise its prepayment call provision.  This call provision was completed effective March 15, 2005, and therefore there was no outstanding balance as of April 30, 2005.  As of April 30, 2004, the outstanding principal balance on the 2002-A Term Notes was $44,335,659.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2004 and 2005, the outstanding principal balances on the
2003-A term notes were $120,382,531 and $70,050,511, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued $5,427,619 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term Notes is December 17, 2007 and July 16, 2012, respectively.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.

Acquisition Facility.  On August 8, 2000, the Company entered into an agreement with Wachovia Securities.  Under the agreement, a partnership was created in which FIFS Acquisition served as the general partner and contributed its assets for a 70% interest in the partnership and First Union Investors, Inc., an affiliate of Wachovia Securities, served as the limited partner with a 30% interest in the partnership (the “Partnership”). Pursuant to the refinancing, the Partnership issued Class A Notes in the amount of $19,204,362 and Class B Notes in the amount of $979,453 to VFCC, an affiliate of Wachovia Securities, the proceeds of which were used to retire the acquisition debt. The Class A Notes bear interest at VFCC’s commercial paper rate plus 0.95% per annum and amortize on a monthly basis by an amount necessary to reduce the Class A Note balance as of the payment date to 75% of the outstanding principal balance of Receivables Acquired for Investment, excluding Receivables Acquired for Investment that are applicable to FIACC, as of the previous month end. The Class B Notes bear interest at VFCC’s commercial paper rate plus 5.38% per annum and amortize on a monthly basis by an amount which varied based on excess cash flows received from Receivables Acquired for Investment after payment of servicing fees, trustee and back-up servicer fees, Class A Note interest and Class A Note principal, plus collections received on the Trust Certificates. The Class B Notes were paid in full on September 15, 2000.  After the Class B Notes were paid in full, all cash flows received after payment of Class A Note principal and interest, servicing fees and other costs, are distributed to the Partnership for subsequent distribution to the partners based upon the respective partnership interests.  Beginning in November 2001, the partnership used excess cash flow to retire additional Class A Note principal, thus no further partnership distributions were paid until the Class A Notes were retired.  On February 20, 2003, the Class A Notes were fully paid.  On September 19, 2003, First Investors Financial Services, Inc. purchased the limited partnership interests previously held by First Union Investors, Inc. and accordingly receives all excess cash flows.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus a 1.5% program fee to LIBOR plus a 2.25% program fee.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstandings under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  As of April 30, 2004 and 2005, there was $8,761,143 and $10,500,000, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the

Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $0 and $2.5 million outstanding under these facilities as of April 30, 2004 and 2005, respectively.  For the fiscal years ended April 30, 2004 and April 30, 2005, the Company recorded interest expense under these facilities of $67,676 and $17,808.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at April 30, 2005.

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

During fiscal year 2005, as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions, with strike rates between 5% and 6%.  The aggregate initial notional amount of the caps was $126,086,843 which amortized over six years.  The Company paid an aggregate of $1,213,097 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  On April 28, 2005, the Company terminated all interest rate caps outstanding in exchange for proceeds of $840,000.  The caps were terminated following the repayment of all outstandings under the FIARC facility prior to the issuance of the 2005-A term notes.  As a result, a realized loss of $373,097 was incurred relative to the aggregate market value of the interest rate caps.

8.  Income Taxes

The temporary differences which give rise to deferred tax assets (liabilities) are as follows at April 30, 2004 and 2005, respectively:

	2004	2005
Deferred tax assets related to:
Allowance for credit losses	$802,776	$764,524
Net operating loss carry forward	550,714	381,089
Fixed assets and other deferred costs	84,284	111,462
Accrued expenses	90,385	116,273
AMT credit	—	11,098
	1,528,159	1,384,446
Deferred tax liabilities related to:
Receivables Held for Investment, net	(1,086,682)	(1,255,207)
Receivables Acquired for Investment, net	(999,477)	(991,303)
Prepaid expenses	—	(48,743)
	(2,086,159)	(2,295,253)
Net deferred tax assets (liabilities)	$(558,000)	$(910,807)

The following table shows the expiration of the Company’s net operating loss carry forwards:

Year of expiration	Amount	Tax effect
2016	$71,731	$24,388
2017	1,049,120	356,701
Totals	$1,120,851	$381,089

The provision (benefit) for income taxes on income before income taxes and minority interest for the years ended April 30, 2003, 2004 and 2005, consists of the following:

	2003	2004	2005
Current —
Federal	$(381,137)	$(75,161)	$18,560
State	8,107	9,022	21,528
	$(373,030)	$(66,139)	$40,088
Deferred —
Federal	$564,220	$85,430	$352,807
State	—	—	—
	$564,220	$85,430	$352,807

The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 2003, 2004 and 2005.

	2003	2004	2005
Income tax — statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	2.0%	2.0%	2.0%
Minority Interest	(6.5)%	10.1%	—
Non-deductible expenses	.5%	.5%	.5%
Effective income tax rate	30.0%	46.6%	36.5%

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  For the year ended April 30, 2004 and 2005, the Company recognized $1,352,234 and $894,262 of servicing revenue, $161,750 and $108,994 of interest income and $1,009,322 and $668,774 of equity in the income from investment in FARC.  As of April 30, 2004 and 2005, the equity investment in FARC of $968,327 and junior mezzanine debt of $716,675 are included in Deferred Financing Costs and Other Assets on the balance sheet.

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

SFAS No. 123(R) is effective as of the beginning of the fiscal year that begins after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to such awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified version of the prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company has not yet completed its evaluation of the impact that SFAS No. 123(R) will have on its financial position and results of operations.

11.  Credit Risks

Approximately 28%, 18%, and 11% of the Company’s Receivables Held for Investment by principal balance at April 30, 2005, represents receivables originated from dealers located in Texas, Georgia, and Ohio. The economy of Texas is primarily dependent on petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, computer and computer service businesses, agribusiness and tourism. Job losses in any or all of these primary economic segments of the Texas economy may result in a significant increase in delinquencies or defaults in the Company’s receivable portfolio. While vehicles secure the receivables, it is not expected that the value of the vehicles if repossessed and sold by the Company would be sufficient to recover the principal outstanding under any defaulted loans.

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

	April 30, 2004		April 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets —
Receivables Held for Investment	$207,489,339	$210,292,409	$244,940,526	$256,710,698
Receivables Acquired for Investment	1,190,230	—	641,223	—
Financial liabilities —
Term Notes	$164,718,190	$167,597,201	$70,050,511	$68,856,437

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

Receivables Acquired for Investment.  It was not practicable to estimate the fair value as the Company cannot predict the timing of the remaining cash flows.

Term Notes.  The fair value was estimated by discounting cash payments using current rates and comparative maturities. Expected cash payments take into consideration prepayments, defaults and recoveries on the underlying collateral.

Credit Facilities.  The carrying amount approximates fair value because of the floating interest rates on the credit facilities.

13.  Defined Contribution Plan

Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan immediately upon employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant’s voluntary contributions up to a maximum voluntary contribution of 3 percent of the participant’s compensation. In fiscal year 2004 and 2005, the Company made matching contributions to the 401(k) plan in the amounts of $40,062 and $23,425, respectively. Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company.  The Deferred Compensation Plan was terminated during the fourth quarter of the fiscal year 2005 in response to changes in the tax law associated with such plans.  The assets in the plan were distributed to the recipients.

14.  Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of January 31, 2005, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2004 and 2005, a total of 282,500 and 360,500, respectively, options had been issued and remained outstanding leaving a remaining 217,500 and 139,500, respectively, available under the plan.  All stock options issued to date under the Plan have been issued as incentive stock options with an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  A total of 500,000 shares of common stock are available for issuance.  Option grants will be both automatic and discretionary.  Automatic grants of 20,000 shares for each non-employee director, or 100,000 shares total, were approved in September 2002.  Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2004 and 2005, a total of 270,000 and 390,000, respectively, options had been issued under the plan, leaving a remaining 230,000 and 110,000, respectively, available for issuance.  In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Stock Option Plan.  All options issued under this plan were issued with an exercise price equal to the fair market value of the of the underlying common stock on the date of the grant

A summary of the status of the Company’s stock option plans for the years ended April 30, 2003, 2004 and 2005 is presented below:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at April 30, 2002	330,500	$6.16
Granted	172,500	$2.95
Outstanding at April 30, 2003	503,000	$5.06
Granted	177,500	$4.65
Forfeited and Expired	(91,000)	$4.62
Exercised	(17,000)	$4.47
Outstanding at April 30, 2004	572,500	$4.35
Granted	208,500	$4.99
Forfeited and Expired	(10,500)	$3.69
Outstanding at April 30, 2005	770,500	$4.86
Options available for future grants at April 30, 2005	249,500

	Fiscal
	2003	2004	2005
Options exercisable at end of year	232,800	245,333	357,467
Weighted average exercise price of options exercisable	$6.86	$6.11	$5.38
Weighted average fair value of options granted	$1.06	$1.36	$1.57

Following is a summary of the status of options outstanding at April 30, 2005:

Range of Exercise Price	Weighted Average Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Contractual Life in Years
$4.75	$4.75	50,000	50,000		(1)
$11.00	$11.00	20,000	20,000		(1)
$2.95	$2.95	152,500	87,665	7.26
$3.98 -$5.25	$4.61	479,500	131,302	8.09
$6.75 -$7.38	$7.37	33,500	33,500	2.27
$11.00	$11.00	35,000	35,000	0.40
		770,500	357,467

(1)  The option will terminate one year after the Director ceases to be a member of the Board of Directors, except that in the event of the Director’s death while serving as a Director the option would be exercisable by his heirs or representatives of his estate for a period of two years after date of death.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

The following weighted-average assumptions were used:

	Fiscal
	2003	2004	2005
Risk free interest rate	4.0%	3.8%	4.5%
Expected life of options in years	4.8	4.6	4.8
Expected stock price volatility	34%	30%	19%
Expected dividend yield	0%	0%	0%

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

15.  Commitments and Contingencies

Employment Agreement.   As of April 30, 2005, the Company was not a party to any employment agreements.

Litigation.  The Company from time to time becomes involved in various routine legal proceedings which are incidental to the business. Management of the Company vigorously defends such matters. As of April 30, 2005, management believes there are no such legal proceedings that will have a material adverse impact on the Company’s financial position or results of operations.

Leases.  The Company is a party to a lease agreement for office space in Houston that expires on February 28, 2011. The Company is party to a lease agreement for office space in Atlanta which expires on June 30, 2007. Rent expense for office space and other operating leases for the years ended April 30, 2003, 2004 and 2005, was   $813,504, $764,283 and $1,052,765, respectively. Required minimum lease payments for the remaining terms of the above leases are:

Year ending April 30,
2006	$1,136,080
2007	1,042,668
2008	429,186
2009	333,084
2010	318,330
Thereafter	265,275

16.  Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 2002, 2003 and 2004 are as follows:

	For the Year Ended April 30,
	2003	2004	2005
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,104,438	5,008,427	4,789,784
Effect of dilutive stock options and warrants	7,339	84,906	96,619
Weighted average shares outstanding for diluted earnings per share	5,111,777	5,093,333	4,886,403

At April 30, 2005, the Company had 218,000 employee stock options and warrants and 190,000 director options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

17.  Other Events

On November 16, 2004, the Company received a letter from NASDAQ, indicating that the NASDAQ is reviewing the Company’s eligibility for listing on the NASDAQ National Market as a consequence of failure to meet the minimum 400 round lot shareholder requirement of Marketplace Rule 4450(a)(4).  In the letter, NASDAQ stated that the Company had until December 1, 2004, to provide an acceptable plan to regain compliance, or the staff will initiate delisting of the Company’s common stock.  As a result of this action, and after considering the costs and benefits associated with the continued listing on the NASDAQ National Market, the Company has elected to delist from the NASDAQ National Market, electing instead to list its shares on the over-the-counter bulletin board.  The Company has maintained its registration under the Securities and Exchange Act of 1934 and continues to file Forms 10-Q, 10-K, and 8-K with the Securities and Exchange Commission and mail an annual report to stockholders following each fiscal year end.

18.  Subsequent Events

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, secure the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued $5,427,619 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2053-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term Notes is December 17, 2007 and July 16, 2012, respectively.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.

19.  Quarterly Financial Data (Unaudited)

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2005.

	For the Three Months Ended,
	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005

Interest Income	$6,952,179	$7,001,225	$7,220,443	$7,097,874
Interest Expense	1,776,773	1,828,779	1,964,382	2,045,822
Net Income	86,953	216,070	278,886	101,620
Basic and Diluted Net Income (Loss) per Common Share	$0.02	$0.04	$0.06	$0.02

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2004.

	For the Three Months Ended,
	July 31, 2003	October 31, 2003	January 31, 2004	April 30, 2004

Interest Income	$8,070,436	$7,923,929	$7,499,053	$7,004,853
Interest Expense	2,017,971	1,889,442	2,341,708	2,188,645
Net Income (Loss)	220,079	187,805	(167,492)	(206,829)
Basic and Diluted Net Income (Loss) per Common Share	$0.04	$0.04	$(0.03)	$(0.04)

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2003.

	For the Three Months Ended,
	July 31, 2002	October 31, 2002	January 31, 2003	April 30, 2003

Interest Income	$8,511,337	$8,145,189	$8,415,164	$7,868,207
Interest Expense	2,882,088	2,693,481	2,486,052	2,104,118
Net Income	143,693	46,131	62,790	80,004
Basic and Diluted Net Income per Common Share	$0.03	$0.01	$0.01	$0.02