Form 10-Q
period 2005-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2005-09-13
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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
Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding At
Class	September 8, 2005
Common Stock-$.001 Par Value	4,411,693

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

JULY 31, 2005

TABLE OF CONTENTS

Part I Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of April 30, 2005 and July 31, 2005

Consolidated Statements of Operations for the Three Months Ended July 31, 2004 and 2005

Consolidated Statement of Shareholders’ Equity for the Three Months Ended July 31, 2005

Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2004 and 2005

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II Other Information

Item 6.	Exhibits and Reports On Form 8-K

Signatures

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — APRIL 30, 2005 AND JULY 31, 2005

	April 30, 2005	July 31, 2005
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$248,976,931	$298,988,543
Receivables Acquired for Investment, net	641,223	542,013
Cash and Short-Term Investments	2,413,738	359,820
Restricted Cash	19,096,858	21,371,105
Accrued Interest Receivable	2,239,798	2,824,856
Assets Held for Sale	942,774	680,119
Other Assets:
Funds held under reinsurance agreement	4,174,814	4,900,877
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $2,684,543 and $2,883,942	5,019,030	5,006,127
Current income taxes receivable	5,233	—
Interest rate derivative positions	—	56,144
Total assets	$283,510,399	$334,729,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$171,562,153	$72,963,739
Term notes	70,050,511	217,205,926
Working capital facility	10,500,000	11,776,493
Related party note	2,500,000	2,500,000
Other Liabilities:
Accounts payable and accrued liabilities	2,495,260	2,448,104
Current income taxes payable	—	83,201
Deferred income taxes payable	910,807	1,335,609
Total liabilities	258,018,731	308,313,072

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,583,669 issued; 4,411,693 outstanding at April 30, 2005 and at July 31, 2005	5,584	5,584
Additional paid-in capital	18,754,608	18,754,608
Retained earnings	11,198,788	12,123,652
Less: treasury stock, at cost, 1,171,976 shares	(4,467,312)	(4,467,312)
Total shareholders’ equity	25,491,668	26,416,532
Total liabilities and shareholders’ equity	$283,510,399	$334,729,604

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended July 31, 2004 and 2005

(Unaudited)

	For the Three Months Ended July 31,
	2004	2005

Interest Income	$6,952,179	$8,498,007
Interest Expense	1,776,773	2,960,147
Net interest income	5,175,406	5,537,860
Provision for Credit Losses	2,442,105	1,651,411
Net Interest Income After Provision for Credit Losses	2,733,301	3,886,449
Other Income:
Servicing revenue	969,955	578,226
Other finance charges and fees	399,193	508,252
Insurance products	141,429	290,652
Income from investment	193,706	125,958
Other interest income	74,132	249,563
Other income	109,886	143,822
Unrealized loss on interest rate derivative positions	(67,657)	(2,682)
Total other income	1,820,644	1,893,791
Operating Expenses:
Salaries and benefits	2,063,445	2,541,802
Operating expense	1,318,745	603,324
General and administrative	922,821	917,182
Other interest expense	112,000	261,453
Total operating expenses	4,417,011	4,323,761
Income Before Provision for Income Taxes	136,934	1,456,479
Provision for Income Taxes:
Current	49,981	106,813
Deferred	—	424,802
Total provision for income taxes	49,981	531,615
Net Income	$86,953	$924,864

Basic and Diluted Net Income per Common Share	$0.02	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended July 31, 2005

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Total
Balance at April 30, 2005	$5,584	$18,754,608	$11,198,788	$(4,467,312)	$25,491,668
Net income	—	—	924,864	—	924,864
Balance at July 31, 2005	$5,584	$18,754,608	$12,123,652	$(4,467,312)	$26,416,532

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2004 and 2005

(Unaudited)

	2004	2005

Cash Flows From Operating Activities:
Net income	$86,953	$924,864
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	1,002,154	1,113,344
Provision for credit losses	2,442,105	1,651,411
(Increase) decrease in:
Accrued interest receivable	113,251	(585,058)
Restricted cash	746,524	(2,274,247)
Deferred financing costs and other assets	(153,978)	(131,147)
Funds held under reinsurance agreement	(195,168)	(726,063)
Current income tax receivable	—	5,233
Interest rate derivative positions	(115,344)	(56,144)
Increase (decrease) in:
Accounts payable and accrued liabilities	138,430	(47,156)
Deferred income taxes payable	—	424,802
Current income taxes payable	22,822	83,201
Net cash provided by operating activities	4,087,749	383,040
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(29,210,448)	(81,479,948)
Principal payments from Receivables Held for Investment	24,158,794	27,762,372
Principal payments from Receivables Acquired for Investment	198,158	99,210
Payments received on Assets Held for Sale	1,651,565	1,521,165
Sale (purchase) of furniture and equipment	125,097	(173,251)
Net cash used in investing activities	(3,076,834)	(52,270,452)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	32,703,706	121,217,801
Term notes	—	175,493,000
Working capital facility	—	1,276,493
Principal payments made on—
Warehouse credit facilities	(13,739,434)	(219,816,215)
Term notes	(21,751,667)	(28,337,585)
Working capital facility	(1,600)	—
Net cash (used in) provided by financing activities	(2,788,995)	49,833,494
Decrease in Cash and Short-Term Investments	(1,778,080)	(2,053,918)
Cash and Short-Term Investments at Beginning of Period	2,018,490	2,413,738
Cash and Short-Term Investments at End of Period	$240,410	$359,820
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$1,543,921	$2,758,370
Income taxes	—	18,379

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of July 31, 2005, approximately 32% and 17% of receivables held for investment had been originated in Texas and Georgia, respectively. The Company currently operates in 28 states.

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

In total, at July 31, 2005, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $460 million.

2.                Interim Financial Information

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of July 31, 2005, the Company does not have any entities under FIN 46 as amended by Interpretation 46R.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of July 31, 2005, and the results of its operations for the three months ended July 31, 2005 and 2004, and its cash flows for the three months ended July 31, 2005 and 2004.

The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K filed July 29, 2005.

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

Other Income.  Other Income consists of income received from servicing activities, other finance charges and fees, income from investments, reinvestment revenue, income earned from the sale of GAP insurance and extended service contracts, and unrealized loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment.

Income from the sale of GAP insurance and extended service contracts is recognized when sold as the Company has no further obligation after the sale.  Unrealized loss on interest rate derivatives is recognized when incurred.

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

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan on a date which is six months prior to the reporting date, to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  During the quarter ended April 30, 2005, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, they are reported in earnings in the period they become known.

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

	For the Three Months Ended July 31,
	2004	2005
Net Income as reported	$86,953	$924,864
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(36,339)	(46,248)
Pro Forma Net Income	$50,614	$878,616

Basic and Diluted Net Income per Common Share, as reported	$0.02	$0.21
Basic and Diluted Net Income per Common Share, pro forma	$0.01	$0.20

Reclassifications. Certain reclassifications have been made to the fiscal 2004 amounts to conform with the fiscal 2005 presentation.

3.     Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2005 and July 31, 2005:

	April 30, 2005	July 31, 2005
Receivables	$244,940,526	$292,825,928
Unamortized premium and deferred fees (1)	6,285,004	8,355,393
Allowance for credit losses	(2,248,599)	(2,192,778)
Net receivables	$248,976,931	$298,988,543

(1)  Includes premium and discounts paid to dealer plus deferred acquisition cost.

Activity in the allowance for credit losses for the periods ended July 31, 2004 and 2005 was as follows:

	For the Three Months Ended July 31,
	2004	2005
Balance, beginning of period	$2,199,386	$2,248,599
Provision for credit losses	2,442,105	1,651,411
Charge-offs, net of recoveries	(2,439,429)	(1,707,232)
Balance, end of period	$2,202,062	$2,192,778

4.            Receivables Acquired for Investment

Receivables Acquired for Investment comprise loans previously originated by Auto Lenders Acceptance Corporation and other third parties.  Loans originated by Auto Lenders Acceptance Corporation include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through one of the Company’s credit facilities.  Receivables Acquired for

Investment previously originated by Auto Lenders Acceptance Corporation were purchased at a discount relating to credit quality.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables.  Therefore, under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment will be accounted for under the cost-recovery method beginning September 30, 2003.  Under this method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were $607,894 and $514,109 as of April 30, 2005 and July 31, 2005, respectively.

On September 30, 2003 the Company purchased $9.4 million of defaulted auto loan receivables from an unrelated third party.  The remaining balances of these loans of $33,329 and $27,904 are included in Receivables Acquired for Investment on the balance sheet as of April 30, 2005 and July 31, 2005 respectively, and are accounted for using the cost-recovery method.  The Company may, from time to time, consider similar acquisitions in the future.

5.              Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005.  In November, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  In May, 2005, the Company issued $175 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 2.8% and 4.0% for the periods ended July 31, 2004 and 2005, respectively.

Warehouse Facilities as of July 31, 2005

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At July 31, 2005
FIARC	$150,000,000	$37,626,450	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	3.40%
FIRC	$50,000,000	$35,337,289	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	3.98%

Warehouse Facilities – Credit Enhancement as of July 31, 2005

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during the three months ended July 31, 2005 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.0% of the principal amount of the receivables originated during the three months ended July 31, 2005. Aggregate premiums paid for ALPI coverage alone during the three months ended July 31, 2004 and 2005 were $714,470 and $1,205,747 respectively, and accounted for 2.6% and 1.5% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of July 31, 2005, the Insurance Subsidiary had capital and surplus of $2,744,149 and unencumbered cash reserves of $1,463,193 in addition to the $3,336,450 trust account.

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

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until February 15, 2006.  On June 15, 2004, the FIRC facility was extended to $65 million, and reverted back to $50 million on September 13, 2004.  As of July 31, 2004 and 2005, there was $52.5 and $35.3 million, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 15, 2006.  As of July 31, 2004 and 2005, there was $9.2 and $37.6 million, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Note as of July 31, 2005.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$60,377,975	2.58%
2005-A Class 1	May 5, 2005	$69,000,000	December 17, 2007	$50,334,951	3.57%
2005-A Class 2	May 5, 2005	$106,493,000	July 16, 2012	$106,493,000	4.23%

Credit enhancement on the Term Note is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  On February 28, 2005, the Company notified the note holders of the 2002-A securitization of its intent to exercise its prepayment call provision.  This call provision was completed effective March 15, 2005, and therefore there was no outstanding balance as of July 31, 2005 and April 30, 2005.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2005, and July 31, 2005, the outstanding principal balances on the 2003-A term notes were $70,050,511 and $60,377,975, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued $5,427,619 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57%

and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term Notes is December 17, 2007 and July 16, 2012, respectively.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of July 31, 2005, the outstanding principal balances on the 2005-A Term notes were $156,827,951.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.   The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus a 1.5% program fee to LIBOR plus a 2.25% program fee.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstanding balances under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  As of April 30, 2005 and July 31, 2005, there was $10,500,000 and $11,776,493, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2.5 million outstanding under these facilities as of April 30, 2005 and July 31, 2005, respectively.  For the three months ended July 31, 2004 and July 31, 2005, the Company recorded interest expense under these facilities of $0 and $63,014.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at July 31, 2005.

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

On July 18, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into an interest rate cap transaction, with a strike rate of 6%.  The aggregate initial notional amount of the cap was $18,803,810 which amortizes over six years.  The Company paid $58,826 in premium to purchase this cap.  The interest rate cap was not designated as a hedge, and accordingly, changes in the fair value of the interest rate cap is recorded as an unrealized loss and is reflected in net income.  During the three months ended July 31, 2005, the Company recorded an unrealized loss of $2,682 that is included as a separate caption of other income.

During fiscal year 2005, as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions, with strike rates between 5% and 6%.  The aggregate initial notional amount of the caps was $126,086,843 which amortized over six years.  The Company paid an aggregate of $1,213,097 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps were recorded as unrealized gains or losses and reflected in net income.  On April 28, 2005, the Company terminated all interest rate caps outstanding in exchange for proceeds of $840,000.  The caps were terminated following the repayment of all balances outstanding under the FIARC facility prior to the issuance of the 2005-A term notes.  As a result, a realized loss of $373,097 was incurred relative to the aggregate market value of the interest rate caps.

6.     Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended July 31, 2004 and 2005, are as follows:

	For the Three Months Ended July 31,
	2004	2005
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	5,000,269	4,411,693
Effect of dilutive stock options and warrants	147,989	81,896
Weighted average shares outstanding for diluted earnings per share	5,148,258	4,493,589

For the three months ended July 31, 2004 and 2005, the Company had 93,500 and 437,000 respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  For the three months ended July 31, 2004 and 2005, the Company recognized $263,087 and $161,464 respectively of servicing revenue, $27,473 and $27,473 of interest income respectively, and $193,706 and $125,958 respectively of equity in the income from investment in FARC.  For the three months ended July 31, 2005, the equity investment in FARC of $968,327 and junior mezzanine debt of $716,675 are included in Deferred Financing Costs and Other Assets on the balance sheet.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment - a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method.

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

9.     Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of July 31, 2005, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2005 and July 31, 2005, a total of 360,500 and 334,500, respectively, options had been issued and remained outstanding. This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan).  The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.  On September 8, 2005, 102,500 options were issued under the 2005 Plan, leaving 97,500 options remaining.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.  The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  A total of 500,000 shares of common stock are available for issuance.  Option types will be automatic and discretionary.  Automatic grants of 20,000 shares for each non-employee director, or 100,000 shares total, were approved in September 2002.  Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2005 and July 31, 2005, a total of 390,000 and 490,000, respectively, options had been issued under the plan, leaving a remaining 110,000 and 10,000, respectively, available for issuance.  In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Stock Option Plan.

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

Receivables Held for Investment.  Receivables Held for Investment represents the aggregate outstanding balance of installment sales contracts and promissory notes originated by the Company through its automobile dealer relationships or directly with consumers, which includes the amortization of premiums or discounts associated with the loan originations.  The Company accrues interest income monthly using the effective interest method.  When a receivable becomes 90 days past due, the income accrual is suspended until the payments become current. When a loan is charged off or the collateral is repossessed, the remaining income accrual is written off.

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

Advertising Costs.  The Company expenses advertising costs as incurred.

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

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan on a date which is six months prior to the reporting date, to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  During quarter ended April 30, 2005, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  Despite the increase in allowance associated with the higher delinquency loans and bankrupt accounts, the total allowance for loan losses decreased during the period as a percentage of Receivables Held for Investment due to improving overall delinquency trends and lower repossession and loss rates.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

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

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the Three Months Ended July 31,
	2004	2005
Receivables Held for Investment:
Number	16,226	19,085
Principal balance	$207,742	$292,826
Average principal balance of receivables outstanding during the three-month period	$206,950	$268,242
Receivables Acquired for Investment:
Number	654	654
Principal balance	$992	$542
Other Servicing:
Number	17,363	12,898
Principal balance	$257,164	$167,110
Total Managed Receivables Portfolio:
Number	34,243	32,637
Principal balance	$465,898	$460,478
Average principal balance of receivables outstanding during the three-month period	$478,580	$449,239

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended July 31,
	2004	2005
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	13.4%	12.7%
Average cost of debt (2)	3.4%	4.4%
Net interest spread (3)	10.0%	8.3%
Net interest margin (4)	10.0%	8.3%

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

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $5.5 million for the three months ended July 31, 2005, an increase of 7% when compared to amounts reported for the three months ended July 31, 2004.

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

	Three Months Ended July 31, 2004 to 2005
	Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Increase (Decrease)

Receivables Held for Investment:
Interest income	$2,059	$(513)	$1,546
Interest expense	539	645	$1,184
Net interest income	$1,520	$(1,158)	$362

Results of Operations

Three Months Ended July 31, 2005 and 2004 (dollars in thousands)

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

Executive Summary.  Net income for the three months ended July 31, 2005 was $925 compared to $87 for year the three months ended July 31, 2004.  Basic and diluted earnings per common share were $0.21 and $0.02 for the three months ended July 31, 2005 and July 31, 2004, respectively.  The increase in net income for the three months ended July 31, 2005 compared to July 31, 2004 is due to several factors including (i) an increase in the average balance of Receivables Held for Investment, (ii) an increase in insurance product sales, (iii) an increase in other interest income due to higher average cash balances, (iv) marketing revenue that was not present in 2004 and (v) a decrease in the unrealized loss on interest rate derivatives for the three months ended July 31, 2005 as compared to July 31, 2004.  This is partially offset by (i) a decline in loan servicing income, (ii) a decline in net interest spread and (iii) the termination of an agreement to originate loans for a third party.

Interest Income. Interest income for the three months ended July 31, 2005 increased to $8,498 compared to $6,952 for the three months ended July 31, 2004.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment increased 22% for the three months ended July 31, 2005 compared to the three months ended July 31, 2004.  The increase in interest income for the three months ended July 31, 2005 is primarily due to a 30% increase in the average portfolio outstanding for the period ended July 31, 2005 compared the period ended July 31, 2004 partially offset by a decrease of 77 basis points in the weighted average interest rate on the performing portfolio.

Interest Expense. Interest expense for the three months ended July 31, 2005 increased to $2,960 compared to $1,777 for the three months ended July 31, 2004. Interest expense on Receivables Held for Investment increased 67% for the three months ended July 31, 2005.  The increase in interest expense is primarily due to (i) the average debt outstanding, which included a $30 million prefunding account related to the 2005-A securitization, increased $62,521 or 30% for the three months ended July 31, 2005, compared to the three months ended July 31, 2004 as a result of a 30% increase in the average portfolio of Receivables Held for Investment, (ii) the Company’s decision to lock in interest rates on $175 million of debt in May 2005 through the issuance of Term Notes to minimize the risk of future interest rate increases as longer term fixed rate Term Notes typically carry higher interest rates than shorter term floating rate debt and (iii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve System.  The combined effects of the Company’s decision to lock in interest on $175 million of debt and the increase in overall market interest rates, resulted in a 96 basis point increase in the average interest rate for the three months ended July 31, 2005, as compared to the three months ended July 31, 2004.

Provision for Credit Losses. The provision for credit losses for the three months ended July 31, 2005 decreased to $1,651 as compared to $2,442 for the three months ended July 31, 2004. The decrease in provision for credit losses is primarily due to (i) improving economic trends (ii) a change in the portfolio mix to loans originated directly to the customer, which typically have a lower loss frequency and (iii) the increase in recovery rates on repossessions and general defaults.

Net charge-offs for the three months ended July 31, 2005 decreased to $1,707 compared to $2,439 for the three months ended July 31, 2004.  The decrease in net charge-offs for the three months ended July 31, 2005 is primarily due to (i) a decrease in loss frequency and severity from repossessions and (iii) an increase in recoveries from defaulted loans.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200 million of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276 million of installment loan receivables for unrelated third parties.  Servicing revenue decreased to $578 for the three months ended July 31, 2005 compared to $970 for three months ended July 31, 2004.  The decrease in servicing revenue for the three months ended July 31, 2005 is due to the liquidation of serviced receivables during the quarter.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Late and Loan Related Fees.  Late and loan related fees increased to $508 for the three months ended July 31, 2005, compared to $399 for the three months ended July 31, 2004.  The increase is attributable to (i) increased collections and payments allocated to late fees and other income as a result of changes made to the methodology under which the Company allocated cash received to interest, uncollected fees and principal and (ii) increased assessment and collection of fees due to a 30% increase in the average portfolio of Receivables Held for Investment.  Income derived from late fees and collection activities are recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.  Late and loan related fees are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business.

Insurance Products.  Insurance Products revenue increased to $291 for the three months ended July 31, 2005, compared to $141 for the three months ended July 31, 2004.  The increase is attributable to (i) an increase of 30% in the average portfolio of Receivables Held for Investment and (ii) increased penetration rates on insurance products.  Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Other Interest Income.  Other interest income increased to $250 for the three months ended July 31, 2005, compared to $74 for the three months ended July 31, 2004.  The increase is attributable to (i) an increase in the average cash on hand balance due to increased collections as a result of a 30% increase in the average portfolio of Receivables Held for Investment and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve System.

Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  An unrealized loss of $3 for the three months ended July 31, 2005, compared to an unrealized loss of $68 for the three months ended July 31, 2004 are principally due to changes in the fair value of the Company’s derivative position due to a significant decrease in the volume of derivative positions between the periods.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $2,541 for the three months ended July 31, 2005, compared to $2,063 for the three months ended July 31, 2004.  The increase is primarily due to an increase in staff due to a 179% increase in loan originations.  This is partially offset by a decrease in staff associated with a decrease in the Company’s serviced portfolio.

Operating Expenses. Operating Expenses decreased to $603 for the three months ended July 31, 2005, compared to $1,319 for the three months ended July 31, 2004.  Expenses characterized as operating expenses are generally variable in nature and are typically dependent on a number of factors including origination volume, the outstanding balance of the managed portfolio, credit quality and operating efficiency levels.  The decrease was primarily due to an increase in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs.  Although expenses increased during the period, the Company was able to capitalize a higher level of these expenses due to the significant increase in origination volume and increased efficiency in its loan origination functions.  The decline in operating expenses was also positively impacted by lower collection-related costs as a result of improving credit quality.

General and Administrative. General and administrative expenses decreased to $917 for the three months ended July 31, 2005, compared to $923 for the three months ended July 31, 2004.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense increased to $261 for the three months ended July 31, 2005, compared to $112 for the three months ended July 31, 2004. The increase was primarily due to (i) a 12% increase in the average outstanding borrowings on the Company’s working capital line and (ii) the related party note having an average outstanding balance of $2,500 for the three months ended July 31, 2005, as compared to an average outstanding balance of $0 for the three months ended July 31, 2004.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $81.5 million of receivables to be held for investment for the three months ended July 31, 2005 compared to $29.2 million for the three months ended July 31, 2004.

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

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $35.7 million during the three months ended July 31, 2005, and $31.2 million during the three months ended July 31, 2004.  Such cash flow funds were used to repay amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense, and servicing and custodial fees.  During the three months ended July 31, 2005, the Company required net cash of $45.8 million as compared to net proceeds of $2.0 million for the three months ended July 31, 2004, as the receivables originated exceeded portfolio collections in 2005 as compared to collections exceeding originations in 2004.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of July 31, 2005, the Company had $127 million of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the credit facilities.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.  At July 31, 2005 and 2004, the Company’s unencumbered cash was $359,820 and $240,410 respectively.  The increase in available cash is primarily due to a decrease in operating expenses coupled with an increase in revenues due to a 30% increase in the average portfolio of Receivables Held for Investment.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

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

Financing Arrangements. The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005.  In November, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  In May, 2005, the Company issued $175 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 2.8% and 4.0% for the periods ended July 31, 2004 and 2005, respectively.

Warehouse Facilities as of July 31, 2005

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At July 31, 2005
FIARC	$150,000,000	$37,626,450	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	3.40%
FIRC	$50,000,000	$35,337,289	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	3.98%

Warehouse Facilities – Credit Enhancement as of July 31, 2005

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during the three months ended July 31, 2005 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.0% of the principal amount of the receivables originated during the three months ended July 31, 2005. Aggregate premiums paid for ALPI coverage alone during the three months ended July 31, 2004 and 2005 were $714,470 and $1,205,747 respectively, and accounted for 2.6% and 1.5% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of July 31, 2005, the Insurance Subsidiary had capital and surplus of $2,744,149 and unencumbered cash reserves of $1,463,193 in addition to the $3,336,450 trust account.

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

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until February 15, 2006.  On June 15, 2004, the FIRC facility was extended to $65 million, and reverted back to $50 million on September 13, 2004.  As of July 31, 2004 and 2005, there was $52.5 and $35.3 million, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 15, 2006.  As of July 31, 2004 and 2005, there was $9.2 and $37.6 million, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Note as of July 31, 2005.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$60,377,975	2.58%
2005-A Class 1	May 5, 2005	$69,000,000	December 17, 2007	$50,334,951	3.57%
2005-A Class 2	May 5, 2005	$106,493,000	July 16, 2012	$106,493,000	4.23%

Credit enhancement on the Term Note is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secure the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which will serve as a portion of the credit enhancement for the transaction. The Class A Term Notes bear interest at 3.46% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes is December 15, 2008.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  On February 28, 2005, the Company notified the note holders of the 2002-A securitization of its intent to exercise its prepayment call provision.  This call provision was completed effective March 15, 2005, and therefore there was no outstanding balance as of July 31, 2005 and April 30, 2005.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2005, and July 31, 2005, the outstanding principal balances on the 2003-A term notes were $70,050,511 and $60,377,975, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued $5,427,619 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term Notes is December 17, 2007 and July 16, 2012, respectively.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of July 31, 2005, the outstanding principal balances on the 2005-A Term notes were $156,827,951.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus a 1.5% program fee to LIBOR plus a 2.25% program fee.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstanding balances under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  As of April 30, 2005 and July 31, 2005, there was $10,500,000 and $11,776,493, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  On December 6, 2004, the original $2.5 million shareholder loan was replaced with a

$2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2.5 million outstanding under these facilities as of April 30, 2005 and July 31, 2005, respectively.  For the three months ended July 31, 2004 and July 31, 2005, the Company recorded interest expense under these facilities of $0 and $63,014.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial covenants governing these financing arrangements at July 31, 2005.

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

On July 18, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into an interest rate cap transaction, with a strike rate of 6%.  The aggregate initial notional amount of the cap was $18,803,810 which amortizes over six years.  The Company paid $58,826 in premium to purchase this cap.  The interest rate cap was not designated as a hedge, and accordingly, changes in the fair value of the interest rate cap is recorded as an unrealized loss and is reflected in net income.  During the three months ended July 31, 2005, the Company recorded an unrealized loss of $2,682 that is included as a separate caption of other income.

During fiscal year 2005, as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions, with strike rates between 5% and 6%.  The aggregate initial notional amount of the caps was $126,086,843 which amortized over six years.  The Company paid an aggregate of $1,213,097 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps were recorded as unrealized gains or losses and reflected in net income.  On April 28, 2005, the Company terminated all interest rate caps outstanding in exchange for proceeds of $840,000.  The caps were terminated following the repayment of all balances outstanding under the FIARC facility prior to the issuance of the 2005-A term notes.  As a result, a realized loss of $373,097 was incurred relative to the aggregate market value of the interest rate caps.

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,192,778 as of July 31, 2005 and $2,248,599 as of April 30, 2005 as a percentage of Receivables Held for Investment of $292,825,928 as of July 31, 2005 and $244,940,526 as of April 30, 2005 was 0.7% and 0.9%, respectively.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $1,651,411 and $2,442,105 have been recorded for the three months ended July 31, 2005 and July 31, 2004, respectively.

The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.  SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  During the quarter ended April 30, 2005, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  Despite the increase in allowance associated with the higher delinquency loans and bankrupt accounts, the total allowance for loan losses decreased during the period as a percentage of Receivables Held for Investment due to improving overall delinquency trends and lower repossession and loss rates.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	For the three months ended July 31,
	2004		2005
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	318	$2,753	130	$1,003
60 - 89 days	78	669	36	297
90 days or more	211	2,167	51	367
Total delinquencies	607	$5,589	217	$1,667
Total delinquencies as a percentage of outstanding receivables	3.7%	2.7%	1.1%	0.6%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		4.7%		2.5%

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

As of July 31, 2005, there were 318 accounts totaling $3,297,434 that were in bankruptcy status and were more than 30 days past due.  As of July 31, 2004, there were 519 accounts totaling $4,793,472 that were in bankruptcy status and were more than 30 days past due.  As of July 31, 2005 and 2004, 88% and 93%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment - a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method.

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

As of July 31, 2005, the Company had $84.7 million of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $0.6 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of July 31, 2004, the Company had $70.4 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $0.4 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

ITEM 4.          CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Form 8-K filed July 15, 2005, press release announcing fiscal year end April 30, 2005 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: September 8, 2005	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: September 8, 2005	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer