Form 10-Q/A
period 2005-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2005-09-14
CIK 948034

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

Signatures

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (this “Amendment) amends the Quarterly Report on Form 10-Q for the period ended July 31, 2005, as originally filed by First Investors Financial Services Group, Inc. on September 13, 2005 (the “Original Filing”), solely for the purpose of revising Part II, Item 6, Exhibits and Reports on Form 8-K to revise all certifications to reflect the correct form 10-Q and period ended July 31, 2005.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the Original Filing.

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

First Investors Financial Services Group, Inc.
(Registrant)

Date: September 14, 2005	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: September 14, 2005	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer