Form 10-Q
period 2005-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2005-12-14
CIK 948034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-26686

First Investors Financial Services Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Texas	76-0465087
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

675 Bering Drive, Suite 710
Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At December 8, 2005
Common Stock-$.001 Par Value	4,451,693

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

October 31, 2005

TABLE OF CONTENTS

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Condensed Balance Sheets as of April 30, 2005 and October 31, 2005

Consolidated Condensed Statements of Income for the Three Months and Six Months Ended October 31, 2004 and 2005

Consolidated Condensed Statement of Shareholders’ Equity for the Six Months Ended October 31, 2005

Consolidated Condensed Statements of Cash Flows for the Six Months Ended October 31, 2004 and 2005

Notes to Unaudited Consolidated Condensed Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 4.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — APRIL 30, 2005 AND OCTOBER 31, 2005

	April 30, 2005	October 31, 2005
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$248,976,931	$331,163,075
Receivables Acquired for Investment, net	641,223	380,062
Cash and Short-Term Investments	2,413,738	4,279,540
Restricted Cash	19,096,858	27,434,240
Accrued Interest Receivable	2,239,798	2,793,856
Assets Held for Sale	942,774	1,076,982
Other Assets:
Funds held under reinsurance agreement	4,174,814	4,806,403
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $2,684,543 and $2,787,380	5,019,030	5,270,214
Current income taxes receivable	5,233	—
Interest rate derivative positions	—	332,231
Total assets	$283,510,399	$377,536,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$171,562,153	$138,980,091
Term notes	70,050,511	189,745,895
Working capital facility	10,500,000	14,116,210
Related Party Note	2,500,000	2,500,000
Other Liabilities:
Accounts payable and accrued liabilities	2,495,260	3,021,965
Current income taxes payable	—	295,013
Deferred income taxes payable	910,807	1,550,923
Total liabilities	258,018,731	350,210,097

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,583,669 and 5,623,669 issued; 4,411,693 and 4,451,693 outstanding	5,584	5,624
Additional paid-in capital	18,754,608	18,899,902
Retained earnings	11,198,788	12,888,292
Less, treasury stock, at cost, 1,171,976 shares	(4,467,312)	(4,467,312)
Total shareholders’ equity	25,491,668	27,326,506
Total liabilities and shareholders’ equity	$283,510,399	$377,536,603

The accompanying notes are an integral part of these consolidated condensed financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the Three Months and Six Months Ended October 31, 2004 and 2005
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2004	2005	2004	2005

Interest Income	$7,001,225	$9,914,714	$13,953,404	$18,412,720
Interest Expense	1,828,779	3,476,266	3,605,552	6,436,413
Net interest income	5,172,446	6,438,448	10,347,852	11,976,307
Provision for Credit Losses	2,442,406	2,064,817	4,884,511	3,716,228
Net Interest Income After Provision for Credit Losses	2,730,040	4,373,631	5,463,341	8,260,079
Other Income:
Servicing revenue	905,409	494,811	1,875,364	1,073,037
Other finance charges and fees	834,439	597,868	1,233,634	1,106,120
Insurance products	190,502	262,929	331,931	553,581
Income from investment	176,522	111,236	370,228	237,194
Other interest income	91,834	283,651	165,966	533,215
Other income	221,017	242,199	330,901	386,021
Unrealized (loss)/gain on interest rate derivative positions	(170,097)	23,057	(237,754)	20,375
Total other income	2,249,626	2,015,751	4,070,270	3,909,543
Operating Expenses:
Salaries and benefits	2,215,196	2,661,055	4,278,641	5,202,856
Operating expense	1,365,338	1,124,014	2,684,083	1,727,338
General and administrative	936,232	1,096,522	1,859,053	2,013,704
Other interest expense	122,632	303,546	234,632	565,000
Total operating expenses	4,639,398	5,185,137	9,056,409	9,508,898
Income Before Provision for Income Taxes	340,268	1,204,245	477,202	2,660,724
Provision (Benefit) for Income Taxes:
Current	326,252	224,291	376,233	331,104
Deferred	(202,054)	215,314	(202,054)	640,116
Total provision for income taxes	124,198	439,605	174,179	971,220
Net Income	$216,070	$764,640	$303,023	$1,689,504

Basic Net Income per Common Share	$0.04	$0.17	$0.06	$0.38
Diluted Net Income per Common Share	$0.04	$0.17	$0.06	$0.37

The accompanying notes are an integral part of these consolidated condensed financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended October 31, 2005

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Total
Balance at April 30, 2005	$5,584	$18,754,608	$11,198,788	$(4,467,312)	$25,491,668
Net income	—	—	1,689,504	—	1,689,504
Exercise of stock options	40	145,294	—	—	145,334
Balance at October 31, 2005	$5,624	$18,899,902	$12,888,292	$(4,467,312)	$27,326,506

The accompanying notes are an integral part of this consolidated condensed financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2004 and 2005

(Unaudited)

	2004	2005

Cash Flows From Operating Activities:
Net income	$303,023	$1,689,504
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	2,000,025	2,331,025
Provision for credit losses	4,884,511	3,716,228
(Increase) decrease in:
Accrued interest receivable	(34,962)	(554,057)
Restricted cash	(2,193,873)	(8,337,383)
Deferred financing costs and other assets	(484,754)	(567,331)
Funds held under reinsurance agreement	(480,614)	(631,589)
Current income tax receivable	8,212	5,233
Interest rate derivative positions	(438,246)	(332,231)
Increase (decrease) in:
Accounts payable and accrued liabilities	909,081	526,707
Deferred income taxes payable	(202,054)	295,013
Current income taxes payable	333,713	640,116
Net cash provided by (used in) operating activities	4,604,062	(1,218,765)
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(67,201,988)	(148,341,251)
Payments received from investment	—	93,994
Principal payments from Receivables Held for Investment	47,201,002	57,753,028
Principal payments from Receivables Acquired for Investment	371,036	261,161
Payments received on Assets Held for Sale	3,143,316	2,889,204
Purchase of furniture and equipment	(54,401)	(446,434)
Net cash used in investing activities	(16,541,035)	(87,790,298)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	121,887,990	258,104,987
Term notes	—	175,493,000
Working capital facility	543,863	3,616,210
Principal payments made on—
Warehouse credit facilities	(68,706,353)	(290,687,050)
Term notes	(43,011,983)	(55,797,616)
Working capital facility	(305,006)	—
Proceeds from issuance of common stock	—	145,334
Treasury stock purchased	(3,913)	—
Net cash provided by financing activities	10,404,598	90,874,865
(Decrease) Increase in Cash and Short-Term Investments	(1,532,375)	1,865,802
Cash and Short-Term Investments at Beginning of Period	2,018,490	2,413,738
Cash and Short-Term Investments at End of Period	$486,115	$4,279,540
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$3,092,784	$5,774,356
Income taxes	33,963	31,932

The accompanying notes are an integral part of these consolidated condensed financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

October 31, 2005

1.              The Company

Organization.  First Investors Financial Services Group, Inc. (First Investors) was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS’s wholly-owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), First Investors Servicing Corporation (FISC), formerly known as Auto Lenders Acceptance Corporation (ALAC), FIFS Acquisition Funding Corp. LLC, Farragut Financial Corporation, and First Investors Auto Funding Corporation. First Investors, together with its wholly-owned and majority-owned subsidiaries, is hereinafter referred to as the Company.

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of October 31, 2005, approximately 32% and 16% of receivables held for investment had been originated in Texas and Georgia, respectively. The Company currently operates in 28 states.

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

In total, at October 31, 2005, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $467 million.

2.                Interim Financial Information

Basis of Presentation.  The consolidated condensed financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of October 31, 2005, the Company does not have any variable interest entities under which FIN 46 as amended by Interpretation 46R would apply.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of October 31, 2005, and the results of its operations for the three and six months ended October 31, 2004 and 2005, and its cash flows for the six months ended October 31, 2004 and 2005.

The consolidated condensed financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated condensed financial statements included in the Company’s 2005 Annual Report on Form 10-K filed July 29, 2005.

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

Other Income.  Other Income consists of income received from servicing activities, other finance charges and fees, income from investments, reinvestment revenue, income earned from the sale of GAP insurance and extended service contracts, and unrealized gain or loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment.  Income from the sale of GAP insurance and extended service contracts is recognized when sold as the Company has no further obligation after the sale.  Unrealized gain or loss on interest rate derivatives is recognized when incurred.

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.   SFAS No. 114, Accounting for Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they comprise a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company initiates efforts to make customer contact as early as when the customer is one day past due and become more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs at 60 to 90 days after the loan becomes past due.  Upon repossession, the uncollectible portion of the loan and 100% of accrued interest is written off.  The fair value of the collateral is recorded as an Assets Held for Sale.  Fair value is determined by estimating the proceeds from the sale of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses.  After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the proceeds received.  In the event the collateral cannot be located or if the customer refuses to pay and is not subject to bankruptcy court protection, the Company will write off the entire balance of the loan once it reaches 180 days past due.  If the customer is subject to bankruptcy court protection, the loan generally remains in bankruptcy status as long as payments are being received from the trustee.  If a payment is missed, the Company seeks to repossess the collateral with approval of the court.  If the customer is dismissed from bankruptcy, the Company resumes collection efforts.

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan on a date which is six months prior to the reporting date, to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  Effective the quarter ended April 30, 2005, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, they are reported in earnings in the period they become known.

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

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2004	2005	2004	2005
Net Income, as reported	$216,070	$764,640	$303,023	$1,689,504
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	44,942	56,739	80,710	102,987
Pro Forma Net Income	$171,128	$707,901	$222,313	$1,586,517

Basic Net Income per Common Share, as reported	$0.04	$0.17	$0.06	$0.38
Diluted Net Income per Common Share, as reported	$0.04	$0.17	$0.06	$0.37
Basic Net Income per Common Share, pro forma	$0.03	$0.16	$0.04	$0.35
Diluted Net Income per Common Share, pro forma	$0.03	$0.15	$0.04	$0.34

Reclassifications. Certain reclassifications have been made to the fiscal 2005 amounts to conform with the fiscal 2006 presentation.

3.       Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2005 and October 31, 2005:

	April 30, 2005	October 31, 2005
Receivables	$244,940,526	$323,845,032
Unamortized premium and deferred fees (1)	6,285,004	9,577,061
Allowance for credit losses	(2,248,599)	(2,259,018)
Net receivables	$248,976,931	$331,163,075

    (1)  Includes premium and discounts paid to dealer plus deferred acquisition cost.

Activity in the allowance for credit losses for the periods ended October 31, 2004 and 2005 was as follows:

	For the Six Months Ended October 31,
	2004	2005
Balance, beginning of period	$2,199,386	$2,248,599
Provision for credit losses	4,884,511	3,716,228
Charge-offs, net of recoveries	(4,772,857)	(3,705,809)
Balance, end of period	$2,311,040	$2,259,018

4.              Receivables Acquired for Investment

Receivables Acquired for Investment comprise loans previously originated by Auto Lenders Acceptance Corporation and another third party.  Loans originated by Auto Lenders Acceptance Corporation include a portfolio of warehouse loans and a portfolio of loans that were previously securitized.  The securitized loans were subsequently redeemed and funded through one of the Company’s credit facilities.  Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were purchased at a discount relating to credit quality.  As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors.  Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables.  Therefore, under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment will be accounted for under the cost-recovery method beginning September 30, 2003.  Under the cost recovery method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets.  Cash collected in excess of this cost basis is recognized as income when received. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were $607,894 and $358,741 as of April 30, 2005 and October 31, 2005, respectively.

On September 30, 2003 the Company purchased $9.4 million of defaulted auto loan receivables from an unrelated third party.  The remaining balances of these loans of $33,329 and $21,321 are included in Receivables Acquired for Investment on the balance sheet as of April 30, 2005 and October 31, 2005 respectively, and are accounted for using the cost-recovery method.  The Company may, from time to time, consider similar acquisitions in the future.

5.              Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005.  In November, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  In May, 2005, the Company issued $175 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 3.5% and 4.3% for the periods ended October 31, 2004 and 2005, respectively.

Warehouse Facilities as of October 31, 2005

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At October 31, 2005
FIARC	$150,000,000	$95,354,257	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	3.98%

FIRC	$50,000,000	$43,625,834	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	4.39%

Warehouse Facilities – Credit Enhancement as of October 31, 2005

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond

FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during the three months and six months ended October 31, 2005 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.2% of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone were $901,966 and $1,365,819 during the three months ended, and $1,616,436 and $2,571,566 for six months ended, October 31, 2004 and 2005, respectively, and accounted for 2.4% and 2.1% during the three months ended, and 2.4% and 1.8% for the six months ended, October 31, 2004 and 2005, respectively, of the principal amount of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of October 31, 2005, the Insurance Subsidiary had capital and surplus of $2,754,482 and unencumbered cash reserves of $1,610,297 in addition to the $3,364,617 trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	February 15, 2006	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility

FIRC	Wachovia	February 15, 2006	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until February 15, 2006.  On June 15, 2004, the FIRC facility was increased to $65 million, and reverted back to $50 million on September 13, 2004.  As of April 30, 2005 and October 31, 2005, there was $43.6 outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 15, 2006.  As of April 30, 2005 and October 31, 2005, there was $127.9 and $95.4 million, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of October 31, 2005.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$51,201,476	2.58%
2005-A Class 1	May 5, 2005	$69,000,000	December 17, 2007	$32,051,419	3.57%
2005-A Class 2	May 5, 2005	$106,493,000	July 16, 2012	$106,493,000	4.23%

Credit enhancement on the two Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond

2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secured the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which served as a portion of the credit enhancement for the transaction. The Class A Term Notes bore interest at 3.46% and required monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes was December 15, 2008.  The Class B Notes did not bear interest but required principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provided credit enhancement for the Class A Notes.  In the event that certain asset quality covenants were not met, the reserve account target level would increase to 6% of the then current principal balance of the receivables pool.  On February 28, 2005, the Company notified the note holders of the 2002-A securitization of its intent to exercise its prepayment call provision.  This call provision was completed effective March 15, 2005, and therefore there was no outstanding balance as of October 31, 2005 and April 30, 2005.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2005, and October 31, 2005, the outstanding principal balances on the 2003-A term notes were $70,050,511 and $51,201,476, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued $5,427,619 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term Notes is December 17, 2007 and July 16, 2012, respectively.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of October 31, 2005, the outstanding principal balances on the 2005-A Class A-1 and Class A-2 Term notes were $32,051,419 and $106,493,000 respectively.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus a 1.5% program fee to LIBOR plus a 2.25% program fee.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstanding balances under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  As of April 30, 2005 and October 31, 2005, there was $10,500,000 and $14,116,210, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2.5 million outstanding under this facility as of April 30, 2005 and October 31, 2005.  The Company recorded interest expense of $0 and $63,014 for the three months ended, and $0 and $126,027 for the six months ended, October 31, 2004 and 2005, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial and non-financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at October 31, 2005.

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

During the six months ended October 31, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into five interest rate cap transactions, with a strike rate of 6%.  The aggregate initial notional amount of the caps was $98,914,120 which amortizes over six years.  The Company paid $311,856 in premium to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and are reflected in net income.  During the three and six months ended October 31, 2005, the Company recorded unrealized gains of $23,057 and $20,375, respectively, that are included as a separate caption of other income.

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

6.              Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and six months ended October 31, 2004 and 2005, is as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2004	2005	2004	2005
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	4,999,960	4,438,504	5,000,114	4,425,099
Effect of dilutive stock options and warrants	70,766	183,113	109,378	132,504
Weighted average shares outstanding for diluted earnings per share	5,070,726	4,621,617	5,109,492	4,557,603

For the three months ended October 31, 2004 and 2005, the Company had 468,000 and 43,500, respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share.  These were not included in the computation of earnings per share because to do so would have been antidilutive for the period presented.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  The Company recognized servicing revenue of  $237,310 and $139,441 for the three months ended, and $500,492 and $300,905 for the six months ended, October 31, 2004 and 2005, respectively, interest income of $27,472 and $27,413 for the three months ended, and $54,945 and $54,885 for the six months ended, October 31, 2004 and 2005, respectively, and equity in earnings in FARC of $176,522 and $111,236 for the three months ended, and $370,228 and $237,194 for the six months ended, October 31, 2004 and 2005, respectively.  As of April 30, 2005 the equity investment in FARC of $968,327 and junior mezzanine debt of $716,675 and as of October 31, 2005, the equity investment in FARC of $968,327 and junior mezzanine debt of $622,681 are included in Deferred Financing Costs and Other Assets on the balance sheet.

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

9.              Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of October 31, 2005, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2005 and October 31, 2005, a total of 360,500 and 334,500, respectively, options had been issued and remained outstanding. This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan).  The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.  As of October 31, 2005, 102,500 options were issued and outstanding under the 2005 Plan, leaving 97,500 options remaining and available for issuance.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.  The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  A total of 500,000 shares of common stock are available for issuance.  Option grants will be both automatic and discretionary.  Automatic grants of 20,000 shares for each non-employee director, or 100,000 shares total, were approved in September 2002.  Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2005 and October 31, 2005, a total of 390,000 and 490,000, respectively, options had been issued, with 390,000 and 450,000, respectively, options outstanding under the plan, leaving a remaining 110,000 and 10,000, respectively, available for issuance.  In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Stock Option Plan.

10.       Commitments and Contingencies

Litigation.  The Company from time to time becomes involved in various routine legal proceedings which are incidental to the business. Management of the Company vigorously defends such matters. As of October 31, 2005, management believes there are no such legal proceedings that will have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Financial Reporting Release No. 60, which was issued by the Securities and Exchange Commission (“SEC”), requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the consolidated condensed financial statements includes a summary of the significant accounting policies and methods used in the preparation of the Company’s consolidated condensed financial statements.

The preparation of financial statements includes the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of net revenues and expenses during the reporting periods. The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods used in the preparation of the consolidated condensed financial statements.

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

Other Income.  Other Income consists of income received from servicing activities, late fees and other loan-related fees, income from investments, reinvestment revenue, GAP insurance and extended service contracts, and unrealized losses on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment.  Revenue from the sale of GAP insurance and extended service contracts is recognized when sold as the Company has no further obligation after the sale.  Unrealized gains or losses on interest rate derivatives are recognized when incurred.

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

The Company initiates efforts to make customer contact as early as when the customer is one day past due and become more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs at 60 to 90 days after the loan becomes past due.  Upon repossession, the uncollectible portion of the loan and 100% of accrued interest is written off.  The fair value of the collateral is recorded as an Assets Held for Sale.  Fair value is determined by estimating the proceeds from the sale of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses.  After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the proceeds received.  In the event the collateral cannot be located or if the customer refuses to pay and is not subject to bankruptcy court protection, the Company will write off the entire balance of the loan once it reaches 180 days past due.  If the customer is subject to bankruptcy court protection, the loan generally remains in bankruptcy status as long as payments are being received from the trustee.  If a payment is missed, the Company seeks to repossess the collateral with approval of the court.  If the customer is dismissed from bankruptcy, the Company resumes collection efforts.

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan on a date which is six months prior to the reporting date, to the aging loan status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  Effective for the quarter ended April 30, 2005, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  Despite the increase in allowance associated with the higher delinquency loans and bankrupt accounts, the total allowance for loan losses decreased during the period as a percentage of Receivables Held for Investment due to improving overall delinquency trends and lower repossession and loss rates.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

Stock-Based Compensation.  The Company has an employee stock option plan and a non-employee director stock option plan. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to or greater than the fair market value on the date of the grant.

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the Periods Ended October 31,
	2004	2005
Receivables Held for Investment:
Number	16,397	20,523
Principal balance	$218,023	$323,845
Average principal balance of receivables outstanding during the six-month period	$209,670	$288,749
Average principal balance of receivables outstanding during the three-month period	$211,909	$310,276
Receivables Acquired for Investment:
Number	654	303
Principal balance	$819	$380
Other Servicing:
Number	16,223	11,753
Principal balance	$236,399	$143,095
Total Managed Receivables Portfolio:
Number	33,274	32,579
Principal balance	$455,241	$467,330
Average principal balance of receivables outstanding during the six-month period	$469,366	$456,789
Average principal balance of receivables outstanding during the three-month period	$597,541	$465,260

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	13.2%	12.8%	13.3%	12.8%
Average cost of debt (2)	3.5%	4.5%	3.5%	4.5%
Net interest spread (3)	9.7%	8.3%	9.8%	8.3%
Net interest margin (4)	9.8%	8.3%	9.9%	8.3%

(1) Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents effective yield on Receivables Held for Investment less average cost of debt.

(4) Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to finance the receivables. Net interest income was $6.4 million and $12.0 million for the three and six months ended October 31, 2005, respectively, an increase of 24% and 16% when compared to amounts reported for the three and six months ended October 31, 2004, respectively.

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

	Three Months Ended October 31, 2004 to 2005			Six Months Ended October 31, 2004 to 2005
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net	Average Principal Amount	Average Rate	Total Net

Receivables Held for Investment:
Interest income	$3,250	$(336)	$2,914	$5,262	$(803)	$4,459
Interest expense	880	768	1,648	1,404	1,427	2,831
Net interest income	$2,370	$(1,104)	$1,266	$3,858	$(2,230)	$1,628

Results of Operations

Three Months and Six Months Ended October 31, 2005 and 2004 (dollars in thousands, except per share amounts)

Key Factors. The critical factors affecting the Company’s profitability during any period are (i) loan origination volume and the corresponding growth in Receivables Held For Investment; (ii) the level of net interest spread, which is defined as the difference between the effective yield on Receivables Held for Investment and the cost of funds under the Company’s credit facilities and securitizations utilized to finance these receivables; (iii) the level of provision for credit losses; (iv) the amount of income derived from other activities; and (v) the ability of the Company to control operating expenses relative to the total amount of the managed portfolio.

Executive Summary.  Net income for the three and six months ended October 31, 2005 was $765 and $1,690, respectively, compared to $216 and $303 for the three and six months ended October 31, 2004.  Basic and diluted earnings per common share were $0.17 and $0.17, respectively, for the three months ended October 31, 2005 compared to $0.04 and $0.04 for the three months ended October 31, 2004.  Basic and diluted earnings per common share were $0.38 and $0.37, respectively, for the six months ended October 31, 2005 compared to $0.06 and $0.06 for the six months ended October 31, 2004.  The increase in net income for the three and six months ended October 31, 2005 compared to October 31, 2004 is due to (i) an increase in interest income from a 46% increase for the three months ended October 31, 2005 and a 38% increase for the six months ended October 31, 2005 in average Receivables Held for Investment (ii) an increase in other income from insurance products and other interest income and (iii) a gain on interest rate derivative positions for the three and six months ended October 31, 2005 compared to a loss for the three and six months ended October 31, 2004, partially offset by several factors including (i) a decline in effective yields, (ii) an increase in interest expense due to an increase in the average debt outstanding and an increase in the effective rate, (iii) a decline in loan servicing income and (iv) a decline in late fees and other income due to changes made in the methodology of payment allocation during the three and six months ended October 31, 2004, under which the Company allocated cash received to interest, uncollected fees, and principal.

Interest Income. Interest income for the three and six months ended October 31, 2005 increased to $9,915 and $18,413, respectively, compared to $7,001 and $13,953 for the three and six months ended October 31, 2004.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect receivables within Receivables Held for Investment, and the level of prepayments and charge-offs.  Interest income on Receivables Held for Investment increased 42% and 32% for the three and six months ended October 31, 2005, respectively, compared to the three and six months ended October 31, 2004.  The increase in interest income for the three and six months ended October 31, 2005 is due to a 46% and 38% increase in the average portfolio outstanding for the three and six months ended October 31, 2005 compared the three and six months ended October 31, 2004. This is partially offset by a decrease in the weighted average interest rate of 43 basis points for the three months ended, and 56 basis points for the six months, ended October 31, 2005 compared to the three and six months ended October 31, 2004.  This reflects the Company’s increased focus on receivables originated directly to consumers which typically carry lower interest rates.

Interest Expense. Interest expense for the three and six months ended October 31, 2005 increased to $3,476 and $6,436, respectively, compared to $1,828 and $3,606 for the three and six months ended October 31, 2004. Interest expense on borrowings related to Receivables Held for Investment increased 90% and 79% for the three and six months ended October 31, 2005.  The increase in interest expense is primarily due to (i) the average debt outstanding increasing $101,267, or 48%, for the three months ended October 31, 2005 and $81,374, or 39%, for the six months ended October 31, 2005 compared to the three and six months ended October 31, 2004 as a result of a 42% and 32% increase in the average portfolio of Receivables Held for Investment for the three and six months ended October 31, 2005 compared to October 31, 2004 (ii) the Company’s decision to lock in interest rates on $175 million of debt in May 2005 through the issuance of Term Notes to minimize the risk of future interest rate increases as longer term fixed rate Term Notes typically carry higher interest rates than shorter term floating rate debt and (iii) an increase of 98 basis points in the average cost of debt due to an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

Provision for Credit Losses. The provision for credit losses for the three and six months ended October 31, 2005 decreased to $2,065 and $3,716, respectively, as compared to $2,442 and $4,885 for the three and six months ended October 31, 2004. The decrease in provision for credit losses is primarily due to (i) improving economic trends (ii) a change in the portfolio mix resulting in more loans originated directly to the customer, which typically have a lower loss frequency and (iii) a lower delinquency and repossession experience.

Net charge-offs for the three and six months ended October 31, 2005 decreased to $1,998 and $3,706, respectively, compared to $2,333 and $4,773 for the three and six months ended October 31, 2004.  The decrease in net charge-offs for the three and six months ended October 31, 2005 is primarily due to (i) a decrease in loss frequency and severity from repossessions and (ii) an increase in recoveries from defaulted loans.

The level of the provision for credit losses is a key driver of overall financial performance and should be positively impacted by improvement in general economic conditions, improvements in wholesale used car prices and lower delinquency rates and net losses projected for the portfolio of Receivables Held for Investment.  Any additional economic deterioration or decline in wholesale used car prices will negatively impact provision expense to the extent that these events cause an increase in delinquency rates, bankruptcy rates or net charge-off rates in the portfolio of Receivables Held for Investment.

During the three months ended October 31, 2005, the Company experienced a 16% increase in the outstanding balance of bankrupt accounts.  The increase is primarily attributed to a change in federal bankruptcy laws which became effective on October 17, 2005, and the corresponding increase in new bankruptcy filings prior to the effective date of the legislation.  While the Company believes the increase in new filings during the three months ended October 31, 2005 will be partially offset by reduced bankruptcy filings during the last six months of the Company’s fiscal year, the increase in bankruptcies may cause an increase in defaults in subsequent periods, which could adversely impact net charge-offs.

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200 million of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276 million of installment loan receivables for unrelated third parties.  Servicing revenue decreased to $495 and $1,073 for the three and six months ended October 31, 2005 compared to $905 and $1,875 for three and six months ended October 31, 2004.  The decrease in servicing revenue for the three and six months ended October 31, 2005 is due to the liquidation of serviced receivables during the quarter.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Finance Charges and Fees.  Late and loan related fees decreased to $598 and $1,016 for the three and six months ended October 31, 2005, compared to $834 and $1,224 for the three and six months ended October 31, 2004.  The decrease is attributable to decreased collections and payments allocated to late fees and other income as a result of changes made to the methodology in October, 2004, under which the Company allocated cash received to interest, uncollected fees and principal, partially offset by increased assessment and collection of fees due to a 38% increase in the average portfolio of Receivables Held for Investment.  Income derived from late fees and collection activities are recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.

Late fees and other income are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Insurance Products.  Insurance Products revenue increased to $263 and $554 for the three and six months ended October 31, 2005, compared to $191 and $332 for the three and six months ended October 31, 2004.  The increase is attributable to (i) an increase of 124% and 77% in loan originations for the three and six months ended October 31, 2005, and (ii) increased penetration rates on insurance products.  Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Other Interest Income.  Other interest income increased to $284 and $533 for the three and six months ended October 31, 2005, compared to $92 and $166 for the three and six months ended October 31, 2004.  The increase is attributable to (i) an increase in the average cash on hand balance due to increased collections as a result of a 46% and 38% increase in the average portfolio of Receivables Held for Investment for the three and six months ended October 31, 2005 and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

Unrealized Gain/(Loss) on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS No. 133, the Company is required to record interest rate derivative positions at fair value.  An unrealized gain of $23 and $20 for the three and six months ended October 31, 2005, compared to an unrealized loss of $170 and $238 for the three and six months ended October 31, 2004 are principally due to changes in the fair value of the Company’s derivative positions.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $2,661 and $5,203 for the three and six months ended October 31, 2005, compared to $2,215 and $4,279 for the three and six months ended October 31, 2004.  The increase is primarily due to an increase in staff due to a 124% and 77% increase in loan originations for the three and six months ended October 31, 2005, respectively.  This is partially offset by a decrease in staff associated with a decrease in the Company’s serviced portfolio.

Operating Expenses. Operating expenses decreased to $1,124 and $1,727 for the three and six months ended October 31, 2005, compared to $1,365 and $2,684 for the three and six months ended October 31, 2004.  Expenses characterized as operating expenses are generally variable in nature and are typically dependent on a number of factors including origination volume, the outstanding balance of the managed portfolio, credit quality and operating efficiency levels.  The decrease was primarily due to an increase in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs.  Although expenses increased during the period, the Company was able to capitalize a higher level of these expenses due to the significant increase in origination volume and increased efficiency in its loan origination functions.  The decline in operating expenses was also positively impacted by lower collection-related costs as a result of improving credit quality.

General and Administrative. General and administrative expenses increased to $1,097 and $2,014 for the three and six months ended October 31, 2005, compared to $936 and $1,859 for the three and six months ended October 31, 2004.  The three and six months ended October 31, 2005 experienced a general increase in professional fees and travel expenses.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense increased to $304 and $565 for the three and six months ended October 31, 2005, compared to $123 and $235 for the three and six months ended October 31, 2004. The increase was primarily due to (i) a 39% increase in the average outstanding borrowings on the Company’s working capital line and (ii) the related party note having an average outstanding balance of $2,500 for the three and six months ended October 31, 2005, as compared to an average outstanding balance of $0 for the three and six months ended October 31, 2004.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $66.9 million and $148.3 million of receivables to be held for investment for the three and six months ended October 31, 2005 compared to $38.0 million and $67.2 million for the three and six months ended October 31, 2004.

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

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $39.9 million and $75.6 million during the three and six months ended October 31, 2005, and $29.9 million and $61.1 million during the three and six months ended October 31, 2004.  Such cash flow funds were used to repay amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense, and servicing and custodial fees.  During the three and six months ended October 31, 2005, the Company required net cash of $26.9 million and $72.7 million as compared to $8.1 million and $6.1 for the three and six months ended October 31, 2004, as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of October 31, 2005, the Company had $61 million of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees from its managed receivables portfolio.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.  At October 31, 2005 and 2004, the Company’s unencumbered cash was $4,279,540 and $486,115 respectively.  The increase in available cash is primarily due to a an increase in revenues due to a 38% increase in the average portfolio of Receivables Held for Investment and an increase in the amount due under the working capital line of credit of $5 million.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

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

Financing Arrangements.  The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005.  In November, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  In May, 2005, the Company issued $175 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 3.5% and 4.3% for the periods ended October 31, 2004 and 2005, respectively.

Warehouse Facilities as of October 31, 2005

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At October 31, 2005
FIARC	$150,000,000	$95,354,257	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	3.98%

FIRC	$50,000,000	$43,625,834	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	4.39%

Warehouse Facilities – Credit Enhancement as of October 31, 2005

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond

FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during the three months and six months ended October 31, 2005 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.2% of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone were $901,966 and $1,365,819 during the three months ended, and $1,616,436 and $2,571,566 for six months ended, October 31, 2004 and 2005, respectively, and accounted for 2.4% and 2.1% during the three months ended, and 2.4% and 1.8% for the six months ended, October 31, 2004 and 2005, respectively, of the principal amount of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of October 31, 2005, the Insurance Subsidiary had capital and surplus of $2,754,482 and unencumbered cash reserves of $1,610,297 in addition to the $3,364,617 trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	February 15, 2006	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility

FIRC	Wachovia	February 15, 2006	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until February 15, 2006.  On June 15, 2004, the FIRC facility was increased to $65 million, and reverted back to $50 million on September 13, 2004.  As of April 30, 2005 and October 31, 2005, there was $43.6 outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 15, 2006.  As of April 30, 2005 and October 31, 2005, there was $127.9 and $95.4 million, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of October 31, 2005.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$51,201,476	2.58%
2005-A Class 1	May 5, 2005	$69,000,000	December 17, 2007	$32,051,419	3.57%
2005-A Class 2	May 5, 2005	$106,493,000	July 16, 2012	$106,493,000	4.23%

Credit enhancement on the two Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond

2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secured the 2002-A Term Notes.  In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued $4,819,000 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which served as a portion of the credit enhancement for the transaction. The Class A Term Notes bore interest at 3.46% and required monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes was December 15, 2008.  The Class B Notes did not bear interest but required principal reductions sufficient to reduce the balance of the Class B Notes to 3% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provided credit enhancement for the Class A Notes.  In the event that certain asset quality covenants were not met, the reserve account target level would increase to 6% of the then current principal balance of the receivables pool.  On February 28, 2005, the Company notified the note holders of the 2002-A securitization of its intent to exercise its prepayment call provision.  This call provision was completed effective March 15, 2005, and therefore there was no outstanding balance as of October 31, 2005 and April 30, 2005.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued $5,065,891 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2005, and October 31, 2005, the outstanding principal balances on the 2003-A term notes were $70,050,511 and $51,201,476, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued $5,427,619 in Class B Notes that were retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term Notes is December 17, 2007 and July 16, 2012, respectively.  The Class B Notes do not bear interest but require principal reductions sufficient to reduce the balance of the Class B Notes to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of October 31, 2005, the outstanding principal balances on the 2005-A Class A-1 and Class A-2 Term notes were $32,051,419 and $106,493,000 respectively.

Working Capital Facility.  On December 6, 2001, the Company entered into an agreement with Wachovia Securities to refinance the $11,175,000 outstanding balance of the working capital term loan previously provided by Bank of America and Wachovia and increase the size of the facility to $13.5 million.  The renewal facility was provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  The facility originally consisted of a $9 million revolving tranche and a $4.5 million term loan tranche which amortizes monthly.  The term loan tranche of this working capital facility was evidenced by the Class B Notes issued in conjunction with the 2002 Auto Trust financing. The remaining $9 million of the $13.5 million working capital facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities, the acquisition facility and the existing and future term note facilities.  During 2002, the facility was modified to increase the interest rate from LIBOR plus a 1.5% program fee to LIBOR plus a 2.25% program fee.  The commitment fee paid on the total available amount of the facility was maintained at 1.5%.  In addition, the monthly principal amortization under the term loan tranche was increased to the greater of $250,000 or the principal distributions made under the Class B Notes issued under the 2002 Auto Trust financing.  On December 4, 2003, the Working Capital Facility was extended to December 2, 2004.  Under the terms of the extension, the monthly amortization requirement was replaced with the requirement that outstanding balances under the facility could not exceed the lesser of a borrowing base or the $9 million facility limit.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  As of April 30, 2005 and October 31, 2005, there was $10,500,000 and $14,116,210, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2.5 million outstanding under this facility as of April 30, 2005 and October 31, 2005.  The Company recorded interest expense of $0 and $63,014 for the three months ended, and $0 and $126,027 for the six months ended, October 31, 2004 and 2005, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial and non-financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at October 31, 2005.

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

During the six months ended October 31, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into five interest rate cap transactions, with a strike rate of 6%.  The aggregate initial notional amount of the caps was $98,914,120 which amortizes over six years.  The Company paid $311,856 in premium to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and are reflected in net income.  During the three and six months ended October 31, 2005, the Company recorded unrealized gains of $23,057 and $20,375, respectively, that are included as a separate caption of other income.

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

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,259,018 as of October 31, 2005 and $2,248,599 as of April 30, 2005 as a percentage of Receivables Held for Investment of $323,845,032 as of October 31, 2005 and $244,940,526 as of April 30, 2005 was 0.7% and 0.9% respectively.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers, which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $2,064,817 and $3,716,228 for the three and six months ended October 31, 2005 compared to and $2,442,406 and $4,884,511 for the three and six months ended October 31, 2004 have been recorded.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	As of or for the Six Months Ended October 31,
	2004		2005
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	284	$2,879	110	$907
60 - 89 days	80	895	53	288
90 days or more	215	1,948	48	289
Total delinquencies	579	$5,722	211	$1,484
Total delinquencies as a percentage of outstanding receivables	3.5%	2.6%	1.0%	0.5%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		4.6%		2.6%

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

As of October 31, 2005, there were 460 accounts totaling $5,279,500 that were in bankruptcy status and were more than 30 days past due.  As of October 31, 2004, there were 409 accounts totaling $3,951,168 that were in bankruptcy status and were more than 30 days past due.  As of October 31, 2005 and 2004, 86% and 91%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

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

As of October 31, 2005, the Company had $153.1 million of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $1.0 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of October 31, 2004, the Company had $104.9 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $.7 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 8, 2005, the Company held its Annual Meeting of Shareholders to elect the Company’s Board of Directors for a term of one year, (ii) approve the adoption of the 2005 Employee Stock Option Plan and receive authorization to make available 200,000 shares of common stock for issuance under the plan, and (iii) ratify the appointment of Grant Thornton LLP as the Company’s independent auditors.  Below are the results of the vote:

Proposal Number 1: Election of Directors of the Company

	For	Against	Abstain	Broker Non-Votes

Tommy A. Moore, Jr.	3,466,613	0	935,517	0

Robert L. Clarke	4,001,880	0	390,250	0

W.A. Stockard, Jr.	4,001,880	0	390,250	0

Roberto Marchesini	3,470,113	0	922,017	0

Seymour M. Jacobs	4,001,880	0	390,250	0

John H. Buck	4,001,880	0	390,250	0

Daniel M. Theriault	4,001,880	0	390,250	0

Proposal Number 2: Adoption of the 2005 Employee Stock Option Plan

For	Against	Abstain	Broker Non-Votes

2,850,685	417,277	0	1,124,168

Proposal Number 3: Appointment of Grant Thornton LLP as independent auditors

For	Against	Abstain	Broker Non-Votes

3,956,080	300	750	0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.121(t)	2005 Employee Stock Option Plan of the Registrant

10.122(t)

Amendment No. 5 to Note Purchase Agreement dated August 15, 2005, between First Investors Residual Funding LP, Variable Funding Capital Corporation, Wachovia Bank, NA, and Wachovia Capital Markets, LLC.

10.123(t)	Amendment No. 7 to Security Agreement dated August 15, 2005, between First Investors Residual Funding LP, First Investors Financial Services, Inc., and Wachovia Capital Markets, LLC.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Filed with this 10-Q

(b)         Reports on Form 8-K

Form 8-K filed September 8, 2005, press release announcing the quarter end July 31, 2005 financial results.

Form 8-K filed December 8, 2005, press release announcing the quarter end October 31, 2005 financial results.

Form 8-K filed September 13, 2005, 2005 stock option plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: December 12, 2005	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: December 12, 2005	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer