Form 10-Q
period 2006-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2006-03-14
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding At
Class	March 9, 2006
Common Stock-$.001 Par Value	4,454,193

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

January 31, 2006

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — APRIL 30, 2005 AND JANUARY 31, 2006

	April 30, 2005	January 31, 2006
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$248,976,931	343,622,013
Receivables Acquired for Investment, net	641,223	294,504
Cash and Short-Term Investments	2,413,738	4,173,400
Restricted Cash	19,096,858	66,743,428
Accrued Interest Receivable	2,239,798	2,863,253
Assets Held for Sale	942,774	1,127,125
Other Assets:
Funds held under reinsurance agreement	4,174,814	4,691,049
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $2,684,543 and $3,052,432	5,019,030	5,574,845
Current income taxes receivable	5,233	—
Total assets	$283,510,399	$429,089,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$171,562,153	$21,661,029
Term notes	70,050,511	355,541,939
Working capital facility	10,500,000	15,149,641
Related Party Note	2,500,000	2,500,000
Other Liabilities:
Accounts payable and accrued liabilities	2,495,260	4,638,846
Current income taxes payable	—	285,281
Deferred income taxes payable	910,807	1,629,635
Total liabilities	258,018,731	401,406,371

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,583,669 and 5,626,169 issued; 4,411,693 and 4,454,193 outstanding	5,584	5,627
Additional paid-in capital	18,754,608	18,938,148
Retained earnings	11,198,788	13,206,783
Less, treasury stock, at cost, 1,171,976 shares	(4,467,312)	(4,467,312)
Total shareholders’ equity	25,491,668	27,683,246
Total liabilities and shareholders’ equity	$283,510,399	$429,089,617

The accompanying notes are an integral part of these consolidated condensed financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

For the Three Months and Nine months Ended January 31, 2005 and 2006

(Unaudited)

	For the Three Months Ended January 31,		For the Nine months Ended January 31,
	2005	2006	2005	2006

Interest Income	$7,220,443	$10,331,603	$21,173,847	$28,744,324
Interest Expense	1,964,382	3,937,523	5,569,934	10,373,936
Net interest income	5,256,061	6,394,080	15,603,913	18,370,388
Provision for Credit Losses	2,574,748	1,821,667	7,459,259	5,537,895
Net Interest Income After Provision for Credit Losses	2,681,313	4,572,413	8,144,654	12,832,493
Other Income:
Servicing revenue	820,952	432,530	2,696,316	1,505,567
Other finance charges and fees	700,297	696,580	1,933,930	1,802,700
Insurance products	237,211	226,235	569,142	779,816
Income from investment	156,652	95,839	526,880	333,033
Other interest income	117,613	335,809	283,579	869,024
Other income	210,775	182,825	541,677	568,846
Unrealized and realized gain/(loss) on interest rate derivative positions	5,562	(195,121)	(232,192)	(174,746)
Total other income	2,249,062	1,774,697	6,319,332	5,684,240
Operating Expenses:
Salaries and benefits	2,304,304	2,699,929	6,582,945	7,902,785
Operating expense	1,087,173	1,226,338	3,771,256	2,953,675
General and administrative	959,693	1,654,686	2,818,746	3,668,390
Other interest expense	140,014	357,191	374,646	922,193
Total operating expenses	4,491,184	5,938,144	13,547,593	15,447,043
Income Before Provision for Income Taxes	439,191	408,966	916,393	3,069,690
(Benefit) Provision for Income Taxes:
Current	(402,301)	11,763	(26,067)	342,867
Deferred	562,606	78,712	360,551	718,828
Total provision for income taxes	160,305	90,475	334,484	1,061,695
Net Income	$278,886	$318,491	$581,909	2,007,995

Basic Net Income per Common Share	$0.06	$0.07	$0.12	$0.45
Diluted Net Income per Common Share	$0.06	$0.07	$0.12	$0.44

The accompanying notes are an integral part of these consolidated condensed financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine months Ended January 31, 2006

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Total
Balance at April 30, 2005	$5,584	$18,754,608	$11,198,788	$(4,467,312)	$25,491,668
Net income	—	—	2,007,995	—	2,007,995
Exercise of stock options	43	183,540	—	—	183,583

Balance at January 31, 2006	$5,627	$18,938,148	$13,206,783	$(4,467,312)	$27,683,246

The accompanying notes are an integral part of this consolidated condensed financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine months Ended January 31, 2005 and 2006

(Unaudited)

	2005	2006

Cash Flows From Operating Activities:
Net income	$581,909	$2,007,995
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	2,931,083	3,635,296
Provision for credit losses	7,459,259	5,537,895
(Increase) decrease in:
Accrued interest receivable	—	(623,455)
Restricted cash	236,474	(47,646,570)
Deferred financing costs and other assets	(408,120)	(1,543,207)
Funds held under reinsurance agreement	(660,048)	(516,235)
Current income tax receivable	(635,869)	5,233
Interest rate derivative positions	8,212	—
Increase (decrease) in:
Accounts payable and accrued liabilities	(844,495)	2,143,588
Deferred income taxes payable	339,592	718,828
Current income taxes payable	290,069	285,281
Net cash provided by (used in) operating activities	9,298,066	(35,995,351)
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(104,941,043)	(189,944,579)
Payments received from investment	—	434,876
Principal payments from Receivables Held for Investment	69,888,379	82,061,611
Principal payments from Receivables Acquired for Investment	469,570	346,719
Payments received on Assets Held for Sale	4,713,682	4,887,219
Purchase of furniture and equipment	(88,391)	(454,360)
Net cash used in investing activities	(29,957,803)	(102,668,514)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	201,034,659	330,702,887
Term notes	—	364,553,000
Working capital facility	2,043,863	4,649,641
Principal payments made on—
Warehouse credit facilities	(120,640,062)	(480,604,012)
Term notes	(60,275,494)	(79,061,572)
Working capital facility	(305,006)	—
Proceeds from issuance of common stock	—	183,583
Treasury stock purchased	(2,495,546)	—
Net cash provided by financing activities	19,362,414	140,423,527
(Decrease) Increase in Cash and Short-Term Investments	(1,297,323)	1,759,662
Cash and Short-Term Investments at Beginning of Period	2,018,490	2,413,738
Cash and Short-Term Investments at End of Period	$721,167	4,173,400
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$4,755,179	$9,714,520
Income taxes	33,963	31,560

The accompanying notes are an integral part of these consolidated condensed financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

January 31, 2006

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of January 31, 2006, approximately 32% and 15% of receivables held for investment had been originated in Texas and Georgia, respectively. The Company currently operates in 28 states.

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

In total, at January 31, 2006, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $460 million.

2.                Interim Financial Information

Basis of Presentation. The consolidated condensed financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R. As of January 31, 2006, the Company does not have any variable interest entities under which FIN 46 as amended by Interpretation 46R would apply.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of January 31, 2006, and the results of its operations for the three and nine months ended January 31, 2005 and 2006, and its cash flows for the nine months ended January 31, 2005 and 2006.

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

Allowance for Credit Losses. The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 114, Accounting By Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they comprise a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

Stock-Based Compensation. The Company has an employee stock option plan and a non-employee director stock option plan, which are described more fully in Note 9. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount the grantee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to the fair market value on the date of the grant.

The following table presents the Company’s net income per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.

	For the Three Months Ended January 31,		For the Nine months Ended January 31,
	2005	2006	2005	2006
Net Income, as reported	$278,886	$318,491	$581,909	$2,007,995
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes.	44,933	54,066	125,643	157,053
Pro Forma Net Income	$233,953	$264,425	$456,266	$1,850,942

Basic Net Income per Common Share, as reported	$0.06	$0.07	$0.12	$0.45
Diluted Net Income per Common Share, as reported	$0.06	$0.07	$0.12	$0.44
Basic Net Income per Common Share, pro forma	$0.05	$0.06	$0.09	$0.41
Diluted Net Income per Common Share, pro forma	$0.05	$0.06	$0.09	$0.40

Reclassifications. Certain reclassifications have been made to the fiscal 2005 amounts to conform with the fiscal 2006 presentation.

3.              Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles. Net receivable balances consisted of the following at April 30, 2005 and January 31, 2006:

	April 30,	January 31,
	2005	2006
Receivables	$244,940,526	$336,005,497
Unamortized premium and deferred fees (1)	6,285,004	9,843,987
Allowance for credit losses	(2,248,599)	(2,227,471)
Net receivables	$248,976,931	$343,622,013

(1)          Includes premium and discounts paid to dealer plus deferred acquisition cost.

Activity in the allowance for credit losses for the periods ended January 31, 2005 and 2006 was as follows:

	For the Nine months Ended January 31,
	2005	2006
Balance, beginning of period	$2,199,386	$2,248,599
Provision for credit losses	7,459,260	5,537,895
Charge-offs, net of recoveries	(7,245,967)	(5,559,023)
Balance, end of period	$2,412,679	$2,227,471

4.              Receivables Acquired for Investment

Receivables Acquired for Investment comprise loans previously originated by Auto Lenders Acceptance Corporation and another third party. Loans originated by Auto Lenders Acceptance Corporation include a portfolio of warehouse loans and a portfolio of loans that were previously securitized. The securitized loans were subsequently redeemed and funded through one of the Company’s credit facilities. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were purchased at a discount relating to credit quality. As a result of the amortization of the outstanding principal balance of the receivables portfolio, the majority of the remaining cash flows projected constitute default collections from obligors. Given the nature of the remaining cash flows of individual loans, the Company determined that the timing of collections on Receivables Acquired for Investment was much more unpredictable than contractual cash flows from non-defaulted receivables. Therefore, under the guidance provided by Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, Receivables Acquired for Investment will be accounted for under the cost-recovery method beginning September 30, 2003. Under the cost recovery method, cash proceeds from collections are applied to first reduce the Company’s basis in the assets. Cash collected in excess of this cost basis is recognized as income when received. Receivables Acquired for Investment previously originated by Auto Lenders Acceptance Corporation were $607,894 and $294,504 as of April 30, 2005 and January 31, 2006, respectively.

On September 30, 2003 the Company purchased $9.4 million of defaulted auto loan receivables from an unrelated third party. The remaining balances of these loans of $33,329 and $0 are included in Receivables Acquired for Investment on the balance sheet as of April 30, 2005 and January 31, 2006 respectively, and are accounted for using the cost-recovery method. The Company may, from time to time, consider similar acquisitions in the future.

5.              Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005. In November, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables. In May, 2005, the Company issued $175 million in Term Notes secured by a discrete pool of receivables. In January, 2006, the Company issued $189 million in Term Notes secured by a discrete pool of receivables. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 3.5% and 4.4% for the periods ended January 31, 2005 and 2006, respectively.

Warehouse Facilities as of January 31, 2006

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At January 31, 2006
FIARC	$150,000,000	$0	Commercial paper rate plus .3%	.25 % of Unused Facility	.35%	4.47%
FIRC	$50,000,000	$21,661,029	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25 % of Unused Facility	See below	5.03%

Warehouse Facilities – Credit Enhancement as of January 31, 2006

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1 % of outstanding receivables	94%	Surety Bond
FIRC	1 % of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during the three months and nine months ended January 31, 2006 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.1% of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone were $1,028,980 and $584,613 during the three months ended, and $2,645,416 and $3,156,179 for nine months ended, January 31, 2005 and 2006, respectively, and accounted for 2.8% and 1.2% during the three months ended, and 2.6% and 1.6% for the nine months ended, January 31, 2005 and 2006, respectively, of the principal amount of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of January 31, 2006, the Insurance Subsidiary had capital and surplus of $2,761,279 and unencumbered cash reserves of $1,660,665 in addition to $3,393,022 in a trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	March 15, 2006	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	February 14, 2007	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until February 14, 2007. On June 15, 2004, the FIRC facility was increased to $65 million, and reverted back to $50 million on September 13, 2004. As of April 30, 2005 and January 31, 2006, there was $43.6 million and $21.7, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until March 15, 2006. As of April 30, 2005 and January 31, 2006, there was $127.9 and $0, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates. Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of January 31, 2006.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$44,184,622	2.58%
2005-A Class 1	May 5, 2005	$69,000,000	December 17, 2007	$15,804,317	3.57%
2005-A Class 2	May 5, 2005	$106,493,000	July 16, 2012	$106,493,000	4.23%
2006-A Class 1	January 26, 2006	$32,000,000	January 16, 2007	$32,000,000	4.57%
2006-A Class 2	January 26, 2006	$47,000,000	March 16, 2009	$47,000,000	4.87%
2006-A Class 3	January 26, 2006	$74,000,000	February 15, 2011	$74,000,000	4.93%
2006-A Class 4	January 26, 2006	$36,060,000	April 15, 2013	$36,060,000	5.00%

Credit enhancement on the three Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secured the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued a $4,819,000 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which served as a portion of the credit enhancement for the transaction. The Class A Term Notes bore interest at 3.46% and required monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes was December 15, 2008. The Class B Note did not bear interest but required principal reductions sufficient to reduce the balance of the Class B Note to 3% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provided credit enhancement for the Class A Notes. In the event that certain asset quality covenants were not met, the reserve account target level would increase to 6% of the then current principal balance of the receivables pool. On February 28, 2005, the Company notified the note holders of the 2002-A securitization of its intent to exercise its prepayment call provision. This call provision was completed effective March 15, 2005, and therefore there was no outstanding balance as of January 31, 2006 and April 30, 2005.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes. In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,065,891 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged. The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool. As of April 30, 2005, and January 31, 2006, the outstanding principal balances on the 2003-A term notes were $70,050,511 and $44,184,622, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes. In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,427,619 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged. The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term Notes is December 17, 2007 and July 16, 2012, respectively. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool. As of January 31, 2006, the outstanding principal balances on the 2005-A Class A-1 and Class A-2 Term notes were $15,804,317 and $106,493,000 respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”) completed the issuance of $32,000,000 of 4.57% Class A-1 asset-backed notes, $47,000,000 of 4.87% Class A-2 asset-backed notes, $74,000,000 of 4.93% Class A-3 asset-backed notes, and $36,060,000 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939,112, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes. In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 notes, the 2006 Auto Trust also issued a $2,879,112 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $188,445,709 were used to (i) fund a $40,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519,391 of the initial receivables pledged. The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1, Class A-2, Class A-3, and Class A-4 Term Notes is January 16, 2007, March 16, 2009, February 15, 2011, and April 15, 2013, respectively. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool. As of January 31, 2006, there were no principal payments made on the 2006-A Term Notes, and the outstanding balance is equal to the original issuance amount of $189,060,000.

Working Capital Facility. The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities. The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%. In addition, a commitment fee of 1.5% is paid on the total amount of this facility. On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9 million to $13.5 million. The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%. On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23.5 million, and was subsequently extended on February 15, 2006 until February 14, 2007. The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%. As of April 30, 2005 and January 31, 2006, there was $10,500,000 and $15,149,641, respectively, outstanding under this facility.

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

Related Party Loans. On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a

Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10% per annum. The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. There was $2.5 million outstanding under this facility as of April 30, 2005 and January 31, 2006. The Company recorded interest expense of $0 and $63,014 for the three months ended, and $0 and $189,041 for the nine months ended, January 31, 2005 and 2006, respectively.

Loan Covenants. The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at January 31, 2006.

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

During the nine months ended January 31, 2006, as a requirement of the FIARC commercial paper facility, the Company entered into seven interest rate cap transactions, with a strike rate of 6%. The aggregate initial notional amount of the caps was $131,710,159 which amortizes over six years. The Company paid $449,746 in premium to purchase these caps. On January 26, 2006, the Company terminated all interest rate caps outstanding in exchange for proceeds of $275,000. The caps were terminated following the repayment of all balances outstanding under the FIARC facility prior to the issuance of the 2006-A Term Notes. As a result, a realized loss of $174,746 was incurred relative to the aggregate market value of the interest rate caps.

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

6.     Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended January 31, 2005 and 2006, is as follows:

	For the Three Months Ended January 31,		For the Nine months Ended January 31,
	2005	2006	2005	2006
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	4,747,197	4,451,693	4,915,815	4,433,963
Effect of dilutive stock options and warrants	71,740	294,587	96,832	181,512
Weighted average shares outstanding for diluted earnings per share	4,818,937	4,746,280	5,012,647	4,615,475

For the three and nine months ended January 31, 2005 and 2006, the Company had 468,000 and 63,500, respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share. These were not included in the computation of earnings per share because to do so would have been antidilutive for the period presented.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18. In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio. The Company recognized servicing revenue of  $207,505 and $122,462 for the three months ended, and $707,997 and $423,367 for the nine months ended, January 31, 2005 and 2006, respectively, interest income of $27,473 and $21,048 for the three months ended, and $82,418 and $75,933 for the nine months ended, January 31, 2005 and 2006, respectively, and equity in earnings in FARC of $156,652 and $95,839 for the three months ended, and $526,880 and $333,033 for the nine months ended, January 31, 2005 and 2006, respectively. As of April 30, 2005 the equity investment in FARC of $968,327 and junior mezzanine debt of $716,675 and as of January 31, 2006, the equity investment in FARC of $832,695 and junior mezzanine debt of $417,431 are included in Deferred Financing Costs and Other Assets on the balance sheet.

8.            New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have a financial statement impact recorded at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial position, cash flows and results of operations.

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

9.     Shareholders’ Equity

Preferred Stock. The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value. As of January 31, 2006, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options. The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2005 and January 31, 2006, a total of 533,500 options had been issued, with 360,500 and 294,500, respectively, options outstanding under the plan. This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan). The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options. The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of January 31, 2006, 102,500 options were issued and outstanding under the 2005 Plan, leaving 97,500 options remaining and available for issuance.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors. The Board of Directors administers the plan and the options will not be qualified as incentive stock options. A total of 500,000 shares of common stock are available for issuance. Option grants will be both automatic and discretionary. Automatic grants of 20,000 shares for each non-employee director, or 100,000 shares total, were approved in September 2002. Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board. No discretionary grants have been awarded. As of April 30, 2005 and January 31, 2006, a total of 390,000 and 490,000, respectively, options had been issued, with 390,000 and 450,000, respectively, options outstanding under the plan, leaving a remaining 110,000 and 10,000, respectively, available for issuance. In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Stock Option Plan.

10.       Subsequent Event

For the three months ended January 31, 2006, the Company incurred legal expenses of $214 and accrued legal expenses of $30 and settlement costs of $450 in connection with its defense and settlement of a class action lawsuit filed against a wholly-owned subsidiary alleging violations of the Fair Credit Reporting Act. The Company’s decision to settle the lawsuit was prompted by the trial court’s granting the plaintiff’s motion for summary judgment on January 20, 2006. The Company and its counsel believe that the court’s ruling is contrary to the statute and the facts in the case, and believe that an appeal would be successful. However, given the trial court’s ruling, the Company concluded that settlement is preferable to continuing to incur the costs associated with the appeal and defense of the lawsuit. The settlement is subject to approval of the court, which is anticipated on March 15, 2006.

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

Allowance for Credit Losses. The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 114, Accounting By Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they comprise a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the Periods
	Ended January 31,
	2005	2006
Receivables Held for Investment:
Number	16,672	21,113
Principal balance	$227,611	$336,005
Average principal balance of receivables outstanding during the nine-month period	$214,121	$301,737
Average principal balance of receivables outstanding during the three-month period	$222,886	$329,993
Receivables Acquired for Investment:
Number	654	303
Principal balance	$721	$295
Other Servicing:
Number	15,461	10,866
Principal balance	$220,087	$123,825
Total Managed Receivables Portfolio:
Number	32,787	32,282
Principal balance	$448,419	$460,125
Average principal balance of receivables outstanding during the nine-month period	$463,995	$456,789
Average principal balance of receivables outstanding during the three-month period	$452,408	$463,772

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended January 31,		Nine months Ended January 31,
	2005	2006	2005	2006
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	13.0%	12.5%	13.2%	12.7%
Average cost of debt (2)	3.5%	4.6%	3.5%	4.5%
Net interest spread (3)	9.5%	7.9%	9.7%	8.2%
Net interest margin (4)	9.4%	7.8%	9.7%	8.1	3

(1) Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2) Represents interest expense as a percentage of average debt outstanding.

(3) Represents effective yield on Receivables Held for Investment less average cost of debt.

(4) Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to finance the receivables. Net interest income was $6.4 million and $18.4 million for the three and nine months ended January 31, 2006, respectively, an increase of 22% and 18% when compared to amounts reported for the three and nine months ended January 31, 2005, respectively.

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

	Three Months Ended January 31, 2005 to 2006			Nine months Ended January 31, 2005 to 2006
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net	Average Principal Amount	Average Rate	Total Net

Receivables Held for Investment:
Interest income	$3,470	$(359)	$3,111	$8,664	$(1,094)	$7,570
Interest expense	1,049	924	1,973	2,435	2,369	$4,804
Net interest income	$2,421	$(1,283)	$1,138	$6,229	$(3,463)	$2,766

Results of Operations

Three Months and Nine months Ended January 31, 2006 and 2005 (dollars in thousands, except per share amounts)

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

Executive Summary. Net income for the three and nine months ended January 31, 2006 was $318 and $2,007, respectively, compared to $279 and $582 for the three and nine months ended January 31, 2005. Basic and diluted earnings per common share were $0.07 for the three months ended January 31, 2006 compared to $0.06 for the three months ended January 31, 2005. Basic and diluted earnings per common share were $0.45 and $0.44, respectively, for the nine months ended January 31, 2006 compared to $0.12 and $0.12 for the nine months ended January 31, 2005. The increase in net income for the three and nine months ended January 31, 2006 compared to January 31, 2005 is due to (i) an increase in interest income from a 48% increase for the three months ended January 31, 2006 and a 41% increase for the nine months ended January 31, 2006 in average Receivables Held for Investment, (ii) a decrease in loss frequency and severity from repossessions and (iii) an increase in other interest income due to a larger portion of the Company’s cash being reinvested, partially offset by several factors including (i) a decline in effective yields, (ii) an increase in interest expense due to an increase in the average debt outstanding and an increase in the effective rate, (iii) a decline in loan servicing income, (iv) an increase in printing and postage expenses as a result of an increase in direct to consumer loans, and  (v) settlement costs and legal fees totaling $694 associated with defending and settling a lawsuit brought against a wholly-owned subsidiary of the Company.

Interest Income. Interest income for the three and nine months ended January 31, 2006 increased to $10,332 and $28,774, respectively, compared to $7,220 and $21,174 for the three and nine months ended January 31, 2005.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect receivables within Receivables Held for Investment, and the level of prepayments and charge-offs. Interest income on Receivables Held for Investment increased 43% and 36% for the three and nine months ended January 31, 2006, respectively, compared to the three and nine months ended January 31, 2005. The increase in interest income for the three and nine months ended January 31, 2006 is due to a 48% and 41% increase in the average portfolio outstanding for the three and nine months ended January 31, 2006 compared the three and nine months ended January 31, 2005. This is partially offset by a decrease in the weighted average interest rate of 43 basis points for the three months ended, and 48 basis points for the nine months, ended January 31, 2006 compared to the three and nine months ended January 31, 2005. This reflects the Company’s increased focus on receivables originated directly to consumers which typically carry lower interest rates.

Interest Expense. Interest expense for the three and nine months ended January 31, 2006 increased to $3,938 and $10,374, respectively, compared to $1,964 and $5,570 for the three and nine months ended January 31, 2005. Interest expense on borrowings related to Receivables Held for Investment increased 100% and 86% for the three and nine months ended January 31, 2006. The increase in interest expense is primarily due to (i) the average debt outstanding increasing $118,512, or 53%, for the three months ended January 31, 2006 and $93,253, or 44%, for the nine months ended January 31, 2006 compared to the three and nine months ended January 31, 2005 as a result of a 48% and 41% increase in the average portfolio of Receivables Held for Investment for the three and nine months ended January 31, 2006 compared to January 31, 2005 and (ii) an increase of 109 and 103 basis points for the three and nine months ended January 31, 2006, respectively, in the average cost of debt due to an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

Provision for Credit Losses. The provision for credit losses for the three and nine months ended January 31, 2006 decreased to $1,822 and $5,538, respectively, as compared to $2,575 and $7,459 for the three and nine months ended January 31, 2005. The decrease in provision for credit losses is primarily due to (i) improving economic trends (ii) a change in the portfolio mix resulting in more loans originated directly to the customer, which typically have a lower loss frequency and (iii) a lower delinquency and repossession experience.

Net charge-offs for the three and nine months ended January 31, 2006 decreased to $1,853 and $5,559, respectively, compared to $2,473 and $7,246 for the three and nine months ended January 31, 2005. The decrease in net charge-offs for the three and nine months ended January 31, 2006 is primarily due to (i) a decrease in loss frequency and severity from repossessions and (ii) an increase in recoveries from defaulted loans.

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

Servicing Revenue. On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC. FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200 million of installment loan receivables. On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276 million of installment loan receivables for unrelated third parties. Servicing revenue decreased to $433 and $1,506 for the three and nine months ended January 31, 2006 compared to $821 and $2,696 for three and nine months ended January 31, 2005. The decrease in servicing revenue for the three and nine months ended January 31, 2006 is due to the liquidation of serviced receivables during the quarter. Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Finance Charges and Fees. Late and loan related fees decreased to $697 and $1,803 for the three and nine months ended January 31, 2006, compared to $700 and $1,934 for the three and nine months ended January 31, 2005. The decrease is attributable to lower delinquencies, partially offset by increased assessment and collection of fees due to a 41% increase in the average portfolio of Receivables Held for Investment. Income derived from late fees and collection activities are recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.

Late fees and other income are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Insurance Products. Insurance products revenue decreased to $226 for the three months ended January 31, 2006, compared to $237 for the three months ended January 31, 2005. The decrease is attributable to (i) a decrease in the penetration rates of the insurance products sold and (ii) lower gross margins due to the Company’s increased costs in purchasing the insurance products. This is partially offset by an increase of 29% in loan originations for the three months ended January 31, 2006. Insurance products revenue increased to $780 for the nine months ended January 31, 2006, compared to $569 for the nine months ended January 31, 2005. The increase is due to an increase of 90% in loan originations for the nine months ended January 31, 2006. This is partially offset by lower gross margins due to the Company’s increased costs in purchasing the insurance products. Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Income from Investment. Income from investment decreased to $96 and $333 for the three and nine months ended January 31, 2006 compared to $157 and $527 for three and nine months ended January 31, 2005. The decrease in income from investment for the three and nine months ended January 31, 2006 is due to the liquidation of serviced receivables during the quarter. Revenue derived from income from investment will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Interest Income. Other interest income increased to $336 and $869 for the three and nine months ended January 31, 2006, compared to $118 and $284 for the three and nine months ended January 31, 2005. The increase is attributable to (i) an increase in the average cash on hand balance due to increased collections as a result of a 48% and 41% increase in the average portfolio of Receivables Held for Investment for the three and nine months ended January 31, 2006 and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

Unrealized and Realized Gain/(Loss) on Interest Rate Derivative Positions. In conjunction with the adoption of SFAS No. 133, the Company is required to record interest rate derivative positions at fair value. A realized loss of $195 and $175 for the three and nine months ended January 31, 2006, compared to an unrealized gain of $6 and an unrealized loss of $232 for the three and nine months ended January 31, 2005 are principally due to changes in the fair value of the Company’s derivative positions.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $2,700 and $7,903 for the three and nine months ended January 31, 2006, compared to $2,304 and $6,583 for the three and nine months ended January 31, 2005. The increase is primarily due to an increase in staff due to a 29% and 90% increase in loan originations for the three and nine months ended January 31, 2006, respectively. This is partially offset by a decrease in staff associated with a decrease in the Company’s serviced portfolio.

Operating Expenses. Operating expenses increased to $1,226 for the three months ended January 31, 2006, compared to $1,087 for the three months ended January 31, 2005, while operating expenses decreased to $2,954 for the nine months ended January 31, 2006, compared to $3,771 for the nine months ended January 31, 2005. Expenses characterized as operating expenses are generally variable in nature and are typically dependent on a number of factors including origination volume, the outstanding balance of the managed portfolio, credit quality and operating efficiency levels. The increase for the three months ended January 31, 2006 was primarily due to  increased costs in generating higher direct loan originations. This was partially offset by an increase in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs. The decrease for the nine months ended January 31, 2006 was primarily due to an increase in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs. Although expenses increased during the nine month period, the Company was able to capitalize a higher level of these expenses due to the significant increase in origination volume and increased efficiency in its loan origination functions. The decline in operating expenses was also positively impacted by lower collection-related costs as a result of improving credit quality.

General and Administrative. General and administrative expenses increased to $1,655 and $3,668 for the three and nine months ended January 31, 2006, compared to $960 and $2,819 for the three and nine months ended January 31, 2005. The three and nine months ended January 31, 2006 experienced an increase in professional fees due to the Company’s defense in a class action lawsuit. General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

For the three months ended January 31, 2006, the Company incurred legal expenses of $214 and accrued legal expenses of $30 and settlement costs of $450 in connection with its defense and settlement of a class action lawsuit filed against a wholly-owned subsidiary alleging violations of the Fair Credit Reporting Act. The Company’s decision to settle the lawsuit was prompted by the trial court’s granting the plaintiff’s motion for summary judgment on January 20, 2006. The Company and its counsel believe that the court’s ruling is contrary to the statute and the facts in the case, and believe that an appeal would be successful. However, given the trial court’s ruling, the Company concluded that settlement is preferable to continuing to incur the costs associated with the appeal and defense of the lawsuit. The settlement is subject to approval of the court, which is anticipated on March 15, 2006.

Other than the litigation described above, the Company is not involved in any litigation which might be expected to have a material adverse effect on the Company’s business or operations.

Other Interest Expense. Other interest expense increased to $357 and $922 for the three and nine months ended January 31, 2006, compared to $140 and $375 for the three and nine months ended January 31, 2005. The increase was primarily due to (i) a 50% and 33% increase for the three and nine months ended January 31, 2006,  respectively, in the average outstanding borrowings on the Company’s working capital line and (ii) the related party note having an average outstanding balance of $2,500 for the three and nine months ended January 31, 2006, as compared to an average outstanding balance of $0 for the three and nine months ended January 31, 2005.

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

Collateral Verification. As a condition to the origination of each receivable by the Company, the Company performs an individual audit evaluation to verify the details of the credit application, and to confirm that the material terms of the sale conform to the purchaser’s understanding of the transaction. In the majority of circumstances for dealer indirect loans, the Company conducts a personal telephonic interview with each prospective obligor. For direct to consumer loans, the Company verifies all information during the normal underwriting procedures. The Company will originate a receivable only after receipt and review of a satisfactory audit report.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $41.6 million and $189.9 million of receivables to be held for investment for the three and nine months ended January 31, 2006 compared to $37.7 million and $104.9 million for the three and nine months ended January 31, 2005.

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

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $34.6 million and $110.2 million during the three and nine months ended January 31, 2006, and $30.2 million and $91.3 million during the three and nine months ended January 31, 2005. Such cash flow funds were used to repay amounts borrowed under the Company’s credit facilities and for other holding costs, primarily interest expense, and servicing and custodial fees. During the three and nine months ended January 31, 2006, the Company required net cash of $7.0 million and $79.8 million as compared to $7.6 million and $13.6 for the three and nine months ended January 31, 2005, as the receivables originated exceeded portfolio collections. The Company relies on borrowed funds to provide cash flow in periods of growth. As of January 31, 2006, the Company had $178.3 million of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees from its managed receivables portfolio. Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio. Cash flow and servicing fees are received after month end, but relate to the prior month activity. Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations. At January 31, 2006 and 2005, the Company’s unencumbered cash was $4,173,400 and $721,167 respectively. The increase in available cash is primarily due to (i) an increase in revenues due to a 48% increase in the average portfolio of Receivables Held for Investment and (ii) an increase in the amount due under the working capital line of credit of $4.6 million. Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

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

Financing Arrangements. The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005. In November, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables. In May, 2005, the Company issued $175 million in Term Notes secured by a discrete pool of receivables. In January, 2006, the Company issued $189 million in Term Notes secured by a discrete pool of receivables. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 3.5% and 4.4% for the periods ended January 31, 2005 and 2006, respectively.

Warehouse Facilities as of January 31, 2006

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At January 31, 2006
FIARC	$150,000,000	$0	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	4.47%
FIRC	$50,000,000	$21,661,029	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.03%

Warehouse Facilities – Credit Enhancement as of January 31, 2006

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during the three months and nine months ended January 31, 2006 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.1% of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone were $1,028,980 and $584,613 during the three months ended, and $2,645,416 and $3,156,179 for nine months ended, January 31, 2005 and 2006, respectively, and accounted for 2.8% and 1.2% during the three months ended, and 2.6% and 1.6% for the nine months ended, January 31, 2005 and 2006, respectively, of the principal amount of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of January 31, 2006, the Insurance Subsidiary had capital and surplus of $2,761,279 and unencumbered cash reserves of $1,660,665 in addition to $3,393,022 in a trust account.

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

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	March 15, 2006	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility
FIRC	Wachovia	February 14, 2007	Convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until February 14, 2007. On June 15, 2004, the FIRC facility was increased to $65 million, and reverted back to $50 million on September 13, 2004. As of April 30, 2005 and January 31, 2006, there was $43.6 million and $21.7, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until March 15, 2006. As of April 30, 2005 and January 31, 2006, there was $127.9 and $0, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates. Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of January 31, 2006.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$44,184,622	2.58%
2005-A Class 1	May 5, 2005	$69,000,000	December 17, 2007	$15,804,317	3.57%
2005-A Class 2	May 5, 2005	$106,493,000	July 16, 2012	$106,493,000	4.23%
2006-A Class 1	January 26, 2006	$32,000,000	January 16, 2007	$32,000,000	4.57%
2006-A Class 2	January 26, 2006	$47,000,000	March 16, 2009	$47,000,000	4.87%
2006-A Class 3	January 26, 2006	$74,000,000	February 15, 2011	$74,000,000	4.93%
2006-A Class 4	January 26, 2006	$36,060,000	April 15, 2013	$36,060,000	5.00%

Credit enhancement on the three Term Notes is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On January 29, 2002, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2002-A (“2002 Auto Trust”) completed the issuance of $159,036,000 of 3.46% Class A asset-backed notes (“2002-A Term Notes”). The initial pool of automobile receivables transferred to the 2002 Auto Trust totaled $135,643,109, which was previously owned by FIRC and FIARC, secured the 2002-A Term Notes. In addition to the issuance of the Class A Notes, the 2002 Auto Trust also issued a $4,819,000 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $159,033,471 were used to (i) fund a $25,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2002-A Term Note issuance, and (v) fund a cash reserve account of 2% or $2,712,862 of the initial receivables pledged which served as a portion of the credit enhancement for the transaction. The Class A Term Notes bore interest at 3.46% and required monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 97% of the outstanding balance of the underlying receivables pool. The final maturity of the 2002-A Term Notes was December 15, 2008. The Class B Note did not bear interest but required principal reductions sufficient to reduce the balance of the Class B Note to 3% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provided credit enhancement for the Class A Notes. In the event that certain asset quality covenants were not met, the reserve account target level would increase to 6% of the then current principal balance of the receivables pool. On February 28, 2005, the Company notified the note holders of the 2002-A securitization of its intent to exercise its prepayment call provision. This call provision was completed effective March 15, 2005, and therefore there was no outstanding balance as of January 31, 2006 and April 30, 2005.

On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes. In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,065,891 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged. The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool. As of April 30, 2005, and January 31, 2006, the outstanding principal balances on the 2003-A term notes were $70,050,511 and $44,184,622, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes. In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,427,619 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged. The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term Notes is December 17, 2007 and July 16, 2012, respectively. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool. As of January 31, 2006, the outstanding principal balances on the 2005-A Class A-1 and Class A-2 Term notes were $15,804,317 and $106,493,000 respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”) completed the issuance of $32,000,000 of 4.57% Class A-1 asset-backed notes, $47,000,000 of 4.87% Class A-2 asset-backed notes, $74,000,000 of 4.93% Class A-3 asset-backed notes, and $36,060,000 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939,112, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes. In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 notes, the 2006 Auto Trust also issued a $2,879,112 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $188,445,709 were used to (i) fund a $40,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519,391 of the initial receivables pledged. The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1, Class A-2, Class A-3, and Class A-4 Term Notes is January 16, 2007, March 16, 2009, February 15, 2011, and April 15, 2013, respectively. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool. As of January 31, 2006, there were no principal payments made on the 2006-A Term Notes, and the outstanding balance is equal to the original issuance amount of $189,060,000.

Working Capital Facility. The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities. The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%. In addition, a commitment fee of 1.5% is paid on the total amount of this facility. On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9 million to $13.5 million. The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%. On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23.5 million, and was subsequently extended on February 15, 2006 until February 14, 2007. The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%. As of April 30, 2005 and January 31, 2006, there was $10,500,000 and $15,149,641, respectively, outstanding under this facility.

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

Related Party Loans. On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million. On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10% per annum. The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. There was $2.5 million outstanding under this facility as of April 30, 2005 and January 31, 2006. The Company recorded interest expense of $0 and $63,014 for the three months ended, and $0 and $189,041 for the nine months ended, January 31, 2005 and 2006, respectively.

Loan Covenants. The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at January 31, 2006.

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

During the nine months ended January 31, 2006, as a requirement of the FIARC commercial paper facility, the Company entered into seven interest rate cap transactions, with a strike rate of 6%. The aggregate initial notional amount of the caps was $131,710,159 which amortizes over six years. The Company paid $449,746 in premium to purchase these caps. On January 26, 2006, the Company terminated all interest rate caps outstanding in exchange for proceeds of $275,000. The caps were terminated following the repayment of all balances outstanding under the FIARC facility prior to the issuance of the 2006-A Term Notes. As a result, a realized loss of $174,746 was incurred relative to the aggregate market value of the interest rate caps.

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

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,227,471 as of January 31, 2006 and $2,248,599 as of April 30, 2005 as a percentage of Receivables Held for Investment of $336,005,497 as of January 31, 2006 and $244,940,526 as of April 30, 2005 was 0.7% and 0.9% respectively.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 90 to 120 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers, which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables. In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance. Provisions for credit losses of $1,821,667 and $5,537,895 for the three and nine months ended January 31, 2006 compared to and $2,574,748 and $7,459,259 for the three and nine months ended January 31, 2005 have been recorded.

The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 114, Accounting By Creditors for Impairment of a Loan does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	As of or for the Nine months Ended January 31,
	2005		2006
	Number		Number
	of Loans	Amount	of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	263	$2,488	89	$791
60 - 89 days	76	629	34	288
90 days or more	183	1,469	54	340
Total delinquencies	522	$4,586	177	$1,419
Total delinquencies as a percentage of outstanding receivables.	3.1%	2.0%	0.8%	0.4%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		4.5%		2.5%

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

As of January 31, 2006, there were 298 accounts totaling $3,348,178 that were in bankruptcy status and were more than 30 days past due. As of January 31, 2005, there were 379 accounts totaling $3,869,214 that were in bankruptcy status and were more than 30 days past due. As of January 31, 2006 and 2005, 80% and 89%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have a financial statement impact recorded at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial position, cash flows and results of operations.

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

As of January 31, 2006, the Company had $36.8 million of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities. For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $.2 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of January 31, 2005, the Company had $133.6 million of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $.9 million assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

ITEM 4.      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.124(u)	Amended and Restated Trust Agreement dated January 26, 2006 between First Investors Auto Funding Corporation and Wells Fargo Delaware Trust Company.

10.125(u)	Indenture dated January 26, 2006 between First Investors Auto Owner Trust 2006-A and Wells Fargo Bank, National Association.

10.126(u)

Sale and Allocation Agreement dated January 26, 2006 between First Investors Auto Owner Trust 2006-A, First Investors Auto Funding Corporation, First Investors Servicing Corporation and Wells Fargo Bank, National Association.

10.127(u)

Insurance Agreement dated January 26, 2006 between MBIA Insurance Corporation, First Investors Servicing Corporation, First Investors Financial Services, Inc., First Investors Auto Funding Corporation, First Investors Auto Owner Trust 2006-A, Wells Fargo Delaware Trust Company, and Wells Fargo Bank, National Association.

10.128(u)	Servicing Agreement dated January 26, 2006 between Wells Fargo Bank, National Association, First Investors Auto Owner Trust 2006-A, and First Investors Servicing Corporation.

10.129(u)	Administration Agreement dated January 26, 2006 between Wells Fargo Bank, National Association, First Investors Financial Services, Inc. and First Investors Auto Owner Trust 2006-A.

10.130(u)	Contribution Agreement dated January 26, 2006 between First Investors Financial Services, Inc. and First Investors Auto Funding Corporation.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Filed with this 10-Q

(b)         Reports on Form 8-K

Form 8-K filed March 9, 2006, press release announcing the quarter end January 31, 2006 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: March 14, 2006	By: /s/ TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: March 14, 2006	By: /s/ BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer