Form 10-K
period 2006-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2006-07-27
CIK 948034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Title of each class
Common Stock - $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2006 based on the closing price of the Common Stock on the Over The Counter Bulletin Board Market on said date was $21,972,411.

There were 4,454,193 shares of Common Stock of the registrant outstanding as of June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on September 7, 2006, which is to be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2006, are incorporated by reference into part III hereof.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
AND SUBSIDIARIES

FORM 10-K
APRIL 30, 2006

PART I

ITEM 1.  BUSINESS

General

First Investors Financial Services Group, Inc., together with its wholly-owned subsidiaries, (“Company”) is a consumer finance company engaged in originating and holding for investment retail installment sales contracts and promissory notes receivable secured by new and used automobiles and light trucks arising from the sale of the vehicle by factory authorized franchised dealers or refinanced by the vehicle owner (consumer). The Company specializes in lending to consumers with impaired credit profiles. Additionally, the Company has purchased receivables in portfolio acquisitions or from other third party originators. The Company does not utilize off-balance sheet securitization to finance its Receivables Held for Investment. As of April 30, 2006, the Company had Receivables Held for Investment in the aggregate principal amount of approximately $369 million having an effective yield of 12.5% and a net interest spread of 7.8% (net of cost of funds and other carrying costs).

The Company performs servicing and collection activities for third parties through First Investors Servicing Corporation (“FISC”), a wholly owned subsidiary located in Atlanta, Georgia.  The total managed portfolio serviced by FISC was approximately $475 million as of April 30, 2006.

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

Originating Base

General.  The Company primarily originates receivables from refinancing existing loans originally financed from an outside third party and the new and used car departments of dealers that operate under franchises from the major automobile manufacturers. The Company does not generally do business with “independent” dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5% of the receivables owned by the Company at April 30, 2006, and no dealer or group of related dealers originated more than 5% of the receivables held by the Company at that date. The volume and frequency of receivable originations from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

Location of Dealers.  Approximately 48% of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989, 22% in Georgia and 13% in Tennessee.  The Company’s expansion beyond Texas began in 1992.  Currently, the Company is licensed to conduct business in 21 states for direct to consumer loans and 23 states for indirect loans, and is actively originating loans in 17 states for both direct to consumer loans and indirect loans.

The following table summarizes, with respect to each state in which the Company operates, the number of receivables (and percentage of total receivables) outstanding which were originated by the Company from refinancing existing loans originally financed from an outside third party, dealers in such states or purchased through bulk portfolio acquisitions:

	Receivables Held for Investment
	As of		As of
	30-Apr-05		30-Apr-06
State (1)	Loan Count	%	Loan Count	%
Texas	5,018	27.7%	6,910	30.2%
Georgia	3,149	17.4%	3,569	15.6%
Ohio	1,918	10.6%	1,918	8.4%
California	857	4.7%	1,632	7.1%
Florida	751	4.1%	1,330	5.8%
North Carolina	533	3.0%	1,058	4.6%
Tennessee	607	3.4%	976	4.3%
Illinois	710	3.9%	767	3.3%
Indiana	435	2.4%	684	3.0%
Missouri	589	3.3%	654	2.9%
Arizona	298	1.6%	442	1.9%
Washington	73	0.4%	350	1.5%
South Carolina	165	0.8%	303	1.3%
Oklahoma	580	3.2%	271	1.2%
Colorado	249	1.4%	249	1.1%
All others (2)	2,194	12.1%	1,796	7.8%
	18,126	100.0%	22,909	100.0%

(1)             Represents obligor’s current state of residence

(2)             Includes loans located in Alabama, Arkansas, Connecticut, Delaware, Iowa, Idaho, Kansas, Kentucky, Massachusetts, Maryland, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oregon, Pennsylvania, South Dakota, Utah, Vermont, Virginia, West Virginia and Wisconsin.

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

Financing Programs

The Company originates loans from two sources: (i) dealer indirect and (ii) consumer direct. The dealer indirect program generated 35% of the Company’s origination volume for the year ended April 30, 2006, and consisted of loans originated directly from dealerships in states in which the Company operates.  Consumer direct originations contributed 65% of origination volume for the year ended April 30, 2006, and involved applications for credit obtained through direct marketing efforts from consumers who are primarily seeking to acquire a vehicle or refinance an existing automobile loan.

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

The Company had active dealership agreements with 273 dealers at April 30, 2006 compared to 1,477 at April 30, 2005. The decrease in active dealership agreements is due to a large number of dealerships having little or no volume, whose agreements were deactivated.  These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The agreements with the dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to purchase receivables that do not conform to these warranties, the dealers do not guarantee collectibility or obligate themselves to purchase receivables solely because of payment default. The receivables are originated at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables and the Company’s assessment of relative credit risk. The pricing and credit terms upon which the Company agrees to originate receivables is governed by the Company’s credit policy and a credit score generated by the Company’s proprietary, empirical scoring model.

Credit Evaluation

In connection with the origination of a receivable by the Company, the Company follows systematic procedures designed to eliminate unacceptable risks. This involves a three-step process in which (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company’s credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company’s funding department, and (iii) additional collateral verification procedures and customer interviews are conducted by the Company. During the course of this process, the Company’s credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers or with individuals to whom the Company lends directly. The Company has developed financing programs under which it approves loans that vary in pricing and loan terms depending on the relative credit risk determined for each loan. Credit or default risk is evaluated by the Company’s loan officers in conjunction with a proprietary, empirical credit scoring and loan pricing models developed from the Company’s 18 year database of non-prime lending results.

In addition to this credit underwriting process, and prior to the origination of a receivable by the Company, the Company performs additional procedures to validate the details of the credit application, including income and/or employment information, to verify that the collateral is insured, and to confirm that the material terms of the sale conform to the purchaser’s understanding of the transaction.  The Company will originate a receivable only after receipt and review of a satisfactory audit report.

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

Certain information concerning the Company’s obligors for the past two fiscal years (based on credit information compiled at the time of loan origination) is set forth in the following table:

	April 30,
	2005	2006
Average monthly gross income	$4,468	$4,528
Average ratio of consumer debt to gross income	37%	37%
Average years in current employment	7	7
Average years in current residence	6	6
Residence owned	52%	52%
Residence rented	40%	42%
Other residence arrangements (1)	8%	6%

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

	April 30,
	2005	2006
New Vehicles:
Percentage of portfolio (1)	23%	22%
Number of receivables outstanding	3,669	4,403
Average amount at date of origination	$22,708	$23,750
Average term (months) at date of origination (2)	68	70
Average remaining term (months) (2)	44	47
Average monthly payment	$490	$497
Average annual percentage rate	14.5%	14.3%
Used Vehicles:
Percentage of portfolio (1)	77%	78%
Number of receivables outstanding	14,457	18,506
Average age of vehicle at date of origination (years)	2	2
Average amount at date of origination	$18,392	$19,297
Average term (months) at date of origination (2)	61	63
Average remaining term (months) (2)	53	45
Average monthly payment	$423	$432
Average annual percentage rate	13.8%	14.1%

(1)             Calculated on the basis of dollar value of receivables outstanding as of the date indicated.

(2)             Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average contractual term of receivables included in a portfolio will not correspond with actual average life.

Financing Arrangements

General.  The Company’s financing strategy is to utilize credit and commercial paper facilities with financial institutions to fund originations.  When sufficient volume is originated, the Company will complete an on balance sheet securitization and issue term notes, thereby freeing up capacity in the warehouse and credit facilities.  Additionally, the Company has a working capital term loan that is utilized for working capital and general corporate purposes.  Lastly, the Company has an agreement with a limited partnership that is affiliated with a current shareholder and member of the board of directors, to borrow up to $2.5 million.  Proceeds of the borrowings are to be used to fund private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan and for general corporate purposes. The following chart summarizes the borrowing status at April 30, 2006, under these facilities:

Facility Type	Outstanding Balance	Available Credit	Total
FIRC Credit Facility	$47,079,677	$2,920,323	$50,000,000
FIARC Commercial Paper Facility	—	150,000,000	150,000,000
Term Notes	316,584,564	—	316,584,564
Working Capital Term Loan	16,454,329	7,045,671	23,500,000
Shareholder	2,500,000	—	2,500,000
Total	$382,618,570	$159,965,994	$542,584,564

Please see Note 7 to the consolidated financial statements for further information regarding interest rates, expiration dates and other terms of the various facilities.

Risk Areas

Warehouse Credit Facilities.  The Company’s credit and commercial paper facilities with financial institutions, collectively referred to as warehouse credit facilities, are renewed periodically. On December 15, 2005, the maturity date of the FIRC facility was extended to February 14, 2007.  No other material changes were made.  The FIARC commercial paper facility expired on February 15, 2006, and after an extension through March 16, 2006 was renewed until February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  If the facility is not extended beyond the maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be funded under the credit facility.  The Company intends to seek a renewal of the facilities from its lenders prior to maturity.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that these credit facilities will not be renewed.  If these facilities are not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

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

Loan Covenants.  The documentation governing each of the Company’s financing arrangements contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and working capital facility or the termination of the commercial paper facilities. Through the operation of the collateral agency arrangements, which are in the nature of a “lock-box” security device covering the collection of principal and interest on almost all of the Company’s receivables, such a default could cause the immediate termination of the Company’s primary sources of liquidity. The Company was not in default with respect to any covenants governing these financing arrangements at April 30, 2006.

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

The premiums that the Company paid during its past fiscal year for its three credit enhancement insurance coverages, of which the largest component is the basic ALPI insurance, represented approximately 1.9% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2004, 2005 and 2006 were $3,066,131, $3,669,198, and $3,768,534, respectively, and accounted for 3.5%, 2.3% and 1.4% of the aggregate principal balance of the receivables originated during such respective periods.

 In April 1994, the Company organized First Investors Insurance Company (the “Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. As of April 30, 2006, gross premiums had been ceded to the Insurance Subsidiary since its inception by National Union in the amount of $38,876,337 and the Insurance Subsidiary reimbursed National Union for aggregate reinsurance claims in the amount of $9,785,667. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2006, the Insurance Subsidiary had capital and surplus of $2,766,495 and unencumbered cash reserves of $1,442,680 in addition to $3,430,734 in a trust account.

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

A surety bond issued by MBIA Insurance Corporation enhances the 2005-A Term Notes issued on May 5, 2005. The surety bond provides payment of principal and interest to the note holders in the event of payment default by the 2005-A Trust. MBIA is paid a surety premium equal to 0.35% per annum on the outstanding balance of the 2005-A Term Notes. The surety bond was issued for the term of the underlying notes, which mature on July 16, 2012. Termination of the surety bond would result in default under the governing documents.

A surety bond issued by MBIA Insurance Corporation enhances the 2006-A Term Notes issued on January 26, 2006. The surety bond provides payment of principal and interest to the note holders in the event of payment default by the 2006-A Trust. MBIA is paid a surety premium equal to 0.28% per annum on the outstanding balance of the 2006-A Term Notes. The surety bond was issued for the term of the underlying notes, which mature on April 15, 2013. Termination of the surety bond would result in default under the governing documents.

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

Employees

The Company had 193 employees as of April 30, 2006, including 100 located at its headquarters in Houston, 89 located at its loan servicing center in Atlanta and 4 regional marketing representatives. The Company’s employees are covered by group health insurance.  Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan effective the first enrollment period after 90 days of employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant’s voluntary contributions up to a maximum voluntary contribution of 3% of the participant’s compensation. In fiscal years 2006, 2005, and 2004, the Company recorded matching contributions to the 401(k) plan of $42,168, $23,425, and $40,062, respectively.  Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company.  The Deferred Compensation Plan was terminated during the fourth quarter of the fiscal year 2005 in response to changes in the tax law associated with such plans.  The assets in the plan were distributed to the particpants.

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

The Company’s offices in suburban Atlanta consist of approximately 28,133 square feet on the third and fourth floors of a four-story office building. This space is held under a lease requiring average annual rentals of approximately $519,000 and expiring on December 31, 2015, with an option to renew for an additional five years at the market rate then prevailing.  The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS

Other than as discussed herin, the Company is not a party to any material litigation and is currently not aware of any threatened litigation that could have a material adverse effect on the Company’s business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s securities holders during the fourth quarter of the past fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock was traded on the NASDAQ National Market System, under the symbol “FIFS” from the completion of the Company’s initial public offering on October 4, 1995 through December 1, 2004.  On December 2, 2004, the Company’s common stock started trading on the over-the-counter bulletin board market. High and low closing prices of the common stock are set forth below for the periods indicated.

Three Months Ended	High	Low
April 30, 2006	$8.00	$6.91
January 31, 2006	$8.30	$6.15
October 31, 2005	$6.50	$4.51
July 31, 2005	$4.75	$4.53
April 30, 2005	$5.00	$4.25
January 31, 2005	$5.25	$4.00
October 31, 2004	$5.35	$4.00
July 31, 2004	$5.51	$4.57
April 30, 2004	$5.60	$4.87
January 31, 2004	$5.50	$3.81
October 31, 2003	$5.10	$4.30
July 31, 2003	$4.54	$3.92

As of May 31, 2006, there were approximately 20 shareholders of record of the Company’s common stock.  The Company believes that the number of beneficial owners is significantly greater than the number of shareholders of record.

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

During the twelve months ended April 30, 2006 and 2005, the Company repurchased -0- and 588,576 shares of common stock, respectively.  The quarterly detail of such repurchases appears below.

Three Months Ended	# of Shares Repurchased	Wtd. Avg. Price/Share
July 31, 2004	—	—
October 31, 2004	900	$4.35
January 31, 2005	587,676	$4.24
April 30, 2005	—	—
July 31, 2005	—	—
October 31, 2005	—	—
January 31, 2006	—	—
April 30, 2006	—	—

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for each of the five fiscal years ended April 30, 2006, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except per share data).  As reflected in the Company’s Form 10-K filed November 29, 2002, the Company restated its consolidated financial statements as of April 30, 2002 and 2001, and for the three years ended April 30, 2002 to correct for certain prior period misstatements that were discovered by the Company as it was performing additional control procedures adopted during the first quarter 2003 period at the request of its new accounting firm, Grant Thornton LLP.  The restatement related to overstated balances that should have been identified by the Company upon conversion from a third party servicer.  The restatement impacted certain restricted cash, deferred expenses, receivables held for investment, and tax balances as reported, but it did not affect the Company’s free liquidity position or debt position. Restricted cash, deferred expenses, receivables held for investment, and tax balances have been adjusted for the restatement for all applicable years.

	Year Ended April 30,
	2002	2003	2004	2005	2006
Statement of Operations:
Interest income	$37,547	$32,940	$30,498	$28,272	$39,300
Interest expense	13,710	10,166	8,438	7,616	15,042
Net interest income	23,837	22,774	22,060	20,656	24,258
Provision for credit losses	8,941	10,338	12,428	9,520	7,503
Loss on Receivables Acquired for Investment and Trust Certificates	1,260	—	—	—	—
Net interest income after provision for credit losses and loss on Receivables Acquired for Investment and Trust Certificates	13,636	12,436	9,632	11,136	16,755
Servicing revenue	—	1,080	4,889	3,398	1,884
Other finance charges and fees	1,176	1,220	1,666	2,439	2,432
Insurance products	—	—	107	735	928
Income from investment	—	418	1,009	669	413
Other interest income	682	283	460	427	1,371
Other income	—	—	139	660	586
Realized and unrealized loss on interest rate derivative positions	(121)	(329)	(34)	(373)	(175)
Total other income	1,737	2,672	8,236	7,955	7,439
Salaries and benefits	7,902	7,785	8,538	8,917	10,506
Operating expenses	2,613	2,488	5,098	4,801	3,965
General and administrative	4,238	3,554	3,723	3,732	4,655
Other interest expense	785	643	468	565	1,323
Total operating expenses	15,538	14,470	17,827	18,015	20,449
Income (Loss) before provision (benefit) for income taxes and minority interest	(165)	638	41	1,076	3,745
Provision (Benefit) for income taxes	(178)	191	19	392	1,300
Minority interest	322	114	(11)	—	—
Net income (Loss)	$(309)	$333	$33	$684	$2,445

Basic net income (loss) per common share	$(0.06)	$0.07	$0.01	$0.14	$0.55
Diluted net income (loss) per common share	$(0.06)	$0.07	$0.01	$0.14	$0.53

	As of April 30,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Receivables Held for Investment, net	$224,263	$231,693	$210,967	$249,618	$377,399
Restricted cash	23,409	19,303	19,037	19,097	25,538
Interest rate derivative positions	3,119	4,105	—	—	—
Other assets	15,122	17,895	15,752	14,795	16,351
Total assets	$265,913	$272,996	$245,756	$283,510	$419,288
Debt:
Term notes	$183,260	$87,359	$164,718	$70,051	$316,585
Acquisition term facility	3,671	—	—	—	—
Warehouse credit facilities	31,213	141,945	42,706	171,562	47,080
Working capital facility	11,798	8,715	8,761	10,500	16,454
Other borrowings	525	746	—	2,500	2,500
Interest rate derivative positions	5,886	5,248	—	—	—
Other liabilities	2,042	1,758	2,267	3,405	8,549
Minority interest	932	732	—	—	—
Shareholders’ equity	26,586	26,493	27,304	25,492	28,120
Total liabilities and shareholders’ equity	$265,913	$272,996	$245,756	$283,510	$419,288

Reclassifications.  Certain reclassifications have been made to the 2002, 2003, 2004 and 2005 amounts to conform to the 2006 presentation.

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

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.   SFAS No. 114, Accounting by Creditors for Impairment of a Loan, does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

General

Net income for the year ended April 30, 2006, was $2,445,153 or $0.55 per common share.  Net income for the years ended April 30, 2005, was $683,529 or $0.14 per common share.  For the year ended April 30, 2006, the Company experienced a significant increase in loan origination volume, a resulting growth in the average portfolio of receivables outstanding, lower credit losses, an increase in other interest income, and lower collection-related expenses than for the year ended April 30, 2005.  These were partially offset by lower servicing revenue, lower net interest margin due to lower effective yields, a higher cost of borrowing for the year ended April 30, 2006, and higher salary expense to support the increase in origination volume.  Net income for the year ended April 30, 2004, was $33,563 or $0.01 per common share.  See Results of Operations.

Overview

The primary source of the Company’s revenues is interest income from receivables retained as investments and servicing income, while its primary cost has been interest expense arising from the financing of the Company’s investment in such receivables. The profitability of the Company has been impacted by the growth of the receivables portfolio, inclusion of two new servicing transactions, and effective management of net interest income and fixed operating expenses. In fiscal 2006, First Investors Servicing Corporation (“FISC”) performed servicing and collection functions on an average portfolio balance of $475 million of loans.

The Company’s managed receivables are (dollars in thousands):

	As of or for the
	Year Ended April 30,
	2005	2006
Receivables Held for Investment:
Number	18,126	22,909
Principal balance	$245,582	$368,878
Average principal balance of receivables outstanding during the twelve-month period	$220,397	$314,227
Average principal balance of receivables outstanding during the three-month period	$235,752	$349,794
Other Servicing:
Number	14,166	9,944
Principal balance	$193,763	$105,712
Average principal balance of receivables outstanding during the twelve-month period	$238,421	$145,964
Total Managed Receivables Portfolio:
Number	32,292	32,853
Principal balance	$439,345	$474,590
Average principal balance of receivables outstanding during the twelve-month period	$458,818	$460,191

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Year Ended April 30,
	2005	2006
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	12.9%	12.5%
Average cost of debt (2)	3.5%	4.7%
Net interest spread (3)	9.4%	7.8%
Net interest margin (4)	9.4%	7.7%

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

	Year Ended April 30,
	2005	2006
Receivables Held for Investment:
Principal balance, beginning of period	$208,679	$245,582
Originations	158,017	254,313
Principal payments and payoffs	(100,915)	(108,100)
Defaults prior to liquidations and recoveries	(20,199)	(22,917)
Principal balance, end of period	$245,582	$368,878

Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See discussion on delinquency and credit loss experience.

Analysis of Net Interest Income

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $24.3 million in 2006, an increase of 17.4% when compared to amounts reported in 2005 and an increase of 10.0% when compared to amounts reported in 2004.

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

	Year Ended April 30,
	2004 to 2005			2005 to 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Average		Total Net	Average		Total Net
	Principal	Average	Increase	Principal	Average	Increase
	Amount	Rate	(Decrease)	Amount	Rate	(Decrease)
Receivables Held for Investment:
Interest income	$(100)	$(2,127)	$(2,227)	$12,127	$(1,099)	$11,028
Interest expense	(355)	(467)	(822)	3,528	3,898	7,426
Net interest income	$255	$(1,660)	$(1,405)	$8,599	$(4,997)	$3,602

Results of Operations

Fiscal Year Ended April 30, 2006, Compared to Fiscal Year Ended April 30, 2005 (dollars in thousands)

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

Executive Summary.  Net income for the year ended April 30, 2006 was $2,445 compared to $684 for the year ended April 30, 2005.  Basic earnings per common share were $0.55 and $0.14 and diluted earnings per common share were $0.53 and $0.14 for the years ended April 30, 2006, and April 30, 2005, respectively.

The 258% increase in net income for the year ended April 30, 2006 compared to April 30, 2005 is due primarily to an increase in net interest income and other interest income, and a decline in provision for credit losses during the

2006 period.  The increase in net interest income was due to a 43% increase in the average portfolio of Receivables Held for Investment, partially offset by (i) a 46% increase in the average debt balance and (ii) an increase in the average cost of debt from 3.5% during 2005 to 4.7% during 2006 as a result of two securitizations and an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.  Provision for credit losses decreased 21% during the year as a result of lower repossessions and charge-offs and improving recovery rates.  This improvement in overall credit quality is due to (i) improvements in general economic conditions including a lower unemployment rate, (ii) an increase in the percentage of loans originated under the Direct Program which exhibit much lower default rates than the Indirect Program and (iii) higher recovery rates on the sale of repossessed collateral due to improvements in the used car market.  Other interest income increased 134% due to (i) an increase in average cash due to increased collections as a result of a 43% increase in the average portfolio of Receivables Held for Investment in 2006 and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

These factors were partially offset by (i) a 45% decrease in servicing income, (ii) an 18% increase in salaries and benefits, and (iii) a 381% increase in legal fees.  The decline in servicing revenue and income from investment is due to a decrease in the portfolio of receivables serviced for third parties and a decrease in the portfolio of receivables serviced on behalf of FARC.  The increase in salaries and benefits is primarily due to a 61% increase in the average portfolio of Receivables Held for Investment, partially offset by a decrease in staff due to the decrease in the Company’s serviced portfolio.  The increase in legal fees is primarily due to settlement costs and legal fees totaling $800 associated with defending and settling a lawsuit brought against a wholly-owned subsidiary of the Company.

Interest Income. Total interest income for the year ended April 30, 2006 increased to $39,300 compared to $28,272 for the year ended April 30, 2005.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of prepayments and charge-offs.  Interest income on Receivables Held for Investment increased 39% for the year ended April 30, 2006 compared to the year ended April 30, 2005.  This is primarily due to a 43% increase in the average portfolio of Receivables Held for Investment, partially offset by a 35 basis point reduction in the average effective yield  during the year ended April 30, 2006  due to (i) a lower weighted average interest rate on the performing portfolio which reflects the Company’s increased focus on receivables originated directly to consumers which typically carry lower interest rates and (ii) the overall competitive environment for receivables originated through dealerships.

Interest Expense. Interest expense for the year ended April 30, 2006 increased to $15,042 compared to $7,616 for the year ended April 30, 2005. Interest expense on Receivables Held for Investment increased 98% for the year ended April 30, 2006.  The increase in interest expense is primarily due to (i) a 46% increase in the average debt outstanding during 2006 due to a 43% increase in the average portfolio of Receivables Held for Investment and (ii) an increase in the average cost of debt from 3.5% during 2005 to 4.7% during 2006 as a result of two securitizations and an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

Provision for Credit Losses. The provision for credit losses for the year ended April 30, 2006 decreased to $7,503 as compared to $9,520 for the year ended April 30, 2005. The decrease in provision for credit losses is primarily due to (i) improving economic trends, (ii) a change in portfolio mix to loans originated directly with the customer which typically have a lower loss frequency and (iii) the increase in recovery rates on repossessions and general defaults.

Net charge-offs for the year ended April 30, 2006 decreased to $7,420 compared to $9,470 for the year ended April 30, 2005.  The decrease in net charge-offs for the year ended April 30, 2006 is primarily due to (i) a decrease in loss frequency and loss severity from repossessions and (ii) an increase in recoveries from defaulted loans.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200,000 of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276,000 of installment loan receivables for unrelated third parties.  Servicing revenue decreased to $1,884 for the year ended April 30, 2006 compared to $3,399 for year ended April 30, 2005.  The decrease in servicing revenue for the year ended April 30, 2006 is due to the liquidation of serviced receivables during 2006.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

 Insurance Products.  Insurance products revenue increased to $928 for year ended April 30, 2006, compared to $735 for the year ended April 30, 2005.  The increase is due to an increase of 61% in loan originations for the year ended April 30, 2006.  This is partially offset by lower gross margins due to the Company’s increased costs in purchasing the insurance products.  Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Income from Investment.  Income from investment decreased to $413 for the year ended April 30, 2006 compared to $669 for the year ended April 30, 2005.  The decrease in income from investment is due to the liquidation of serviced receivables during the year.  Revenue derived from income from investment will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Interest Income. Other interest income increased to $1,371 for the year ended April 30, 2006, compared to $427 for the year ended April 30, 2005.  The increase in other interest income is due to (i) an increase in average cash due to increased collections as a result of a 43% increase in the average portfolio of Receivables Held for Investment in 2006, (ii) an increase in restricted cash due to prefunding accounts related to securitizations,  and (iii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

Realized and Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  The net losses of $175 for the year ended April 30, 2006 and $373 for the year ended April 30, 2005 are principally due to the termination and mark to market of these positions.  The realized loss recognized during 2006 and 2005 was the result of the termination of certain interest rate cap agreements which are required by the credit enhancement provider under the FIARC Credit Facility. The agreements were terminated in connection with the issuance of the 2005-A term notes on May 5, 2005 and the issuance of the 2006-A term notes issued on January 26, 2006.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $10,505 for the year ended April 30, 2006, compared to $8,917 for the year ended April 30, 2005.  The increase is primarily due to an increase in staff due to a 61% increase in loan originations for the year ended April 30, 2006.  This is partially offset by a decrease in staff associated with a decrease in the Company’s serviced portfolio.  The overall number of employees of the Company is primarily correlated to (i) the total number of receivables managed, since the majority of the Company’s employees are involved in loan collection activities and (ii) origination growth rates which require additional marketing and credit underwriting personnel.

Operating Expenses. Operating expenses decreased to $3,965 for the year ended April 30, 2006, compared to $4,801 for the year ended April 30, 2005.  The decrease in operating expenses for the fiscal year 2006 period is due to the decreased servicing costs associated with improvements in delinquency and repossession rates and a decline in total managed receivables.  Overall operating expenses are generally correlated to the total number of receivables managed by the Company, delinquency and repossession rates and the composition of loans originated between indirect and direct consumer loans.  The decrease for the year ended April 30, 2006 was primarily due to an increase in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs.  Although expenses increased during the year, the Company was able to capitalize a higher level of these expenses due to the significant increase in origination volume and increased efficiency in its loan origination functions.  The decline in operating expenses was also positively impacted by lower collection-related costs as a result of improving credit quality.

General and Administrative. General and administrative expenses increased to $4,655 for the year ended April 30, 2006, compared to $3,732 for the year ended April 30, 2005.  The year ended April 30, 2006 experienced an increase in professional fees due to the Company’s defense of a class action lawsuit.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

For the year ended April 30, 2006, the Company incurred legal expenses of $350 and settlement costs of $450 in connection with its defense and settlement of a class action lawsuit filed against a wholly-owned subsidiary alleging violations of the Fair Credit Reporting Act.  The Company’s decision to settle the lawsuit was prompted by the trial court’s granting the plaintiff’s motion for summary judgment on January 20, 2006.  The Company and its counsel believe that the court’s ruling is contrary to the statute and the facts in the case, and believe that an appeal would be successful.  However, given the trial court’s ruling, the Company concluded that settlement is preferable to continuing to incur the costs associated with the appeal and defense of the lawsuit.

Other Interest Expense. Other interest expense increased to $1,323 for year ended April 30, 2006, compared to $565 for the year ended April 30, 2005. The increase was primarily due to (i) a 40% increase for the year ended April 30, 2006 in the average outstanding borrowings on the Company’s working capital line and (ii) the related party note having an outstanding balance of $2,500 for the entire year ended April 30, 2006, as compared to an outstanding balance of $2,500 for one month for the year ended April 30, 2005.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200,000 of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276,000 of installment loan receivables for unrelated third parties.  Servicing revenue decreased to $3,399 for the year ended April 30, 2005 compared to $4,889 for year ended April 30, 2004.  The decrease in servicing revenue for the year ended April 30, 2005 is due to the liquidation of serviced receivables during 2005.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Finance Charges and Fees. Other finance charges and fees increased to $2,439 for the year ended April 30, 2005, compared to $1,666 for the year ended April 30, 2004.  The increase is attributable to (i) increased collections and payments allocated to late fees and other income as a result of changes made to the methodology under which the Company allocated cash received to interest, uncollected fees and principal and (ii) an increase in loans originated for a third party.  Income derived from late fees and collection activities are recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.

Other finance charges and fees are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment methods and growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance and warranty products.

Insurance Products. Insurance products revenue increased to $735 for the year ended April 30, 2005 from $107 for the year ended April 30, 2004.  The increase is due to the Company selling insurance products for the entire year ended April 30, 2005 as opposed to the Company only selling insurance products for part of the year for the year ended April 30, 2004.

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

Realized and Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  The net losses of $373 for the year ended April 30, 2005 and $34 for the year ended April 30, 2004 are principally due to the termination and mark to market of these positions.   The realized loss recognized during 2005 was the result of the termination of certain interest rate cap agreements which are required by the credit enhancement provider under the FIARC Credit Facility. The agreements were terminated in connection with the issuance of the 2005-A term notes on May 5, 2005.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $8,917 for the year ended April 30, 2005, compared to $8,538 for the year ended April 30, 2004.  The increase is primarily due to (i) higher benefits costs and higher staffing levels required to accommodate the increase in direct lending activities, and (ii) an increase in temporary labor to support increased origination volume.  This is partially offset by a decrease in salaries and benefits due to the consolidation and restructuring of certain management positions and a decline in loan collections and customer service personnel as a result of the decline in total managed receivables.  The overall number of employees of the Company is primarily correlated to (i) the total number of receivables managed, since the majority of the Company’s employees are involved in loan collection activities and (ii) origination growth rates which require additional marketing and credit underwriting personnel.

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

Liquidity and Capital Resources

Sources and Uses of Cash Flows.  The Company’s business requires significant cash flow to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire receivables from dealers and fund required reserve accounts, (ii) amounts necessary to fund premiums for credit enhancement insurance or other credit enhancements required by the Company’s financing programs, and (iii) amounts necessary to fund costs to retain receivables, primarily interest expense. The Company also requires a significant amount of cash flow for working capital to fund fixed operating expenses, primarily salaries and benefits.

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $254 million of Receivables Held for Investment for 2006 compared to $158 million in 2005.

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

The Company’s most significant source of cash flow is the principal and interest payments received from its receivable portfolios.  The Company received such payments in the amount of $146 million in 2006 and $129 million in 2005.  These funds are used to repay the amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense and servicing and custodial fees.  During the years ended April 30, 2006 and 2005, the Company required net cash of $108 million and $29 million, respectively, as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of April 30, 2006, the Company had $153 million of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.  At April 30, 2006 and 2005 the Company’s unencumbered cash was $3,380,367 and $2,413,738 respectively.  Cash and servicing fees collected after year-end, but related to the prior year’s activity totaled $153,661 and $271,127 as of April 30, 2006 and 2005, respectively.  The decrease in cash and servicing fees collected after year-end is primarily due to the decrease in the amount of third party loans serviced as of April 30, 2006.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

Contractual Obligations.  The following table summarizes the expected scheduled payments, excluding interest, where applicable, under the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	<1 yr	1-3 yrs	3-5 yrs	>5 yrs
Warehouse credit facility obligations (1)	$47,079,677	$18,911,189	$24,749,323	$3,419,165	$—
Term note obligation (1)	316,584,564	127,167,195	166,425,389	22,991,980	—
Working capital facility obligation (1)	16,454,329	6,609,453	8,649,879	1,194,997	—
Related party note obligation	2,500,000	—	2,500,000	—	—
Operating lease obligations	6,833,310	999,095	1,592,570	1,631,184	2,610,461
Total	$389,451,880	$153,686,932	$203,917,161	$29,237,326	$2,610,461

(1)               Yearly contractual obligations may vary as principal payments are determined by cash received on the underlying asset, and may differ from the expected scheduled payments.

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

Financing Arrangements.  The Company finances its loan originations through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005.  In November, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  In May, 2005, the Company issued $175 million in Term Notes secured by a discrete pool of receivables.  In January, 2006, the Company issued $189 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 4.5% and 3.5% for the fiscal years ending April 30, 2006 and 2005, respectively.

Warehouse Facilities as of April 30, 2006

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At April 30, 2006
FIARC	$150,000,000	—	Commercial paper rate plus .3%	.25% of Unused Facility	.35%	4.9%
FIRC	$50,000,000	$47,079,677	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.5%

Warehouse Facilities - Credit Enhancement as of April 30, 2006

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is originated by the Company and the applicable premiums are prepaid for the life of the receivable. Generaly, each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks.  The Company carries these coverages at its sole expense, and neither the vehicle purchasers nor the dealers are charged for the coverages nor are they usually aware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during fiscal year 2006 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 1.9% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2004, 2005 and 2006 were $3,066,131, $3,669,198, and $3,768,534, respectively, and accounted for 3.5%, 2.3% and 1.4% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2006, the Insurance Subsidiary had capital and surplus of $2,766,495 and unencumbered cash reserves of $1,442,680 in addition to $3,430,734 in a trust account.

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

FIARC – Credit Enhancement for the FIARC warehouse facility is provided to the commercial paper investors by a 6% overcollaterization level and a cash reserve account equal to 1% of the receivables held by FIARC.  The Company is not a guarantor of, or otherwise a party to, such commercial paper.

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	February 14, 2007	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility.
FIRC	Wachovia	February 14, 2007	The loan would convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity.

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until February 14, 2007.  On June 15, 2004, the FIRC facility was extended to $65 million, and reverted back to $50 million on September 13, 2004.  As of April 30, 2005 and 2006, there was $43.6 and $47.1 million, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  As of April 30, 2005 and 2006, there was $127.9 and $-0- million, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of April 30, 2006.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$37,714,745	2.58%
2005-A Class 2	May 5, 2005	$106,493,000	July 16, 2012	$106,161,988	4.23%
2006-A Class 1	January 26, 2006	$32,000,000	January 16, 2007	$15,647,831	4.57%
2006-A Class 2	January 26, 2006	$47,000,000	March 16, 2009	$47,000,000	4.87%
2006-A Class 3	January 26, 2006	$74,000,000	February 15, 2011	$74,000,000	4.93%
2006-A Class 4	January 26, 2006	$36,060,000	April 15, 2013	$36,060,000	5.00%

Credit enhancement on the Term Note is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,065,891 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2005 and 2006, the outstanding principal balances on the 2003-A term notes were $70,050,511 and $37,714,745, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,427,619 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term Notes is December 17, 2007 and July 16, 2012, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of  April 30, 2006, the outstanding principal balances on the 2005-A Class A-1 and Class A-2 term notes were $-0- and $106,161,988, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”) completed the issuance of $32,000,000 of 4.57% Class A-1 asset-backed notes, $47,000,000 of 4.87% Class A-2 asset-backed notes, $74,000,000 of 4.93% Class A-3 asset-backed notes, and $36,060,000 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939,112, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 notes, the 2006 Auto Trust also issued a $2,879,112 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,445,709 were used to (i) fund a $40,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519,391 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1, Class A-2, Class A-3, and Class A-4 Term Notes is January 16, 2007, March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2006, the outstanding principal balances on the 2006-A Class A-1, Class A-2, Class A-3, and Class A-4 term notes were $15,647,831, $47,000,000, $74,000,000 and $36,060,000, respectively.

      Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9 million to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23.5 million, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  As of April 30, 2005 and 2006, there was $10,500,000 and $16,454,329, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the

Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2.5 million outstanding under these facilities as of April 30, 2005 and 2006.  For the fiscal years ended April 30, 2004, 2005, 2006, the Company recorded interest expense under these facilities of $67,676, $17,808 and $250,000, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at April 30, 2006.

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

During fiscal year 2006, as a requirement of the FIARC commercial paper facility, the Company entered into seven interest rate cap transactions, with a strike rate of 6%.  The aggregate initial notional amount of the caps was $131,710,159 which amortizes over six years.  The Company paid $449,746 in premium to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as realized gains or losses and reflected in net income On January 26, 2006, the Company terminated all interest rate caps outstanding in exchange for proceeds of $275,000.  The caps were terminated following the repayment of all balances outstanding under the FIARC facility prior to the issuance of the 2006-A Term Notes.  As a result, a realized loss of $174,746 was incurred relative to the aggregate market value of the interest rate caps.

During fiscal year 2005, as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions, with strike rates between 5% and 6%.  The aggregate initial notional amount of the caps was $126,086,843 which amortized over six years.  The Company paid an aggregate of $1,213,097 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  On April 28, 2005, the Company terminated all interest rate caps outstanding in exchange for proceeds of $840,000.  The caps were terminated following the repayment of all amounts outstanding under the FIARC facility prior to the issuance of the 2005-A term notes.  As a result, a realized loss of $373,097 was incurred relative to the aggregate market value of the interest rate caps.

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

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,332,342 as of April 30, 2006 and $2,248,599 as of April 30, 2005 as a percentage of Receivables Held for Investment of $368,878,300 as of April 30, 2006 and $245,581,749 as of April 30, 2005 was 0.6% and 0.9%, respectively.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which cover the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $7,503,245, $9,519,607, and $10,337,718 have been recorded for the years ended April 30, 2006, April 30, 2005, and April 30, 2004, respectively.

The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 114, Accounting by Creditors for Impairment of a Loan, does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  Effective the quarter ended April 30, 2005, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  Despite the increase in allowance associated with the higher delinquency loans and bankrupt accounts, the total allowance for loan losses decreased during the period as a percentage of Receivables Held for Investment due to improving overall delinquency trends and lower repossession and loss rates.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, they are reported in earnings in the period they become known.

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	As of or for the Year Ended April 30,
	2005		2006
	Number		Number
	of Loans	Amount	of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	164	$1,414	106	$1,016
60 - 89 days	40	404	31	148
90 days or more	71	496	14	156
Total delinquencies	275	$2,314	151	$1,320
Total delinquencies as a percentage of outstanding receivables.	1.6%	0.9%	0.7%	0.4%
Net charge-offs as a percentage of average receivables outstanding during the period		4.3%		2.4%

(1)                                  Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

The lower annualized charge-off rate results from a lower number of repossessions coupled with higher recovery rates on the repossessed collateral.

As of April 30, 2006, there were 239 accounts totaling $2,462,970 that were in bankruptcy status and were more than 30 days past due.  As of April 30, 2005, there were 483 accounts totaling $4,627,082 that were in bankruptcy status and were more than 30 days past due.   As of April 30, 2006 and 2005, 92% and 90%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have a financial statement impact at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, was issued. This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial position, cash flows and results of operations.

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

SFAS No. 123(R) is effective as of the beginning of the fiscal year that begins after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to such awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.  The Company expects compensation expense related to SFAS No. 123(R) to be approximately $169,000 for the fiscal year ending April 30, 2007.

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

As of April 30, 2006, the Company had $63.5 million of floating rate secured debt outstanding.  For every 1% increase in the commercial paper rate or LIBOR annual after-tax earnings would decrease by approximately $416,148 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of April 30, 2005, the Company had $182.1 million of floating rate secured debt outstanding.  For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $1,192,507 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2006 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the year ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, other than increased controls surrounding the Company’s reporting for income taxes.  Historically, the Company has utilized third parties to prepare federal and state tax returns, and to provide accounting entries to record differences between the current and deferred tax accounts on the Company’s balance sheet.  In an effort to provide adequate assurances that federal and state tax returns continue to be filed in a timely and accurate manner, and specifically to ensure that entries made to record current and deferred tax assets and liabilities are fully documented, the Company has instituted additional reconciliation and testing procedures which will enhance internal controls and provide additional information to management on the nature of these assets and liabilities.  The Company has also elected to engage a national accounting firm to provide advisory and compliance services with respect to the Company’s federal and state tax obligations.

Part III

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS

Information responsive to this item appears under the caption “Election of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders expected to be held on September 6, 2006, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information related to the nomination of directors appears under the caption “Corporate Governance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders expected to be held on September 6, 2006, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information related to the Company’s Code of Business Conduct and Ethics, adopted April 28, 2004, appears under the caption “Corporate Governance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders expected to be held on September 6, 2006, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.  The Code of Business Conduct and Ethics has also been filed under Item 15 as an exhibit to this Form 10-K.

The Audit Committee of the Board of Directors has designated one or more persons as financial experts.  Information related to the financial expert designation and the Audit Committee appears under the caption “Other Information Concerning the Board of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders expected to be held on September 6, 2006, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11.                 EXECUTIVE COMPENSATION

Information responsive to this item appears under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders expected to be held on September 6, 2006, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this item appears under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders expected to be held on September 6, 2006, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this item appears under the caption “Related Party Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders expected to be held on September 6, 2006, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to this item appears under the caption “Proposal 2: Ratification of appointment of Independent Auditors” in the Company’s proxy statement for the 2006 annual meeting of shareholders expected to be held on September 6, 2006, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

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

10.118(s)	—	Servicing Agreement dated May 5, 2005 between Wells Fargo Bank Minnesota, National Association and First Investors Auto Owner Trust 2005-A.
10.119(s)	—	Administration Agreement dated May 5, 2005 between Wells Fargo Bank Minnesota, National Association, First Investors Financial Services, Inc. and First Investors Auto Owner Trust 2005-A.
10.120(s)	—	Contribution Agreement dated May 5, 2005 between First Investors Financial Services, Inc. and First Investors Auto Funding Corporation.
10.121(t)	—	2005 Employee Stock Option Plan of the Registrant.
10.122(t)	—

Amendment No. 5 to Note Purchase Agreement dated August 15, 2005, between First Investors Residual Funding LP, Variable Funding Capital Corporation, Wachovia Bank, NA, and Wachovia Capital Markets, LLC.

10.123(t)	—	Amendment No. 7 to Security Agreement dated August 15, 2005, between First Investors Residual Funding LP, First Investors Financial Services, Inc., and Wachovia Capital Markets, LLC.
10.124(u)	—	Amended and Restated Trust Agreement dated January 26, 2006 between First Investors Auto Funding Corporation and Wells Fargo Delaware Trust Company.
10.125(u)	—	Indenture dated January 26, 2006 between First Investors Auto Owner Trust 2006-A and Wells Fargo Bank, National Association.
10.126(u)	—	Sale and Allocation Agreement dated January 26, 2006 between First Investors Auto Owner Trust

2006-A, First Investors Auto Funding Corporation, First Investors Servicing Corporation and Wells Fargo Bank, National Association.
10.127(u)	—

Insurance Agreement dated January 26, 2006 between MBIA Insurance Corporation, First Investors Servicing Corporation, First Investors Financial Services, Inc., First Investors Auto Funding Corporation, First Investors Auto Owner Trust 2006-A, Wells Fargo Delaware Trust Company, and Wells Fargo Bank, National Association.

10.128(u)	—	Servicing Agreement dated January 26, 2006 between Wells Fargo Bank, National Association, First Investors Auto Owner Trust 2006-A, and First Investors Servicing Corporation.
10.129(u)	—	Administration Agreement dated January 26, 2006 between Wells Fargo Bank, National Association, First Investors Financial Services, Inc. and First Investors Auto Owner Trust 2006-A.
10.130(u)	—	Contribution Agreement dated January 26, 2006 between First Investors Financial Services, Inc. and First Investors Auto Funding Corporation.
14.1(s)	—	Code of Business Conduct and Ethics adopted April 28, 2004
21.1(j)	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(a)	-	Exhibit previously filed with the Company’s Registration Statement on Form S-1, Registration No. 33-94336 and incorporated herein by reference.
(b)	-	Exhibit previously filed on 1996 Form 10-K and incorporated herein by reference.
(c)	-	Exhibit previously filed on July 31, 1996 First Quarter Form 10-Q and incorporated herein by reference.
(d)	-	Exhibit previously filed on October 31, 1996 Second Quarter Form 10-Q and incorporated herein by reference.
(e)	-	Exhibit previously filed on January 31, 1997 Third Quarter Form 10-Q and incorporated herein by reference.
(f)	-	Exhibit previously filed on July 31, 1997 First Quarter Form 10-Q and incorporated herein by reference.
(g)	-	Exhibit previously filed on January 31, 1998 Third Quarter Form 10-Q and incorporated herein by reference.
(h)	-	Exhibit previously filed on 1998 Form 10-K and incorporated herein by reference.
(i)	-	Exhibit previously filed on October 31, 1998 Second Quarter Form 10-Q and incorporated herein by reference.
(j)	-	Exhibit previously filed on October 2, 1998 Form 8-K and incorporated herein by reference.
(k)	-	Exhibit previously filed on January 31, 1999 Third Quarter Form 10-Q and incorporated herein by reference.
(l)	-	Exhibit previously filed on 1999 Form 10-K and incorporated herein by reference.
(m)	-	Exhibit previously filed on March 21, 2000 Third Quarter Form 10-Q/A and incorporated herein by reference.
(n)	-	Exhibit previously filed on October 31, 2000 Second Quarter Form 10-Q and incorporated herein by reference.
(o)	-	Exhibit previously filed on January 31, 2001 Third Quarter Form 10-Q and incorporated herein by reference.
(p)	-	Exhibit previously filed on January 31, 2002 Third Quarter Form 10-Q and incorporated herein by reference.
(q)	-	Exhibit previously filed on July 31, 2002 First Quarter Form 10-Q/A and incorporated herein by reference.
(r)	-	Exhibit previously filed on January 31, 2004 Third Quarter Form 10-Q and incorporated herein by reference.
(s)	-	Exhibit previously filed on 2004 Form 10-K and incorporated herein by reference.
(t)	-	Exhibit previously filed on 2005 Form 10-K and incorporated herein by reference.
(u)	-	Exhibit previously filed on October 31, 2005 Second Quarter Form 10-Q and incorporated herein by reference.

(v)	-	Exhibit previously filed on January 31, 2006 Third Quarter Form 10-Q and incorporated herein by reference.

(b)  Reports on Form 8-K

Form 8-K filed March 9, 2006 reporting third quarter financial results.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date:	7/27/06	By: /s/ Tommy A. Moore, Jr.
Tommy A. Moore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.

Signature		Title

/s/ Tommy A. Moore, Jr.		President and Chief Executive Officer, Director
Tommy A. Moore, Jr.		(Principal Executive Officer)

/s/ Bennie H. Duck		Vice President and Chief Financial Officer
Bennie H. Duck		(Principal Financial and Accounting Officer)

/s/ John H. Buck		Director
John H. Buck

/s/ Robert L. Clarke		Director
Robert L. Clarke

/s/ Seymour M. Jacobs		Director
Seymour M. Jacobs

/s/ Roberto Marchesini		Director
Roberto Marchesini

/s/ Walter A. Stockard, Jr.		Director
Walter A. Stockard, Jr.

/s/ Daniel M. Theriault		Director
Daniel M. Theriault

Date:	7/27/06

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of First Investors Financial Services Group, Inc.

We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
July 7, 2006

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — APRIL 30, 2005 and 2006

	2005	2006
ASSETS
Receivables Held for Investment, net	$249,618,154	$377,398,623
Cash and Short-Term Investments	2,413,738	3,380,367
Restricted Cash	19,096,858	25,538,237
Accrued Interest Receivable	2,239,798	3,218,275
Assets Held for Sale	942,774	959,537
Other Assets:
Funds held under reinsurance agreement	4,174,814	3,430,434
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $2,684,543 and $3,514,077	5,019,030	5,362,274
Current income taxes receivable	5,233	—
Total assets	$283,510,399	$419,287,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$171,562,153	$47,079,677
Term notes	70,050,511	316,584,564
Working capital facility	10,500,000	16,454,329
Related party note	2,500,000	2,500,000
Other Liabilities:
Accounts payable and accrued liabilities	2,495,260	6,396,987
Income taxes	—	1,385,563
Deferred income taxes payable	910,807	766,223
Total liabilities	258,018,731	391,167,343

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000,000 shares authorized, 5,583,669 issued; 4,411,693 outstanding at April 30, 2005 and 5,626,169 issued; 4,454,193 outstanding at April 30, 2006	5,584	5,627
Additional paid-in capital	18,754,608	18,938,148
Retained earnings	11,198,788	13,643,941
Less, treasury stock, at cost, 1,171,976 shares	(4,467,312)	(4,467,312)
Total shareholders’ equity	25,491,668	28,120,404
Total liabilities and shareholders’ equity	$283,510,399	$419,287,747

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended April 30, 2004, 2005 and 2006

	2004	2005	2006

Interest Income	$30,498,270	$28,271,721	$39,300,092
Interest Expense	8,437,766	7,615,756	15,041,743
Net interest income	22,060,504	20,655,965	24,258,349
Provision for Credit Losses	12,428,175	9,519,607	7,503,245
Net Interest Income After Provision for Credit Losses	9,632,329	11,136,358	16,755,104
Other Income (Expense):
Servicing revenue	4,888,899	3,398,623	1,883,897
Other finance charges and fees	1,665,798	2,438,678	2,431,857
Insurance products	107,236	735,219	927,595
Income from investment	1,009,322	668,774	413,354
Other interest income	460,243	426,630	1,371,217
Other income	138,536	660,443	586,410
Realized and unrealized loss on interest rate derivative positions	(33,737)	(373,097)	(174,746)
Total other income	8,236,297	7,955,270	7,439,584
Costs and Expenses:
Salaries and benefits	8,538,033	8,916,984	10,505,451
Operating expense	5,098,173	4,801,002	3,965,284
General and administrative	3,722,842	3,731,936	4,655,377
Other interest expense	468,153	565,282	1,323,139
Total operating expenses	17,827,201	18,015,204	20,449,251

Income Before Provision for Income Taxes and Minority Interest	41,425	1,076,424	3,745,437
Provision (Benefit) for Income Taxes:
Current	(66,139)	40,088	291,104
Deferred	85,430	352,807	1,009,180
Total provision (benefit) for income taxes	19,291	392,895	1,300,284
Minority Interest	(11,429)	—	—

Net Income	$33,563	$683,529	$2,445,153

Basic Net Income per Common Share	$0.01	$0.14	$0.55
Diluted Net Income per Common Share	$0.01	$0.14	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Years Ended April 30, 2004, 2005 and 2006

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total

Balance, May 1, 2003	5,567	18,678,675	10,481,696	(1,775,865)	(896,789)	26,493,284
Comprehensive income:
Net income	—	—	33,563	—	—	33,563
Reclassification of earnings, net of taxes of $515,477	—	—	—	—	896,789	896,789
Comprehensive income						930,352
Treasury stock purchases				(195,900)		(195,900)
Issuance of common stock	17	75,933	—	—	—	75,950
Balance, April 30, 2004	5,584	18,754,608	10,515,259	(1,971,765)	—	27,303,686
Net income	—	—	683,529	—	—	683,529
Treasury stock purchases	—	—	—	(2,495,547)	—	(2,495,547)
Balance, April 30, 2005	$5,584	$18,754,608	$11,198,788	$(4,467,312)	—	$25,491,668
Net Income	—	—	2,445,153	—	—	2,445,153
Exercise of stock options	43	183,540	—	—	—	183,583
Balance, April 30, 2006	$5,627	$18,938,148	$13,643,941	$(4,467,312)	—	$28,120,404

The accompanying notes are an integral part of this consolidated financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended April 30, 2004, 2005 and 2006

	2004	2005	2006
Cash Flows From Operating Activities:
Net income	$33,563	$683,529	$2,445,153
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	3,822,882	3,880,973	5,152,610
Provision for credit losses	12,428,175	9,519,607	7,503,245
Excess tax benefits related to the exercise of stock options	—	—	20,854
Minority interest	(11,429)	—	—
(Increase) decrease in:
Accrued interest receivable	805,371	336,224	(978,477)
Restricted cash	265,904	(60,111)	(6,441,379)
Deferred financing costs and other assets	(1,778,903)	(217,058)	(1,804,799)
Funds held under reinsurance agreement	(188,794)	7,320	744,380
Current income tax receivable	996,019	2,980	5,233
Interest rate derivative positions	5,002,096	—	—
Increase (decrease) in:
Accounts payable and accrued liabilities	(224)	786,274	3,901,727
Income taxes	—	—	1,385,563
Deferred income taxes payable	508,407	352,807	(144,584)
Interest rate derivative positions	(5,248,080)	—	—
Net cash provided by operating activities	16,634,987	15,292,545	11,789,526
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(90,379,662)	(158,016,891)	(254,313,070)
Payments received from Investment	—	—	660,213
Principal payments from Receivables Held for Investment	88,760,335	100,915,463	108,099,985
Payments received on assets held for sale	7,467,053	6,459,975	7,211,406
Purchase of furniture and equipment	(382,929)	(187,820)	(650,066)
Net cash (used in) provided by investing activities	5,464,797	(50,829,273)	(138,991,532)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	123,751,068	298,087,651	396,702,887
Term notes	139,661,000	—	364,553,000
Working capital facility	2,000,000	2,043,863	5,954,329
Other borrowings	—	2,500,000	—
Principal payments made on—
Warehouse credit facilities	(222,989,779)	(169,231,306)	(521,185,363)
Term notes	(62,301,657)	(94,667,679)	(118,018,947)
Working capital facility	(1,953,375)	(305,006)	—
Other borrowings	(746,280)	—	—
Proceeds from the issuance of common stock	75,950	—	162,729
Treasury stock purchased	(195,900)	(2,495,547)	—
Net cash provided by (used in) financing activities	(22,698,973)	35,931,976	128,168,635
Increase (Decrease) in Cash and Short-Term Investments	(599,189)	395,248	966,629
Cash and Short-Term Investments at Beginning of Period	2,617,680	2,018,490	2,413,738
Cash and Short-Term Investments at End of Period	$2,018,491	$2,413,738	$3,380,367
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the period for—
Interest	$7,807,027	$6,561,342	$13,880,062
Income taxes	(969,690)	37,109	33,218
Noncash operating Activities:
Reclassification of deferred taxes to income taxes	$—	$—	$1,153,764

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004, 2005 and 2006

1.  The Company

Organization.  First Investors Financial Services Group, Inc. (First Investors)  was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS’s wholly-owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), First Investors Servicing Corporation (FISC), FIFS Acquisition Funding Corp. LLC, Farragut Financial Corporation, and First Investors Auto Funding Corporation. First Investors, together with its wholly- and majority-owned subsidiaries, is hereinafter referred to as the Company.

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of April 30, 2006, approximately 30% and 16% of Receivables Held for Investment had been originated in Texas and Georgia, respectively. The Company currently operates in 28 states.

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

On December 24, 2002, the Company purchased 40% of the common stock and an investment in the junior mezzanine debt of First Auto Receivables Corporation (“FARC”).  FARC purchased an approximately $197.5 million portfolio of installment loan receivables from a subsidiary of Union Acceptance Corporation.  FISC performs ongoing servicing and collection activities on the portfolio.

 On March 19, 2003, FISC entered into a servicing agreement with an unrelated third party to service an approximately $300 million portfolio of installment loan receivables purchased from a subsidiary of Union Acceptance Corporation.

In total, at April 30, 2006, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $475 million.

2.  Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of April 30, 2006, the Company does not have any entities under which FIN 46 as amended by Interpretation 46R would apply.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates used by the Company relate to the allowance for credit losses.  See Note 3. Actual results could differ from those estimates.

Receivables Held for Investment.  Receivables Held for Investment represents the aggregate outstanding balance of installment sales contracts and promissory notes originated by the Company through its automobile dealer relationships or directly with consumers.  The Company accrues interest income monthly using the effective interest method.  When a receivable becomes 90 days past due, the income accrual is suspended until the payments become current. When a loan is charged off or the collateral is repossessed, the remaining income accrual is written off.  The Company defers and capitalizes certain expenses related to the origination of receivables held for investment, and amortizes these expenses in proportion to their underlying receivable.

Other Income.  Other Income consists of income received from servicing activities, other finance charges and fees, income from investments, reinvestment revenue, income earned from the sale of GAP insurance and extended service contracts, and realized and unrealized loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Other finance charges and fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment.  Income from the sale of GAP insurance and extended service contracts is recognized when sold as the Company has no further obligation after the sale.  Unrealized loss on interest rate derivatives is recognized when incurred.

Allowance for Credit Losses.  The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.   SFAS No. 114, Accounting by Creditors for Impairment of a Loan, does not apply to loans currently held by the Company because they comprise a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan from six months prior to the aging status as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  Effective the quarter ended April 30, 2005, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  Despite the increase in allowance associated with the higher delinquency loans and bankrupt accounts, the total allowance for loan losses decreased during the period as a percentage of Receivables Held for Investment due to improving overall delinquency trends and lower repossession and loss rates.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

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

Income Taxes.  The Company follows SFAS No. 109, “Accounting for Income Taxes”, which prescribes that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Significant judgement is required in determining income tax provisions and in evaluating tax positions.  The Company has established additional provisions for income taxes, despite its belief that the Company’s tax positions are fully supportable, when there remain certain positions that are subject to challenge and that may not be sustained on review by tax authorities.  Upon the closure of future audits and the expiration of certain statutes of limitations, significant income tax accrual reversals could occur starting the year ending April 30, 2007.

Derivatives.  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.   The Company has determined that it does not meet the criteria for hedge accounting treatment, and accordingly changes in the fair value are recorded as unrealized gains or losses and reflected in the statement of earnings.

Income Per Share.  Income per share amounts are calculated based on net income available to common shareholders divided by the weighted average number of shares of common stock outstanding.

Furniture and Equipment.  Furniture and equipment are carried at cost, less accumulated depreciation. Depreciable assets are amortized using the straight-line method over the estimated useful lives (two to five years) of the respective assets.

Cash and Short-Term Investments.  The Company considers all investments with a maturity of three months or less when purchased to be short-term investments and treated as cash equivalents. See Note 4 for components of restricted cash.

Advertising Costs.  The Company expenses advertising costs as incurred.  As of April 30, 2006, 2005, and 2004, advertising expense was $1,777,873, $1,427,481, and $957,255, respectively.

Treasury Stock.  In September, 2004, the Board of Directors authorized the Company to repurchase up to $1.5 million of the Company’s outstanding common stock.  This plan was subsequently amended in December, 2004, authorizing the repurchase of an additional $1 million of the Company’s outstanding common stock, resulting in the total authorization of $2.5 million to repurchase the Company’s stock.  During the years ended April 30, 2006 and 2005, the Company engaged in the following transactions:

Year Ended April 30, 2005		Year Ended April 30, 2006
# of Shares Repurchased	Wtd. Avg. Price/Share	# of Shares Repurchased	Wtd. Avg. Price/Share
588,576	$4.24	—	—

As a result of the 588,576 shares repurchased during the year ended April 30, 2005, the Company completed the $2.5 million authorized share repurchase plan and, as a result, announced the conclusion of its share repurchase plan originally adopted in December 2001.  Since the inception of the plan, a total of 1,171,976 shares were repurchased at a weighted average price of $3.81 per share.

Stock-Based Compensation.  The Company has an employee stock option plan and a non-employee director stock option plan, which are described more fully in Note 14.  The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount the grantee must pay to acquire the stock. All options awarded under the Company’s plan are granted with an exercise price equal to or greater than the fair market value on the date of the grant.

The following table presents the Company’s pro-forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148.

	Fiscal
	2004	2005	2006

Net Income, as reported	$33,563	$683,529	$2,445,153
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(111,681)	(188,082)	(210,980)
Pro Forma Net Income (Loss)	$(78,118)	$495,447	$2,234,173

Basic Net Income per Common Share, as reported	$0.01	$0.14	$0.55
Diluted Net Income per Common Share, as reported	$0.01	$0.14	$0.53
Basic Net Income (Loss) per Common Share, pro forma	$(0.02)	$0.10	$0.50
Diluted Net Income (Loss) per Common Share, pro forma	$(0.02)	$0.10	$0.48

Reclassifications.  Certain reclassifications have been made to the 2004 and 2005 amounts to conform to the 2006 presentation.

3.  Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2005 and 2006:

	2005	2006
Receivables	$245,581,749	$368,878,300
Unamortized premium and deferred fees (1)	6,285,004	10,852,665
Allowance for credit losses	(2,248,599)	(2,332,342)
Net receivables	$249,618,154	$377,398,623

(1)             Includes premium and discounts paid to dealer plus deferred acquisition cost.

At April 30, 2006, the weighted average remaining term of the receivable portfolio is 46 months and the weighted average contractual interest rate is 13.8%.  Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table.  Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30,
2007	$82,665,403
2008	78,610,565
2009	75,514,271
2010	69,010,558
2011	48,368,107
Thereafter	14,709,396
$368,878,300

Activity in the allowance for credit losses for the years ended April 30, 2004, 2005, and 2006 was as follows:

	2004	2005	2006
Balance, beginning of year	$2,397,216	$2,199,386	$2,248,599
Provision for credit losses	12,428,175	9,519,607	7,503,245
Charge-offs, net of recoveries	(12,626,005)	(9,470,394)	(7,419,502)
Balance, end of year	$2,199,386	$2,248,599	$2,332,342

4.  Restricted Cash

The components of restricted cash at April 30, 2005 and 2006 are as follows:

	2005	2006
Collection and lockbox balances	$12,346,942	$15,503,360
Funds held in trust for receivable funding	786,591	(751,570)
Warehouse credit facility and Term Note reserves (Note 7)	5,713,325	10,536,447
Other	250,000	250,000
Total restricted cash	$19,096,858	$25,538,237

5.  Deferred Financing Costs and Other Assets

        The components of deferred financing costs and other assets at April 30, 2005 and 2006 are as follows:

	2005	2006
Deferred financing costs, net	$886,602	$2,318,018
Investments in FARC	1,685,002	1,024,789
Accounts receivable, trade	1,140,580	424,806
Other, net	354,081	259,047
Loan service fee receivable	271,127	153,661
Software, net	179,375	350,215
Furniture and equipment, net	194,731	372,504
Prepaid expenses	307,532	459,234
Total	$5,019,030	$5,362,274

6.  Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities as of April 30, 2005 and 2006 are as follows:

	2005	2006
Accounts payable	$228,128	$216,048
Accrued expenses	845,357	1,034,672
Accrued salaries and benefits	547,667	1,123,454
Interest payable	486,658	748,768
Fundings payable	279,504	3,201,614
Other	107,946	72,431
Total	$2,495,260	$6,396,987

7.  Debt

The Company finances its loan originations through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159 million in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005.  In November, 2003, the Company issued $140 million in Term Notes secured by a discrete pool of receivables.  In May, 2005, the Company issued $175 million in Term Notes secured by a discrete pool of receivables.  In January, 2006, the Company issued $189 million in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 4.5% and 3.5% for the fiscal years ending April 30, 2006 and 2005, respectively.

Warehouse Facilities as of April 30, 2006

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At April 30, 2006
FIARC	$150,000,000	—	Commercial paper rate plus .3%	.25% of Unused Facility	None	4.9%
FIRC	$50,000,000	$47,079,677	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.5%

Warehouse Facilities – Credit Enhancement as of April 30, 2006

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	Surety Bond
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverages are obtained on each receivable at the time it is originated by the Company and the applicable premiums are prepaid for the life of the receivable. Generaly, each receivable is covered by three separate credit insurance policies, consisting of basic default insurance under a standard auto loan protection policy (known as “ALPI” insurance) together with certain supplemental coverages relating to physical damage and other risks.  The Company carries these coverages at its sole expense, and neither the vehicle purchasers nor the dealers are charged for the coverages nor are they usually aware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during fiscal year 2006 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 1.9% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2004, 2005 and 2006 were $3,066,131, $3,669,198, and $3,768,534, respectively, and accounted for 3.5%, 2.3% and 1.4% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2006, the Insurance Subsidiary had capital and surplus of $2,766,495 and unencumbered cash reserves of $1,442,680 in addition to $3,430,734 in a trust account.

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

FIARC – Credit Enhancement for the FIARC warehouse facility is provided to the commercial paper investors by a 6% overcollaterization level and a cash reserve account equal to 1% of the receivables held by FIARC.  The Company is not a guarantor of, or otherwise a party to, such commercial paper.

Warehouse Facilities – Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	February 14, 2007	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility.
FIRC	Wachovia	February 14, 2007	The loan would convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity.

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50 million commitment level until December 2, 2004, and was subsequently extended until February 14, 2007.  On June 15, 2004, the FIRC facility was extended to $65 million, and reverted back to $50 million on September 13, 2004.  As of April 30, 2005 and 2006, there was $43.6 and $47.1 million, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  As of April 30, 2005 and 2006, there was $127.9 and $-0- million, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of April 30, 2006.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661,000	April 20, 2011	$37,714,745	2.58%
2005-A Class 2	May 5, 2005	$106,493,000	July 16, 2012	$106,161,988	4.23%
2006-A Class 1	January 26, 2006	$32,000,000	January 16, 2007	$15,647,831	4.57%
2006-A Class 2	January 26, 2006	$47,000,000	March 16, 2009	$47,000,000	4.87%
2006-A Class 3	January 26, 2006	$74,000,000	February 15, 2011	$74,000,000	4.93%
2006-A Class 4	January 26, 2006	$36,060,000	April 15, 2013	$36,060,000	5.00%

Credit enhancement on the Term Note is as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661,000 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,726,891, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,065,891 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,656,629 were used to (i) fund a $30,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $573,635 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2005 and 2006, the outstanding principal balances on the 2003-A term notes were $70,050,511 and $37,714,745, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000,000 of 3.57% Class A-1 asset-backed notes and $106,493,000 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of

$175,493,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,920,721, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,427,619 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,487,827 were used to (i) fund a $29,999,898 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509,207 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1 and Class A-2 Term Notes is December 17, 2007 and July 16, 2012, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of  April 30, 2006, the outstanding principal balances on the 2005-A Class A-1 and Class A-2 term notes were $-0- and $106,161,988, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”) completed the issuance of $32,000,000 of 4.57% Class A-1 asset-backed notes, $47,000,000 of 4.87% Class A-2 asset-backed notes, $74,000,000 of 4.93% Class A-3 asset-backed notes, and $36,060,000 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060,000 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939,112, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 notes, the 2006 Auto Trust also issued a $2,879,112 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,445,709 were used to (i) fund a $40,000,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519,391 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The final maturity of the Class A-1, Class A-2, Class A-3, and Class A-4 Term Notes is January 16, 2007, March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2006, the outstanding principal balances on the 2006-A Class A-1, Class A-2, Class A-3, and Class A-4 term notes were $15,647,831, $47,000,000, $74,000,000 and $36,060,000, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9 million to $13.5 million.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23.5 million, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  As of April 30, 2005 and 2006, there was $10,500,000 and $16,454,329, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2.5 million.  On December 6, 2004, the original $2.5 million shareholder loan was replaced with a $2.5 million loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2.5 million outstanding under these facilities as of April 30, 2005 and 2006.  For the fiscal years ended April 30, 2004, 2005, 2006, the Company recorded interest expense under these facilities of $67,676, $17,808 and $250,000, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at April 30, 2006.

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

During fiscal year 2006, as a requirement of the FIARC commercial paper facility, the Company entered into seven interest rate cap transactions, with a strike rate of 6%.  The aggregate initial notional amount of the caps was $131,710,159 which amortizes over six years.  The Company paid $449,746 in premium to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as realized gains or losses and reflected in net income On January 26, 2006, the Company terminated all interest rate caps outstanding in exchange for proceeds of $275,000.  The caps were terminated following the repayment of all balances outstanding under the FIARC facility prior to the issuance of the 2006-A Term Notes.  As a result, a realized loss of $174,746 was incurred relative to the aggregate market value of the interest rate caps.

During fiscal year 2005, as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions, with strike rates between 5% and 6%.  The aggregate initial notional amount of the caps was $126,086,843 which amortized over six years.  The Company paid an aggregate of $1,213,097 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps are recorded as unrealized gains or losses and reflected in net income.  On April 28, 2005, the Company terminated all interest rate caps outstanding in exchange for proceeds of $840,000.  The caps were terminated following the repayment of all amounts outstanding under the FIARC facility prior to the issuance of the 2005-A term notes.  As a result, a realized loss of $373,097 was incurred relative to the aggregate market value of the interest rate caps.

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

8.  Income Taxes

The temporary differences which give rise to deferred tax assets (liabilities) are as follows at April 30, 2005 and 2006, respectively:

	2005	2006
Deferred tax assets related to:
Allowance for credit losses	$764,524	$792,996
Net operating loss carry forward	517,760	—
Fixed assets and other deferred costs	188,731	235,088
Accrued expenses	51,010	123,776
AMT credit	11,339	—
	$1,533,364	$1,151,860
Deferred tax liabilities related to:
Receivables Held for Investment, net	(2,378,830)	(1,824,996)
Prepaid expenses	(65,341)	(93,087)
	(2,444,171)	(1,918,083)
Net deferred tax liabilities	$(910,807)	$(766,223)

The provision (benefit) for income taxes on income before income taxes and minority interest for the years ended April 30, 2004, 2005 and 2006, consists of the following:

	2004	2005	2006
Current
Federal	$(75,161)	$18,560	$264,269
State	9,022	21,528	26,835
	$(66,139)	$40,088	$291,104
Deferred
Federal	$85,430	$352,807	$1,009,180
State	—	—	—
	$85,430	$352,807	$1,009,180

The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 2004, 2005 and 2006.

	2004	2005	2006
Income tax - statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	2.0%	2.0%	0.4%
Minority Interest	10.1%	—	—
Non-deductible expenses	0.5%	0.5%	0.3%
Effective income tax rate	46.6%	36.5%	34.7%

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  For the years ended April 30, 2004, 2005, and 2006, the Company recognized $1,352,234, $894,262, and $532,186 of servicing revenue, $161,750, $108,994, and $87,597 of interest income and $1,009,322, $668,774, and $413,354 of equity in the income from investment in FARC.  As of April 30, 2005 and 2006, the equity investment in FARC of $968,327 and $734,014 and junior mezzanine debt of $832,696 and $192,093, respectively are included in Deferred Financing Costs and Other Assets on the balance sheet.

10.  New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have a financial statement impact at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, was issued. This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial position, cash flows and results of operations.

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

SFAS No. 123(R) is effective as of the beginning of the fiscal year that begins after June 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date and to such awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.  The Company expects compensation expense related to SFAS No. 123(R) to be approximately $169,000 for the fiscal year ending April 30, 2007.

11.  Credit Risks

Approximately 30% and 16% of the Company’s Receivables Held for Investment by principal balance at April 30, 2006, represents receivables originated in Texas and Georgia. The economy of Texas is primarily dependent on petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, computer and computer service businesses, agribusiness and tourism. Job losses in any or all of these primary economic segments of the Texas economy may result in a significant increase in delinquencies or defaults in the Company’s receivable portfolio. While vehicles secure the receivables, it is not expected that the value of the vehicles if repossessed and sold by the Company would be sufficient to recover the principal outstanding under any defaulted loans.

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

	April 30, 2005		April 30, 2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets —
Receivables Held for Investment	$245,581,749	$256,710,698	$368,878,300	$377,656,048
Financial liabilities —
Term Notes	$70,050,511	$68,856,437	$316,584,564	$314,416,170

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

13.  Defined Contribution Plan

Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan effective the first enrollment period after 90 days of employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant’s voluntary contributions up to a maximum voluntary contribution of 3 percent of the participant’s compensation. In fiscal years 2004, 2005, and 2006, the Company made matching contributions to the 401(k) plan in the amounts of $40,062, $23,425, and $42,168, respectively. Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company.  The Deferred Compensation Plan was terminated during the fourth quarter of fiscal year 2005 in response to changes in the tax law associated with such plans.  The assets in the plan were distributed to the participants.

14.  Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of April 30, 2006, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2005 and 2006, a total of 360,500 options had been issued, with 360,500 and 294,500, respectively, options outstanding under the plan.  This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan).  The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.  As of

April 30, 2006, 102,500 options were issued and outstanding under the 2005 Plan, leaving 97,500 options remaining and available for issuance.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  A total of 500,000 shares of common stock are available for issuance.  Option grants will be both automatic and discretionary.  Automatic grants of 20,000 shares for each non-employee director, or 100,000 shares total, were approved in September 2002.  Subsequent automatic grants of an option to purchase 20,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2003. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2005 and 2006, a total of 390,000 and 490,000, respectively, options had been issued under the plan, leaving a remaining 110,000 and 10,000, respectively, available for issuance.  In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Stock Option Plan.  All options issued under this plan were issued with an exercise price equal to the fair market value of the underlying common stock on the date of the grant

A summary of the status of the Company’s stock option plans for the years ended April 30, 2004, 2005 and 2006 is presented below:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding at April 30, 2003	503,000	$5.06
Granted	177,500	$4.65
Forfeited and Expired	(91,000)	$4.62
Exercised	(17,000)	$4.47
Outstanding at April 30, 2004	572,500	$4.35
Granted	208,500	$4.99
Forfeited and Expired	(10,500)	$3.69
Outstanding at April 30, 2005	770,500	$4.86
Granted	202,500	$4.68
Forfeited and Expired	(63,500)	$6.87
Exercised	(42,500)	$3.71
Outstanding at April 30, 2006	867,000	$4.72
Options available for future grants at April 30, 2006	107,500

	Fiscal
	2004	2005	2006
Options exercisable at end of year	245,333	357,467	439,500
Weighted average exercise price of options exercisable	$6.11	$5.38	$4.79
Weighted average fair value of options granted	$1.36	$1.57	$1.13

Following is a summary of the status of options outstanding at April 30, 2006:

				Weighted
Range of	Weighted			Average
Exercise	Average	Options	Options	Contractual
Price	Exercise Price	Outstanding	Exercisable	Life in Years
$4.75	$4.75	50,000	50,000		(1)
$11.00	$11.00	20,000	20,000		(1)
$2.95	$2.95	127,500	108,500	6.27
$3.98 -$5.25	$4.63	626,000	217,500	7.79
$6.75 -$7.38	$7.37	33,500	33,500	1.27
$11.00	$11.00	10,000	10,000	0.14
		867,000	439,500

(1)             The option will terminate one year after the Director ceases to be a member of the Board of Directors, except that in the event of the Director’s death while serving as a Director the option would be exercisable by his heirs or representatives of his estate for a period of two years after date of death.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

The following weighted-average assumptions were used:

	Fiscal
	2004	2005	2006
Risk free interest rate	3.8%	4.5%	3.9%
Expected life of options in years	4.6	4.8	4.5
Expected stock price volatility	30%	19%	19%
Expected dividend yield	0%	0%	0%

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

15.  Commitments and Contingencies

Employment Agreement.   As of April 30, 2006, the Company was not a party to any employment agreements.

Litigation.  The Company from time to time becomes involved in various routine legal proceedings which are incidental to the business. Management of the Company vigorously defends such matters. As of April 30, 2006, management believes there are no such legal proceedings that will have a material adverse impact on the Company’s financial position or results of operations.

Leases.  The Company is a party to a lease agreement for office space in Houston that expires on February 28, 2011. The Company is party to a lease agreement for office space in Atlanta which expires on December 31, 2015. Rent expense for office space and other operating leases for the years ended April 30, 2004, 2005 and 2006, was   $764,283, $1,052,765 and $1,135,099, respectively. Required minimum lease payments for the remaining terms of the above leases are:

Year ending April 30,
2007	$999,095
2008	754,552
2009	838,018
2010	836,915
2011	794,269
Thereafter	2,610,461

16.  Income Per Share

Income per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 2004, 2005, and 2006 are as follows:

	For the Year Ended April 30,
	2004	2005	2006
Weighted average shares:
Weighted average shares outstanding for basic income per share	5,008,427	4,789,784	4,439,021
Effect of dilutive stock options and warrants	84,906	96,619	219,127
Weighted average shares outstanding for diluted income per share	5,093,333	4,886,403	4,658,148

At April 30, 2004, 2005, and 2006, the Company had 621,631, 218,000, and 10,000 employee stock options and warrants, respectively, and 70,000, 190,000, and 20,000 director options, respectively, which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

17.  Quarterly Financial Data (Unaudited)

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2006.

	For the Three Months Ended,
	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006

Interest Income	$8,498,007	$9,914,714	$10,331,603	$10,555,768
Interest Expense	2,960,147	3,476,266	3,937,523	4,667,807
Net Income	924,864	764,640	318,491	437,159
Basic Net Income per Common Share	$0.21	$0.17	$0.07	$0.10
Diluted Net Income per Common Share	$0.21	$0.17	$0.07	$0.09

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2005.

	For the Three Months Ended,
	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005

Interest Income	$6,952,179	$7,001,225	$7,220,443	$7,097,874
Interest Expense	1,776,773	1,828,779	1,964,382	2,045,822
Net Income	86,953	216,070	278,886	101,620
Basic and Diluted Net Income per Common Share	$0.02	$0.04	$0.06	$0.02

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2004.

	For the Three Months Ended,
	July 31, 2003	October 31, 2003	January 31, 2004	April 30, 2004

Interest Income	$8,070,436	$7,923,929	$7,499,053	$7,004,853
Interest Expense	2,017,971	1,889,442	2,341,708	2,188,645
Net Income (Loss)	220,079	187,805	(167,492)	(206,829)
Basic and Diluted Net Income (Loss) per Common Share	$0.04	$0.04	$(0.03)	$(0.04)