Form 10-Q
period 2006-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2006-09-12
CIK 948034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐       Accelerated Filer ☐       Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding At
Class	September 6, 2006
Common Stock-$.001 Par Value	4,474,194

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
AND SUBSIDIARIES

FORM 10-Q

JULY 31, 2006

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — APRIL 30, 2006 AND JULY 31, 2006
(In thousands, except par value)
	April 30, 2006	July 31, 2006
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$377,399	$412,694
Cash and Short-Term Investments	3,380	2,835
Restricted Cash	25,538	32,264
Accrued Interest Receivable	3,218	3,347
Assets Held for Sale	960	924
Other Assets:
Funds held under reinsurance agreement	3,431	3,881
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $3,514 and $3,958	5,362	5,029
Total assets	$419,288	$460,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$47,080	$123,167
Term notes	316,584	280,586
Working capital facility	16,454	19,374
Related party note	2,500	2,500
Other Liabilities:
Accounts payable and accrued liabilities	6,397	4,016
Income taxes	1,386	1,606
Deferred income taxes payable	766	719
Total liabilities	391,167	431,968

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000 shares authorized, 5,627 issued; 4,454 outstanding at April 30, 2006 and 5,647 issued; 4,474 outstanding at July 31, 2006	6	6
Additional paid-in capital	18,938	19,087
Retained earnings	13,644	14,380
Less: treasury stock, at cost, 1,172 shares	(4,467)	(4,467)
Total shareholders’ equity	28,121	29,006
Total liabilities and shareholders’ equity	419,288	$460,974

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

For the Three Months Ended July 31, 2005 and 2006

(In thousands, except per share amount)

(Unaudited)

	For the Three Months
	Ended July 31,
	2005	2006

Interest Income	$8,498	$12,330
Interest Expense	2,960	5,206
Net interest income	5,538	7,124
Provision for Credit Losses	1,651	2,518
Net Interest Income After Provision for Credit Losses	3,887	4,606
Other Income:
Servicing revenue	578	364
Other finance charges and fees	508	735
Insurance products	291	213
Income from investment	126	67
Other interest income	250	405
Other income	144	—
Unrealized loss on interest rate derivative positions	(3)	—
Total other income	1,894	1,784
Operating Expenses:
Salaries and benefits	2,542	2,724
Operating expense	603	979
General and administrative	917	1,044
Other interest expense	262	421
Total operating expenses	4,324	5,168
Income Before Provision for Income Taxes	1,457	1,222
Provision for Income Taxes:
Current	107	532
Deferred	425	(46)
Total provision for income taxes	532	486
Net Income	$925	$736

Basic Net Income per Common Share	$0.21	$0.17
Diluted Net Income per Common Share	$0.21	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended July 31, 2006
(In thousands, except share amounts)
(Unaudited, except where stated)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock, at
	Shares	Amount	Capital	Earnings	cost	Total
Balance at May 1, 2005	5,583,669	$6	$18,755	$11,199	$(4,467)	$25,493
Net income		—	—	2,445	—	2,445
Exercise of stock options	42,500	—	183	—	—	183
Balance at April 30, 2006 (Audited)	5,626,169	6	18,938	13,644	(4,467)	28,121
Net income		—	—	736	—	736
Stock compensation expense		—	39	—	—	39
Exercise of stock options		—	20	—	—	20
Issuance of common stock related to the exercise of stock options	20,001	—	90	—	—	90

Balance at July 31, 2006	5,647,000	$6	$19,087	$14,380	$(4,467)	$29,006

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31, 2005 and 2006

(In thousands)

(Unaudited)

	2005	2006

Cash Flows From Operating Activities:
Net income	$925	$736
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	1,113	1,642
Provision for credit losses	1,651	2,518
Excess tax benefits from share-based payment arrangements	—	(20)
Share-based payment arrangements	—	39
(Increase) decrease in:
Accrued interest receivable	(585)	(129)
Restricted cash	(2,274)	(6,726)
Deferred financing costs and other assets	(131)	108
Funds held under reinsurance agreement	(726)	(450)
Current income tax receivable	5	—
Interest rate derivative positions	(56)	—
Increase (decrease) in:
Accounts payable and accrued liabilities	(47)	(2,381)
Deferred income taxes payable	425	(47)
Income taxes	83	241
Net cash provided by (used in) operating activities	383	(4,469)
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(81,480)	(80,319)
Payments received from Investment	—	72
Principal payments from Receivables Held for Investment	27,862	39,563
Payments received on Assets Held for Sale	1,521	1,802
Purchase of furniture and equipment	(173)	(312)
Net cash used in investing activities	(52,270)	(39,194)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	121,218	170,397
Term notes	175,493	—
Working capital facility	1,276	2,919
Principal payments made on—
Warehouse credit facilities	(219,816)	(94,310)
Term notes	(28,338)	(35,998)
Proceeds from the issuance of common stock	—	90
Excess tax benefits from share-based payment arrangements	—	20
Net cash provided by financing activities	49,833	43,118
Decrease in Cash and Short-Term Investments	(2,054)	(545)
Cash and Short-Term Investments at Beginning of Period	2,414	3,380
Cash and Short-Term Investments at End of Period	$360	$2,835
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$2,758	$4,561
Income taxes	18	292

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)
July 31, 2006

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of July 31, 2006, approximately 33% and 15% of receivables held for investment had been originated in Texas and Georgia, respectively.  The Company currently operates in 28 states.

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

On December 24, 2002, the Company purchased 40% of the common stock and an investment in the junior mezzanine debt of First Auto Receivables Corporation (“FARC”).  FARC purchased an approximately $197,500 portfolio of installment loan receivables from a subsidiary of Union Acceptance Corporation.  FISC performs ongoing servicing and collection activities on the portfolio.

On March 19, 2003, FISC entered into a servicing agreement with an unrelated third party to service an approximately $300,000 portfolio of installment loan receivables purchased from a subsidiary of Union Acceptance Corporation.

In total, at July 31, 2006, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $492,000.

2.              Interim Financial Information

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of July 31, 2006, the Company does not have any variable interest entities under FIN 46 as amended by Interpretation 46R.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of July 31, 2006, and the results of its operations for the three months ended July 31, 2006 and 2005, and its cash flows for the three months ended July 31, 2006 and 2005.

The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K filed July 27, 2006.

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

Stock-Based Compensation.  The Company expenses stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment - a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) (see note 8).

Reclassifications. Certain reclassifications have been made to the fiscal 2005 amounts to conform with the fiscal 2006 presentation.

3.              Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2006 and July 31, 2006:

	April 30,	July 31,
	2006	2006
Receivables	$368,878	$403,569
Unamortized premium and deferred fees (1)	10,853	11,820
Allowance for credit losses	(2,332)	(2,695)
Net receivables	$377,399	$412,694

(1)  Includes premium and discounts paid to dealer plus deferred acquisition cost.

Activity in the allowance for credit losses for the periods ended July 31, 2005 and 2006 was as follows:

	For the Three Months Ended July 31,
	2005	2006
Balance, beginning of period	$2,249	$2,332
Provision for credit losses	1,651	2,518
Charge-offs, net of recoveries	(1,707)	(2,155)
Balance, end of period	$2,193	$2,695

4.              Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so.  In November, 2003, the Company issued $139,661 asset-backed notes (“Term Notes”) secured by a discrete pool of receivables.  In May, 2005, the Company issued $175,493 in Term Notes secured by a discrete pool of receivables.  In January, 2006, the Company issued $189,060 in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 4.0% and 5.1% for the periods ended July 31, 2005 and 2006, respectively.

Warehouse Facilities as of July 31, 2006

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At July 31, 2006
FIARC	$150,000	$84,423	Commercial paper rate plus .3%	.30% of Unused Facility	None	5.38%
FIRC	$50,000	$38,744	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.89%

Warehouse Facilities – Credit Enhancement as of July 31, 2006

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during the three months ended July 31, 2006 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.5% of the principal amount of the receivables originated during the three months ended July 31, 2006. Aggregate premiums paid for ALPI coverage alone during the three months ended July 31, 2005 and 2006 were $1,206 and $1,520 respectively, and accounted for 1.5% and 1.9% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of July 31, 2006, the Insurance Subsidiary had capital and surplus of $3,493 and unencumbered cash reserves of $2,062 in addition to the $3,459 trust account.

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

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until December 2, 2004, and was subsequently extended until February 14, 2007.  On June 15, 2004, the FIRC facility was extended to $65,000, and reverted back to $50,000 on September 13, 2004.  As of April 30, 2006 and July 31, 2006, there was $47,080 and $38,744, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  As of April 30, 2006 and July 31, 2006, there was $0 and $84,423, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of July 31, 2006.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661	April 20, 2011	$31,770	2.58%
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$92,337	4.23%
2006-A Class 2	January 26, 2006	$47,000	March 16, 2009	$46,419	4.87%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$74,000	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,727, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.

In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,066 in Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,657 were used to (i) fund a $30,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $574 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2006, and July 31, 2006, the outstanding principal balances on the 2003-A term notes were $37,715 and $31,770, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488 were used to (i) fund a $30,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Notes to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2006 and July 31, 2006, the outstanding principal balances on the 2005-A Term notes were $106,162 and $92,337, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”) completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446 were used to (i) fund a $40,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006.  The final maturity of the Class A-2, Class A-3, and Class A-4 Term Notes is March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2006 and July 31, 2006, the outstanding principal balances on the 2006-A Class A term notes were $172,708 and $156,479, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9,000 to $13,500.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  As of April 30, 2006 and July 31, 2006, there was $16,454 and $19,374, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under this facility as of April 30, 2006 and July 31, 2006, respectively.  For the three months ended July 31, 2005 and July 31, 2006, the Company recorded interest expense under these facilities of $63.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at July 31, 2006.

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

On July 18, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into an interest rate cap transaction, with a strike rate of 6%.  The aggregate initial notional amount of the cap was $18,804which amortizes over six years.  The Company paid $59 in premium to purchase this cap.  The interest rate cap was not designated as a hedge, and accordingly, changes in the fair value of the interest rate caps were recorded as an unrealized loss and is reflected in net income.  During the three months ended July 31, 2005, the Company recorded an unrealized loss of $3 that is included as a separate caption of other income.

5.              Income Per Share

Income per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended July 31, 2005 and 2006, are as follows:

	For the Three Months Ended July 31,
	2005	2006
Weighted average shares:
Weighted average shares outstanding for basic income per share	4,411,693	4,457,237
Effect of dilutive stock options and warrants	81,896	322,578
Weighted average shares outstanding for diluted income per share	4,493,589	4,779,815

For the three months ended July 31, 2005 and 2006, the Company had 437,000 and 257,500 respectively, of stock options and stock warrants which were not included in the computation of diluted income per share because to do so would have been antidilutive for the period presented.

6.              Investment in First Auto Receivables Corporation

On December 24, 2002, the Company invested $475 for a 40% ownership interest in First Auto Receivables Corporation (“FARC”) and $713 for junior mezzanine investments of FARC.  FARC purchased a $197,500 automobile loan portfolio from UAFC-2 Corporation, a subsidiary of Union Acceptance Corporation, with proceeds from $186,000 in senior bridge debt, $8,900 of senior mezzanine debt, $1,800 of junior mezzanine debt and $1,200 of equity.  The bridge debt interest rate is LIBOR plus 1%, the senior mezzanine interest rate is 22.5% and the junior mezzanine interest rate is 25%.

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  For the three months ended July 31, 2005 and 2006, the Company recognized $161 and $94 respectively of servicing revenue, $27 and $6 of interest income respectively, and $126 and $67 respectively of equity in the income from investment in FARC.  For the three months ended July 31, 2006, the equity investment in FARC of $873 and junior mezzanine debt of $80 are included in Deferred Financing Costs and Other Assets on the balance sheet.

7.              New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on May 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have a financial statement impact at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

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

8.              Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of July 31, 2006, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2006 and July 31, 2006, a total of 360,500 options had been issued, and 294,500 and 284,500, respectively, options remained outstanding. This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan).  The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.  As of April 30, 2006 and July 31, 2006, a total of 102,500 and 200,000, respectively, options had been issued and remained outstanding.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Director Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.  This plan was subsequently amended in July 2006 to increase the number of options available for issuance to 900,000.  The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  Option types will be automatic and discretionary.  Automatic grants of 28,000 shares for each non-employee director, or 140,000 shares total, were approved in July 2006.  Subsequent automatic grants of an option to purchase 28,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2007. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2006 and July 31, 2006, a total of 490,000 and 630,000, respectively, options had been issued under the plan, leaving a remaining 10,000 and 270,000, respectively, available for issuance.  In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Director Stock Option Plan.  All options issued under this plan were issued with an exercise price equal to the fair market value of the underlying common stock on the sate of the grant.

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123(R) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for the Company’s stock-based options granted under the Company’s 1995 Employee Stock Option Plan, 2005 Employee Stock Option Plan, and Non-Employee Director Stock Option Plan (the “Plans”). The pro forma effects on net income and income per share for the awards issued under the Plans were instead disclosed in a footnote to the financial statements. Under SFAS No. 123(R), all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, for all share-based awards granted prior to May 1, 2006 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS No. 123 for pro forma disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after May 1, 2006.

The Company utilized the Black-Scholes-Merton model for calculating the fair value pro forma disclosures under SFAS No. 123 and has subsequently switched to a binomial model, which is an acceptable valuation approach under SFAS No. 123(R). The binomial option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information, and notably, the Company’s common stock has limited trading history. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options.

The following table summarizes the option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods below that remain outstanding as of July 31, 2006:

	For the three months ended July 31,
	2005	2006
Dividend yield	—	—
Expected volatility	19.37%	26.44%
Risk-free interest rate	3.92%	5.02%
Estimated life (in years)	4	6
Weighted average fair-value of options granted	$1.02	$3.06

The following table summarizes the option activity under the Plans as of July 31, 2006, and the options exercisable at the end of the reported period:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options, beginning of period	867	$4.72
Granted	237	$8.05
Forfeited and Expired	10	$11.00
Exercised	20	$4.51
Outstanding options, end of period	1,074	$5.32	7.2	$2,849

Exercisable at end of period	537	$4.63	5.7	$1,835
Vested and expected to vest at end of period	980	$5.65	7.8	$2,890

The total intrinsic value of options exercised during the three months ended July 31, 2006 and 2005 was $71 and $0.  The total grant date fair value of stock options that became fully vested for the three months ended July 31, 2006 was approximately $580.

Cash received from option exercises under all share based payment arrangements for the three months ended July 31, 2006 and 2005 was $90 and $0, respectively.  The estimated tax benefit expected to be realized for the three months ended July 31, 2006 and 2005 is $20 and $0, respectively.

A summary of the status of the Company’s nonvested shares as of July 31, 2006, and changes during the three months ended July 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 30, 2006	428	$4.64
Granted	237	8.05
Vested	(107)	5.41
Exercised	(20)	4.51
Forfeited	—	—
Nonvested at July 31, 2006	538	$6.16

As of July 31, 2006, there was $723 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted average period of 3.5 years.  The total fair value of shares vested during the three months ended July 31, 2006 and 2005 was $1,025 and $604, respectively.

SFAS No. 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to accounting for forfeitures as they occur, as required by SFAS No. 123. The Company adjusted for this effect with respect to unvested options as of May 1, 2006 in the stock-based compensation expense recognized, which was recorded within general and administrative expense on the Company’s consolidated statement of operations. This adjustment was not recorded as a cumulative effect adjustment because no compensation cost was recognized prior to the adoption SFAS No. 123(R). In addition, SFAS No. 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow as in prior periods.

Total compensation costs related to stock-based compensation that has been charged against income during the three months ended July 31, 2006 was $31, net of income tax benefits of $8. Included in this total is $31 resulting from the adoption of SFAS No. 123(R), which would have previously been presented in a pro forma footnote disclosure, as discussed above.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period subsequent to the adoption of SFAS No. 123(R):

	For the Three Months Ended July 31,
	2005	2006
Net Income as reported	$925	$736
Add: Total stock option plan compensation expense included in the determination of reported net income, net of taxes	—	31
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(46)	(31)
Pro Forma Net Income	$879	$736

Basic Net Income per Common Share, as reported	$0.21	$0.17
Diluted Net Income per Common Share, as reported	$0.21	$0.15
Basic Net Income per Common Share, pro forma	$0.20	$0.17
Diluted Net Income per Common Share, pro forma	$0.20	$0.15

8.              Subsequent Event

Subsequent to quarter end, the Company recognized a $669 gain associated with a reduction in a reserve for uncertain tax positions related to prior period tax returns which will positively impact net income for the second fiscal quarter ending October 31, 2006 and increase book value per share by $0.15 per share

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

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

The Company initiates efforts to make customer contact as early as when the customer is one day past due and become more aggressive as the loan becomes further past due.  Management reviews past due loans and considers various factors including payment history, job status and any events that may have occurred that prevent the customer from making a payment.  Through the evaluation, if it is determined that the loan is uncollectible, the collateral is typically repossessed.  Generally this occurs at 60 to 90 days after the loan becomes past due.  Upon repossession, the uncollectible portion of the loan and 100% of accrued interest is written off.  The fair value of the collateral is recorded as Assets Held for Sale.  Fair value is determined by estimating the proceeds from the sale of the collateral, which primarily are comprised of auction proceeds on the sale of the automobile less selling related expenses.  After collection of all proceeds, the Company records an adjustment, positive or negative, based on the difference between the fair value estimate and the proceeds received.  In the event the collateral cannot be located or if the customer refuses to pay and is not subject to bankruptcy court protection, the Company will write off the entire balance of the loan once it reaches 180 days past due.  If the customer is subject to bankruptcy court protection, the loan generally remains in bankruptcy status as long as payments are being received from the trustee.  If a payment is missed, the Company seeks to repossess the collateral with approval of the court.  If the customer is dismissed from bankruptcy, the Company resumes collection efforts.

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

Stock-Based Compensation.  The Company expenses stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment - a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”)

Managed Receivables

The Company’s managed receivables are:

	As of or for the
	Three Months Ended
	July 31,
	2005	2006
Receivables Held for Investment:
Number	19,739	24,694
Principal balance	$293,368	$403,569
Average principal balance of receivables outstanding during the three-month period	$268,242	$387,367
Other Servicing:
Number	12,898	9,021
Principal balance	$167,110	$88,339
Average principal balance of receivables outstanding during the three-month period	$180,997	$96,807
Total Managed Receivables Portfolio:
Number	32,637	33,715
Principal balance	$460,478	$491,908
Average principal balance of receivables outstanding during the three-month period	$449,239	$484,174

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended
	July 31,
	2005	2006
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	12.7%	12.7%
Average cost of debt (2)	4.4%	5.3%
Net interest spread (3)	8.3%	7.4%
Net interest margin (4)	8.3%	7.4%

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

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $7,124 for the three months ended July 31, 2006, an increase of 28.6% when compared to amounts reported for the three months ended July 31, 2005.

The amount of net interest income is the result of the relationship between the average principal amount of receivables held and average rate earned thereon and the average principal amount of debt incurred to finance such receivables and the average rates paid thereon. Changes in the principal amount and rate components associated with the receivables and debt can be segregated to analyze the periodic changes in net interest income. The following table analyzes the changes attributable to the principal amount and rate components of net interest income:

	Three Months Ended July 31, 2005 to 2006
	Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Increase (Decrease)

Receivables Held for Investment:
Interest income	$3,772	$60	$3,832
Interest expense	1,308	938	2,246
Net interest income	$2,464	$(878)	$1,586

Results of Operations

Three Months Ended July 31, 2006 and 2005

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

Executive Summary.  Net income for the three months ended July 31, 2006 was $736 compared to $925 for year the three months ended July 31, 2005.  Basic income per common share was $0.17 and $0.21 and diluted income per common share was $0.15 and $0.21 for the three months ended July 31, 2006 and July 31, 2005, respectively.  The decrease in net income for the three months ended July 31, 2006 compared to July 31, 2005 is due to several factors including (i) an $866 increase in provision for credit losses primarily associated with the growth in the portfolio of receivables held for investment and an associated increase in the allowance for credit losses, (ii) a $110 reduction in other income primarily due to lower servicing revenue resulting from the continued decline in serviced receivables outstanding and lower dealer marketing fees due to the elimination of certain dealer programs, (iii) a $182 increase in salaries and benefits expense to support an increase in the average balance of receivables held for investment, staffing for the Company’s inbound call center which was moved from a third party provider during 2005, and the implementation of FASB 123(R) during the period and, (iv) a $376 increase in operating costs associated with an increase in the average balance of receivables held for investment and a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs.  These are partially offset by (i) a $1,586 increase in net interest income due to a 44% increase in the average balance of receivables held for investment, (ii) an increase in other interest income due to higher average cash balances, and (iii) reductions in third party fees related to the call center move.  The increase in net interest income was offset by a reduction in the net interest spread created by flat effective yields on the portfolio of receivables held for investment and an increasing cost of funds.  The decline in net interest spread reduced net interest income by $878 for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005.

Interest Income. Interest income for the three months ended July 31, 2006 increased to $12,331 compared to $8,498 for the three months ended July 31, 2005.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment increased 45.1% for the three months ended July 31, 2006 compared to the three months ended July 31, 2005.  The increase in interest income for the three months ended July 31, 2006 is primarily due to a 44.4% increase in the average portfolio outstanding for the period ended July 31, 2006 compared the period ended July 31, 2005.

Interest Expense. Interest expense for the three months ended July 31, 2006 increased to $5,206 compared to $2,960 for the three months ended July 31, 2005. Interest expense increased 75.9% for the three months ended July 31, 2006.  The increase in interest expense is primarily due to (i) a $118,756 or 44.2% increase in the average debt outstanding for the three months ended July 31, 2006, compared to the three months ended July 31, 2005 as a result of a 44.4% increase in the average portfolio of Receivables Held for Investment, (ii) an increase in overall market interest rates as a result of short-term market rate increases adopted by the Federal Reserve System and (iii) the Company’s decision to lock in interest rates on $189,060 of debt in January 2006 through the issuance of term notes to minimize the risk of future interest rate increases, as longer term fixed rate term notes typically carry higher interest rates than shorter term floating rate debt.  The combined effects of the increase in overall market interest rates and the decision to lock in a fixed interest rate on $189,060 of debt, resulted in a 97 basis point increase in the average interest rate for the three months ended July 31, 2006, as compared to the three months ended July 31, 2005.

Provision for Credit Losses. The provision for credit losses for the three months ended July 31, 2006 increased to $2,518 as compared to $1,651 for the three months ended July 31, 2005. The increase in provision for credit losses is primarily due to a 44.4% increase in the average portfolio outstanding for the period ended July 31, 2006, compared to the period ended July 31, 2005.  Provision for credit losses as a percentage of average receivables held for investment on an annual basis increased to 2.6% as compared to 2.5% for the three months ended July 31, 2005.

Net charge-offs for the three months ended July 31, 2006 increased to $2,155 compared to $1,707 for the three months ended July 31, 2005.  The increase in net charge-offs for the three months ended July 31, 2006 is primarily due to a 44.4% increase in the average portfolio outstanding for the period ended July 31, 2006, compared to the period ended July 31, 2005.  This is partially offset by (i) a decrease in loss frequency and severity from repossessions and (ii) an increase in recoveries from defaulted loans.  As a result, the allowance for loan loss as a percentage of the portfolio of receivables held for investment decreased from 0.8% as of July 31, 2005 to 0.7% as of July 31, 2006.  This compares to 0.6% as of April 30, 2006.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200,000 of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276,000 of installment loan receivables for unrelated third parties.  Servicing revenue decreased to $364 for the three months ended July 31, 2006 compared to $578 for three months ended July 31, 2005.  The decrease in servicing revenue for the three months ended July 31, 2006 is due to the liquidation of serviced receivables during the quarter.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Finance Charges and Fees.  Other finance charges and fees increased to $735 for the three months ended July 31, 2006, compared to $508 for the three months ended July 31, 2005.  The increase is primarily attributable to increased assessment and collection of fees due to a 44.4% increase in the average portfolio of Receivables Held for Investment.  Income derived from late fees and collection activities are recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.  Late and loan related fees are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business.

Insurance Products.  Insurance Products revenue decreased to $213 for the three months ended July 31, 2006, compared to $291 for the three months ended July 31, 2005.  The decrease is attributable to (i) the Company’s decision to stop selling extended warranties and (ii) decreased penetration rates on insurance products.  Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance products.

Other Interest Income.  Other interest income increased to $405 for the three months ended July 31, 2006, compared to $250 for the three months ended July 31, 2005.  The increase is attributable to (i) an increase in the average cash on hand balance due to increased collections as a result of a 44.4% increase in the average portfolio of Receivables Held for Investment and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve System.

Other Income.  Other income decreased to $0 for the three months ended July 31, 2006, compared to $144 for the three months ended July 31, 2005.  The decrease is attributable to the cancellation of a marketing program with several dealerships.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $2,724 for the three months ended July 31, 2006, compared to $2,542 for the three months ended July 31, 2005.  The increase is primarily due to the Company implementing a call center that was previously outsourced.

Operating Expenses. Operating Expenses increased to $979 for the three months ended July 31, 2006, compared to $603 for the three months ended July 31, 2005.  Expenses characterized as operating expenses are generally variable in nature and are typically dependent on a number of factors including origination volume, the outstanding balance of the managed portfolio, credit quality and operating efficiency levels.  The increase was primarily due to (i) an increase in postage and printing expense associated with the growth in the Company’s direct originations, (ii) an increase in other loan origination costs including credit bureau and verification fees associated with the increase in total origination volume, and (iii) a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs.  These were partially offset by (i) lower temporary help and third party fees associated with completion of the Company’s inbound call center location which had previously been outsourced and (ii) lower marketing commissions.

General and Administrative. General and administrative expenses increased to $1,044 for the three months ended July 31, 2006, compared to $917 for the three months ended July 31, 2005.  The increase is attributable to (i) increased amortization expense associated with the acceleration of certain software amortization expense based on a reduction in the estimated useful life and additional depreciation and amortization expense associated with certain capital expenditures incurred during the quarter, and (ii) additional legal expenses related to finalizing the settlement of a class action lawsuit during the fiscal year ended April 30, 2006. General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense increased to $421 for the three months ended July 31, 2006, compared to $261 for the three months ended July 31, 2005. The increase was due to (i) a 60.8% increase in the average outstanding borrowings on the Company’s working capital line and (ii) an increase in overall market interest rates as a result short-term rate increases adopted by the Federal Reserve System.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $80,319 of receivables to be held for investment for the three months ended July 31, 2006 compared to $81,480 for the three months ended July 31, 2005.

The Company funds loan originations through a combination of two warehouse credit facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, not to exceed $50,000.  Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source of up to $150,000. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued term notes. Substantially all of the Company’s receivables are pledged to collateralize these credit facilities and term notes.  The Company is obligated to meet certain financial covenants.  Noncompliance may significantly affect cash flow.

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $51,764 during the three months ended July 31, 2006, and $35,775 during the three months ended July 31, 2005.  Such cash flow funds were used to repay amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense, and servicing and custodial fees.  During the three months ended July 31, 2006, the Company required net cash of $28,555 as compared to $45,705 for the three months ended July 31, 2005, as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of July 31, 2006, the Company had $76,833 of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the servicing portfolios.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.  At July 31, 2006 and 2005, the Company’s unencumbered cash was $2,835 and $360 respectively.  The increase in available cash is primarily due to an increase in revenues due to a 44.4% increase in the average portfolio of Receivables Held for Investment.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

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

Financing Arrangements.  The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so.  In November, 2003, the Company issued $139,661 asset-backed notes (“Term Notes”) secured by a discrete pool of receivables.  In May, 2005, the Company issued $175,493 in Term Notes secured by a discrete pool of receivables.  In January, 2006, the Company issued $189,060 in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 4.0% and 5.1% for the periods ended July 31, 2005 and 2006, respectively.

Warehouse Facilities as of July 31, 2006

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At July 31, 2006
FIARC	$150,000	$84,423	Commercial paper rate plus .3%	.30% of Unused Facility	None	5.38%
FIRC	$50,000	$38,744	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.89%

Warehouse Facilities – Credit Enhancement as of July 31, 2006

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during the three months ended July 31, 2006 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 2.5% of the principal amount of the receivables originated during the three months ended July 31, 2006. Aggregate premiums paid for ALPI coverage alone during the three months ended July 31, 2005 and 2006 were $1,206 and $1,520 respectively, and accounted for 1.5% and 1.9% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of July 31, 2006, the Insurance Subsidiary had capital and surplus of $3,493 and unencumbered cash reserves of $2,062 in addition to the $3,459 trust account.

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

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until December 2, 2004, and was subsequently extended until February 14, 2007.  On June 15, 2004, the FIRC facility was extended to $65,000, and reverted back to $50,000 on September 13, 2004.  As of April 30, 2006 and July 31, 2006, there was $47,080 and $38,744, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  As of April 30, 2006 and July 31, 2006, there was $0 and $84,423, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of July 31, 2006.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661	April 20, 2011	$31,770	2.58%
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$92,337	4.23%
2006-A Class 2	January 26, 2006	$47,000	March 16, 2009	$46,419	4.87%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$74,000	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”) completed the issuance of $139,661 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,727, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,066 in Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,657 were used to (i) fund a $30,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A term note issuance, and (v) fund an initial cash reserve account of 0.5% or $574 of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2006, and July 31, 2006, the outstanding principal balances on the 2003-A term notes were $37,715 and $31,770, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”) completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488 were used to (i) fund a $30,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,509 of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Notes to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2006 and July 31, 2006, the outstanding principal balances on the 2005-A Term notes were $106,162 and $92,337, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”) completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446 were used to (i) fund a $40,000 pre-funding account to be used for future loan originations; (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006.  The final maturity of the Class A-2, Class A-3, and Class A-4 Term Notes is March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2006 and July 31, 2006, the outstanding principal balances on the 2006-A Class A term notes were $172,708 and $156,479, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9,000 to $13,500.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  As of April 30, 2006 and July 31, 2006, there was $16,454 and $19,374, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under this facility as of April 30, 2006 and July 31, 2006, respectively.  For the three months ended July 31, 2005 and July 31, 2006, the Company recorded interest expense under these facilities of $63.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at July 31, 2006.

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

On July 18, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into an interest rate cap transaction, with a strike rate of 6%.  The aggregate initial notional amount of the cap was $18,804which amortizes over six years.  The Company paid $59 in premium to purchase this cap.  The interest rate cap was not designated as a hedge, and accordingly, changes in the fair value of the interest rate caps were recorded as an unrealized loss and is reflected in net income.  During the three months ended July 31, 2005, the Company recorded an unrealized loss of $3 that is included as a separate caption of other income.

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,695 as of July 31, 2006, and $2,332 as of April 30, 2006, as a percentage of Receivables Held for Investment of $403,569 as of July 31, 2006, and $368,878 as of April 30, 2006, was 0.7% and 0.6%, respectively.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $2,518 and $1,651 have been recorded for the three months ended July 31, 2006 and July 31, 2005, respectively.

The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies.  SFAS No. 114, Accounting for Creditors by Impairment of a Loan does not apply to loans currently held by the Company because they are comprised of a large group of smaller balance homogenous loans that are evaluated collectively for impairment.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (dollars in thousands):

	For the three months ended July 31,
	2005		2006
	Number		Number
	of Loans	Amount	of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	130	$1,003	75	$718
60 - 89 days	36	297	29	284
90 days or more	51	367	14	147
Total delinquencies	217	$1,667	118	$1,149
Total delinquencies as a percentage of outstanding receivables	1.1%	0.6%	0.5%	0.3%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		2.5%		2.2%

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

As of July 31, 2006, there were 156 accounts totaling $2,001 that were in bankruptcy status and were more than 30 days past due.  As of July 31, 2005, there were 318 accounts totaling $3,297 that were in bankruptcy status and were more than 30 days past due.  As of July 31, 2006 and 2005, 86% and 88%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on August 1, 2006, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

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

As of July 31, 2006, the Company had $142,541 of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $941 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of July 31, 2005, the Company had $84,740 of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $559 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

ITEM 4.    CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1    Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Filed with this 10-Q

(b)   Reports on Form 8-K

Form 8-K filed July 11, 2006, press release announcing fiscal year end April 30, 2006 financial results.

Form 8-K filed July 14, 2006, announcing an amendment to the 2002 Non-Employee Director Stock Option Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: September 6, 2006	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: September 6, 2006	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer