Form 10-Q
period 2006-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2006-12-13
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Large Accelerated Filer  ☐       Accelerated Filer  ☐       Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding At December 6, 2006
Common Stock-$.001 Par Value	4,477,694

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
AND SUBSIDIARIES

FORM 10-Q

OCTOBER 31, 2006

TABLE OF CONTENTS
Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Condensed Balance Sheets as of April 30, 2006 and
October 31, 2006

Consolidated Condensed Statements of Earnings for the Three
and Six Months Ended October 31, 2005 and 2006

Consolidated Condensed Statement of Shareholders’ Equity for the
Six Months Ended October 31, 2006

Consolidated Condensed Statements of Cash Flows for the Six
Months Ended October 31, 2005 and 2006

Notes to Unaudited Consolidated Condensed Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits and Reports On Form 8-K

Signatures

V

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — APRIL 30, 2006 AND OCTOBER 31, 2006
(In thousands, except par value)
	April 30, 2006	October 31, 2006
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$377,399	$437,920
Cash and Short-Term Investments	3,380	3,176
Restricted Cash	25,538	35,683
Accrued Interest Receivable	3,218	3,684
Assets Held for Sale	960	1,239
Other Assets:
Funds held under reinsurance agreement	3,431	3,163
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $3,514 and $4,346	5,362	4,974
Total assets	$419,288	$489,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$47,080	$184,586
Term notes	316,584	245,333
Working capital facility	16,454	21,504
Related party note	2,500	2,500
Other Liabilities:
Accounts payable and accrued liabilities	6,397	4,378
Income taxes	1,386	571
Deferred income taxes payable	766	543
Total liabilities	391,167	459,415

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000 shares authorized, 5,626 issued and 4,454 outstanding at April 30, 2006 and 5,650 issued and 4,478 outstanding at October 31, 2006	6	6
Additional paid-in capital	18,938	19,210
Retained earnings	13,644	15,675
Less: treasury stock, at cost, 1,172 shares	(4,467)	(4,467)
Total shareholders’ equity	28,121	30,424
Total liabilities and shareholders’ equity	$419,288	$489,839

The accompanying notes are an integral part of these consolidated condensed financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

For the Three and Six Months Ended October 31, 2005 and 2006
(In thousands, except per share amount)
(Unaudited)

	For the Three Months		For the Six Months
	Ended October 31,		Ended October 31,
	2005	2006	2005	2006

Interest Income	$9,915	$13,374	$18,412	$25,705
Interest Expense	3,476	5,813	6,436	11,020
Net interest income	6,439	7,561	11,976	14,685
Provision for Credit Losses	2,065	2,677	3,716	5,195
Net Interest Income After Provision for Credit Losses	4,374	4,884	8,260	9,490
Other Income:
Servicing revenue	495	312	1,073	676
Other finance charges and fees	598	825	1,106	1,560
Insurance products	263	268	554	481
Income from investment	111	188	237	255
Other interest income	284	454	533	860
Other income	242	—	387	—
Unrealized gain on interest rate derivative positions	23	—	20	—
Total other income	2,016	2,047	3,910	3,832
Operating Expenses:
Salaries and benefits	2,661	2,841	5,203	5,565
Operating expense	1,124	1,654	1,727	2,633
General and administrative	1,097	954	2,014	1,998
Other interest expense	304	452	565	874
Total operating expenses	5,186	5,901	9,509	11,070
Income Before Provision for Income Taxes	1,204	1,030	2,661	2,252
Provision (Benefit) for Income Taxes:
Current	224	(88)	331	444
Deferred	215	(177)	640	(223)
Total provision for income taxes	439	(265)	971	221
Net Earnings	$765	$1,295	$1,690	$2,031

Basic Net Earnings per Common Share	$0.17	$0.29	$0.38	$0.45
Diluted Net Earnings per Common Share	$0.17	$0.27	$0.37	$0.42

The accompanying notes are an integral part of these consolidated condensed financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended October 31, 2006
(In thousands, except share amounts)
(Unaudited, except where stated)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock, at
	Shares	Amount	Capital	Earnings	cost	Total

Balance at May 1, 2005	5,583,669	$6	$18,755	$11,199	$(4,467)	$25,493
Net income		—	—	2,445	—	2,445
Exercise of stock options	42,500	—	183	—	—	183
Balance at April 30, 2006 (Audited)	5,626,169	6	18,938	13,644	(4,467)	28,121
Net income	—	—	—	2,031	—	2,031
Stock compensation expense	—	—	142	—	—	142
Excess tax benefits from share based arrangements	—	—	23	—	—	23
Issuance of common stock related to the exercise of stock options	23,501	—	107	—	—	107
Balance at October 31, 2006	5,649,670	$6	$19,210	$15,675	$(4,467)	$30,424

The accompanying notes are an integral part of this consolidated condensed financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended October 31, 2005 and 2006
(In thousands)
(Unaudited)

	2005	2006

Cash Flows From Operating Activities:
Net income	$1,690	$2,031
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization expense	2,331	3,345
Provision for credit losses	3,716	5,195
Reversal of uncertain tax provision	—	(669)
Excess tax benefits from share-based payment arrangements	—	(23)
Share-based payment arrangements	—	142
(Increase) decrease in:
Accrued interest receivable	(554)	(466)
Restricted cash	(8,337)	(10,145)
Deferred financing costs and other assets	(567)	(85)
Funds held under reinsurance agreement	(632)	268
Current income tax receivable	5	—
Interest rate derivative positions	(332)	—
Increase (decrease) in:
Accounts payable and accrued liabilities	527	(2,019)
Deferred income taxes payable	295	(223)
Income taxes	640	(123)
Net cash (used in) operating activities	(1,218)	(2,772)
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(148,341)	(152,208)
Payments received from Investment	94	188
Contributions to Investment	—	(251)
Principal payments from Receivables Held for Investment	58,014	79,553
Payments received on Assets Held for Sale	2,889	4,221
Purchase of furniture and equipment	(446)	(371)
Net cash used in investing activities	(87,790)	(68,868)
Cash Flows From Financing Activities:
Proceeds from advances on
Warehouse credit facilities	258,105	315,729
Term notes	175,493	—
Working capital facility	3,616	5,049
Principal payments made on
Warehouse credit facilities	(290,687)	(178,221)
Term notes	(55,798)	(71,251)
Proceeds from the issuance of common stock	145	107
Excess tax benefits from share-based payment arrangements	—	23
Net cash provided by financing activities	90,874	71,436
Increase/(Decrease) in Cash and Short-Term Investments	1,866	(204)
Cash and Short-Term Investments at Beginning of Period	2,414	3,380
Cash and Short-Term Investments at End of Period	$4,280	$3,176
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$5,774	$9,832
Income taxes	32	1,236

The accompanying notes are an integral part of these consolidated condensed financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

October 31, 2006

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of October 31, 2006, approximately 34% and 15% of receivables held for investment had been originated in Texas and Georgia, respectively.  The Company currently operates in 28 states.

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

In total, at October 31, 2006, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $501,915.

2.              Interim Financial Information

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of October 31, 2006, the Company does not have any variable interest entities under FIN 46 as amended by Interpretation 46R.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of October 31, 2006, and the results of its operations for the three and six months ended October 31, 2006 and 2005, and its cash flows for the six months ended October 31, 2006 and 2005.

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

Reclassifications. Certain reclassifications have been made to the fiscal 2006 amounts to conform with the fiscal 2007 presentation.

3.              Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2006 and October 31, 2006:

	April 30,	October 31,
	2006	2006
Receivables	$368,878	$428,416
Unamortized premium and deferred fees (1)	10,853	12,232
Allowance for credit losses	(2,332)	(2,728)
Net receivables	$377,399	$437,920

(1)  Includes premium and discounts paid to dealer plus deferred acquisition cost.

Activity in the allowance for credit losses for the periods ended October 31, 2005 and 2006 was as follows:

	For the Six Months Ended October 31,
	2005	2006
Balance, beginning of period	$2,249	$2,332
Provision for credit losses	3,716	5,195
Charge-offs, net of recoveries	(3,706)	(4,799)
Balance, end of period	$2,259	$2,728

4.              Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so.  In November, 2003, the Company issued $139,661 asset-backed notes (“Term Notes”) secured by a discrete pool of receivables.  In May, 2005, the Company issued $175,493 in Term Notes secured by a discrete pool of receivables.  In January, 2006, the Company issued $189,060 in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 4.3% and 5.2% for the periods ended October 31, 2005 and 2006, respectively.

Warehouse Facilities as of October 31, 2006

						Borrowing
						Rate At
						October 31,
Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	2006
FIARC	$300,000	$148,062	Commercial paper rate plus .3%	.30% of Unused Facility	None	5.8%
FIRC	$50,000	$36,524	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.3%

Warehouse Facilities – Credit Enhancement as of October 31, 2006

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverage is obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. The insurance enhancing this facility is default insurance under a standard auto loan protection policy (known as “ALPI” insurance) which covers the difference between the outstanding balance of a receivable and the liquidation proceeds in the event the underlying collateral is repossessed. Solely at its expense, the Company carries this coverage and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during the three months and six months ended October 31, 2006 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 1.1% and 1.7%, respectively, of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone were $1,366 and $536 during the three months ended, and $2,572 and $1,852 for six months ended, October 31, 2005 and 2006, respectively, and accounted for 2.1% and 0.9% during the three months ended, and 1.8% and 1.2% for the six months ended, October 31, 2005 and 2006, respectively, of the principal amount of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of October 31, 2006, the Insurance Subsidiary had capital and surplus of $3,607 and unencumbered cash reserves of $2,413 in addition to the $3,252 trust account.

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

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until December 2, 2004, and was subsequently extended until February 14, 2007.  On June 15, 2004, the FIRC facility was increased to $65,000, and reverted back to $50,000 on September 13, 2004.  As of April 30, 2006 and October 31, 2006, there was $47,080 and $36,524, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  As of April 30, 2006 and October 31, 2006, there was $0 and $148,062, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of October 31, 2006.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661	April 20, 2011	$26,561	2.58%
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$79,359	4.23%
2006-A Class 2	January 26, 2006	$47,000	March 16, 2009	$29,353	4.87%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$74,000	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre- Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre- Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre- Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”), completed the issuance of $139,661 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,727, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,066 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,657, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5%, or $574, of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2006, and October 31, 2006, the outstanding principal balances on the 2003-A term notes were $37,715 and $26,561, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2006 and October 31, 2006, the outstanding principal balances on the 2005-A Term notes were $106,162 and $79,359, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006.  The final maturity of the Class A-2, Class A-3, and Class A-4 Term Notes is March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2006 and October 31, 2006, the outstanding principal balances on the 2006-A Class A term notes were $172,708 and $139,413, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9,000 to $13,500.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500.  As of April 30, 2006 and October 31, 2006, there was $16,454 and $21,504, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under this facility as of April 30, 2006 and October 31, 2006.  For the three and six months ended October 31, 2005 and October 31, 2006, the Company recorded interest expense under these facilities of $63 and $126, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at October 31, 2006.

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

On July 18, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into an interest rate cap transaction, with a strike rate of 6%.  The aggregate initial notional amount of the cap was $18,804 which amortizes over six years.  The Company paid $59 in premium to purchase this cap.  The interest rate cap was not designated as a hedge, and accordingly, changes in the fair value of the interest rate caps were recorded as an unrealized loss and are reflected in net income.  During the three and six months ended October 31, 2005, the Company recorded an unrealized gain of $23 and $20, respectively, that is included as a separate line under other income.  This requirement was eliminated as part of the facility’s renewal.

5.              Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and six months ended October 31, 2005 and 2006 are as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2005	2006	2005	2006
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	4,438,504	4,474,194	4,425,099	4,465,715
Effect of dilutive stock options and warrants	183,113	332,831	132,504	331,592
Weighted average shares outstanding for diluted earnings per share	4,621,617	4,807,025	4,557,603	4,797,307

For the three and six months ended October 31, 2005 and 2006, the Company had 43,500 and 257,500 stock options and stock warrants, respectively, which were not included in the computation of diluted income per share because to do so would have been antidilutive for the period presented.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  The Company recognized servicing revenue of $139 and $83 for the three months ended, and $301 and $178 for the six months ended, October 31, 2005 and 2006, respectively, interest income of $27 and $3 for the three months ended, and $54 and $9 for the six months ended, October 31, 2005 and 2006, respectively, and equity in earnings in FARC of $111 and $319 for the three months ended, and $237 and $386 for the six months ended, October 31, 2005 and 2006, respectively.  As of April 30, 2006 the equity investment in FARC of $873 and junior mezzanine debt of $80 and as of October 31, 2006, the equity investment in FARC of $1,083 and junior mezzanine debt of $4 are included in Deferred Financing Costs and Other Assets on the balance sheet.

7.              New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being overturned on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on May 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning May 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have a financial statement impact at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for the fiscal year ending April 30, 2008. The Company is currently evaluating the impact of adopting SFAS 156 on its financial position, cash flows, and results of operations; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under this bulletin, registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal year ending April 30, 2007.  The Company is currently evaluating the impact of adopting SAB 108 on its financial position, cash flows, and results of operations.

8.              Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of October 31, 2006, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2006 and October 31, 2006, a total of 360,500 options had been issued, and 294,500 and 278,500, respectively, options remained outstanding. This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan).  The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200,000 shares of common stock, which was subsequently amended on September 6, 2006, increasing the number of available shares to 400,000, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.  As of April 30, 2006 and October 31, 2006, a total of 102,500 and 197,500, respectively, options had been issued and remained outstanding, leaving a remaining 97,500 and 202,500, respectively, available for issuance.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Director Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   This plan was subsequently amended in July 2006 to increase the number of options available for issuance to 900,000.  The Board of Directors administers the

plan and the options will not be qualified as incentive stock options.  Option types will be automatic and discretionary.   Automatic grants of 28,000 shares for each non-employee director, or 140,000 shares total, were approved in July 2006.  Subsequent automatic grants of an option to purchase 28,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2007. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2006 and October 31, 2006, a total of 490,000 and 630,000, respectively, options had been issued under the plan, leaving a remaining 10,000 and 270,000, respectively, available for issuance.  In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Director Stock Option Plan.  All options issued under this plan were issued with an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

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

The Company utilizes the Black-Scholes-Merton model for calculating the fair value pro forma disclosures under SFAS No. 123, which is an acceptable valuation approach under SFAS No. 123(R).

The following table summarizes the option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods below that remain outstanding as of October 31, 2006:

	For the six months ended October 31,
	2005	2006
Dividend yield	—	—
Expected volatility	19.34%	26.44%
Risk-free interest rate	3.93%	5.02%
Estimated life (in years)	4	6
Weighted average fair-value of options granted	$1.13	$3.06

The following table summarizes the option activity under the Plans as of October 31, 2006, and the options exercisable at the end of the reported period:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options, beginning of period	867	$4.72
Granted	237	$8.05
Forfeited and Expired	(15)	$8.97
Exercised	(23)	$4.56
Outstanding options, end of period	1,066	$5.40	7.4	$1,967

Exercisable at end of period	572	$4.61	6.1	$1,407
Vested and expected to vest at end of period	1,023	$5.37	7.3	$1,913

The total intrinsic value of options exercised during the six months ended October 31, 2006 and 2005 was $79 and $0.  The total grant date fair value of stock options that became fully vested for the six months ended October 31, 2006 was approximately $752.

Cash received from option exercises under all share based payment arrangements for the six months ended October 31, 2006 and 2005 was $107 and $0, respectively.  The estimated tax benefit expected to be realized for the six months ended October 31, 2006 and 2005 is $23 and $0, respectively.

A summary of the status of the Company’s nonvested shares as of October 31, 2006, and changes during the six months ended October 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 30, 2006	428	$1.78
Granted	237	3.06
Vested	(167)	1.22
Forfeited	(4)	5.59
Nonvested at October 31, 2006	494	$1.96

As of October 31, 2006, there was $859 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted average period of 3.2 years.  The total fair value of shares vested during the six months ended October 31, 2006 and 2005 was $1,151 and $991, respectively.

SFAS No. 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to accounting for forfeitures as they occur, as allowed by SFAS No. 123. The Company adjusted for this effect with respect to unvested options as of May 1, 2006 in the stock-based compensation expense recognized, which was recorded within general and administrative expense on the Company’s consolidated statement of earnings. This adjustment was not recorded as a cumulative effect adjustment because no compensation cost was recognized prior to the adoption SFAS No. 123(R). In addition, SFAS No. 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow as in prior periods.

Total compensation costs related to stock-based compensation that have been charged against income during the three months ended October 31, 2006 were $79, net of income tax benefits of $24.  Total compensation costs related to stock-based compensation that have been charged against income during the six months ended October 31, 2006 were $110, net of income tax benefits of $32.  Included in this total is $79 and $110 for the three and six months ended October 31, 2006, respectively, resulting from the adoption of SFAS No. 123(R), which would have previously been presented in a pro forma footnote disclosure, as discussed above.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123(R) to all of its share-based compensation awards for periods prior to the adoption of SFAS No. 123(R), and the actual effect on net earnings and earnings per share for the period subsequent to the adoption of SFAS No. 123(R):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2005	2006	2005	2006
Net Earnings, as reported	$765	$1,295	$1,690	$2,031
Add: Total stock option plan compensation expense included in the determination of reported net earnings, net of taxes	—	79	—	110

Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(57)	(79)	(103)	(110)
Pro Forma Net Earnings	$708	$1,295	$1,587	$2,031

Basic Net Earnings per Common Share, as reported	$0.17	$0.29	$0.38	$0.45
Diluted Net Earnings per Common Share, as reported	$0.17	$0.27	$0.37	$0.42
Basic Net Earnings per Common Share, pro forma	$0.16	$0.29	$0.35	$0.45
Diluted Net Earnings per Common Share, pro forma	$0.15	$0.27	$0.34	$0.42

9.              Income Taxes

The Company has recorded income tax expense as a percentage of income before taxes for the three and six months ended:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2005	2006	2005	2006
Income tax - statutory rate	34.0%	35.0%	34.0%	35.0%
State income tax, net of federal benefit	2.0%	3.7%	2.0%	3.9%
Reversal of uncertain tax position	—	(65.0)%	—	(29.7)%
Non-deductible expenses	0.5%	0.6%	0.5%	0.6%
Effective income tax rate	36.5%	(25.7)%	36.5%	9.8%

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

Stock-Based Compensation.  The Company expenses stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment - a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”).  Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, accounted for our stock-based compensation using the intrinsic value method.

Managed Receivables

The Company’s managed receivables are:

	As of or for the Periods
	Ended October 31,
	2005	2006
Receivables Held for Investment:
Number	20,826	25,879
Principal balance	$324,225	$428,416
Average principal balance of receivables outstanding during the six-month period	$288,749	$402,098
Average principal balance of receivables outstanding during the three-month period	$310,276	$417,196
Other Servicing:
Number	11,753	8,127
Principal balance	$143,095	$73,499
Total Managed Receivables Portfolio:
Number	32,579	34,006
Principal balance	$467,320	$501,915
Average principal balance of receivables outstanding during the six-month period	$456,789	$490,954
Average principal balance of receivables outstanding during the three-month period	$465,260	$497,972

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	12.8%	12.8%	12.8%	12.8%
Average cost of debt (2)	4.5%	5.6%	4.5%	5.5%
Net interest spread (3)	8.3%	7.2%	8.3%	7.3%
Net interest margin (4)	8.3%	7.3%	8.3%	7.3%

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

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to finance the receivables. Net interest income was $7,561 and $14,685 for the three and six months ended October 31, 2006, respectively, an increase of 17.4% and 22.6% when compared to amounts reported for the three and six months ended October 31, 2005, respectively.

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

	Three Months Ended October 31, 2005 to 2006			Six Months Ended October 31, 2005 to 2006
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net	Average Principal Amount	Average Rate	Total Net

Receivables Held for Investment:
Interest income	$3,412	$47	$3,459	$7,221	$72	$7,293
Interest expense	1,183	1,154	2,337	2,490	2,094	4,584
Net interest income	$2,229	$(1,107)	$1,122	$4,731	$(2,022)	$2,709

Results of Operations

Three and Six Months Ended October 31, 2006 and 2005

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

Executive Summary.  Net earnings for the three and six months ended October 31, 2006 were $1,295 and $2,031, respectively, compared to $765 and $1,690 for the three and six months ended October 31, 2005, respectively.  Basic earnings per common share were $0.29 and $0.45, respectively, for the three and six months ended October 31, 2006, compared to $0.17 and $0.38, respectively, for the three and six months ended October 31, 2005.  Diluted earnings per common share were $0.27 and $0.42, respectively, for the three and six months ended October 31,2006, compared to $0.17 and $0.37, respectively, for the three and six months ended October 31, 2005.  The increase in net income for the three and six months ended October 31, 2006 compared to October 31, 2005 is due to several factors, including (i) a $1,122 increase in net interest income for the three months ended October 31, 2006, and a $2,709 increase in net interest income for the six months ended October 31, 2006 due to a 34% and 39% increase in the average balance of Receivables Held for Investment for the three and six months ended October 31, 2006, respectively, (ii) an increase in other interest income due to higher average cash balances, (iii) a decrease in general and administrative expenses primarily due to the defense of a class action lawsuit during the six months ended April 30, 2006, and (iv) a decrease in income tax expense of $704 and $750 for the three and six months ended October 31, 2006, respectively, primarily due to the recognition of a $669 income tax benefit that was previously recorded as an uncertain tax provision.  This is partially offset by several factors, including (i) an increase in interest expense of $2,337 and $4,584 for the three and six months ended October 31, 2006, respectively, due to a 34% and 39% increase in the average debt outstanding and a 110 and 104 basis point increase for the three and six months ended October 31, 2006, respectively, (ii) a $612 and $1,479 increase in provision for credit losses, for the three and six months ended October 31, 2006, respectively,  primarily associated with the growth in the portfolio of Receivables Held for Investment and an associated increase in the allowance for credit losses, (iii) a $242 and $387 reduction in other income, for the three and six months ended October 31, 2006, respectively, primarily due to lower servicing revenue resulting from the continued decline in serviced receivables outstanding and lower dealer marketing fees due to the elimination of certain dealer programs, (iv) a $180 and $362 increase in salaries and benefits expense, for the three and six months ended October 31, 2006, respectively, to support an increase in origination volume, staffing for the Company’s inbound call center which was moved from a third party provider during 2005, and the implementation of FASB 123(R) during the period, (v) a $530 and $906 increase in operating costs, for the three and six months ended October 31, 2006, respectively, associated with an increase in origination volume and a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs and, (vi) a $148 and $309 increase in other interest expense, for the three and six months ended October 31, 2006, respectively, due to an increase in the average outstanding balance of the Company’s working capital facility.  The increase in net interest income was partially offset by a reduction in the net interest spread created by flat effective yields on the portfolio of Receivables Held for Investment and an increasing cost of funds.  The decline in net interest spread reduced net interest income by $1,107 and $2,022 for the three and six months ended October 31, 2006 as compared to the three and six months ended October 31, 2005, respectively.

Interest Income. Interest income for the three and six months ended October 31, 2006 increased to $13,374 and $25,705 compared to $9,915 and $18,412 for the three and six months ended October 31, 2005.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment increased 35% and 40% for the three and six months ended October 31, 2006 compared to the three and six months ended October 31, 2005.  The increase in interest income for the three and six months ended October 31, 2006 is primarily due to a 34% and 39% increase in the average portfolio outstanding for the three and six months ended October 31, 2006 compared to the three and six months ended October 31, 2005.

Interest Expense. Interest expense for the three and six months ended October 31, 2006 increased to $5,813 and $11,020 compared to $3,476 and $6,436 for the three and six months ended October 31, 2005. Interest expense increased 67% and 71% for the three and six months ended October 31, 2006.  The increase in interest expense is primarily due to (i) a $106,118 or 34% and $112,273, or 39%, increase in the average debt outstanding for the three and six months ended October 31, 2006, compared to the three and six months ended October 31, 2005 as a result of a 34% and 39% increase in the average portfolio of Receivables Held for Investment, (ii) an increase in overall market interest rates as a result of short-term market rate increases and (iii) the Company’s decision to lock in interest rates on $189,060 of debt in January 2006 through the issuance of term notes to minimize the risk of future interest rate increases, as longer term fixed rate term notes typically carry higher interest rates than shorter term floating rate debt.  The combined effects of the increase in overall market interest rates and the decision to lock in a fixed interest rate on $189,060 of debt resulted in a 110 and 104 basis point increase in the average interest rate for the three and six months ended October 31, 2006, as compared to the three and six months ended October 31, 2005.

Provision for Credit Losses. The provision for credit losses for the three and six months ended October 31, 2006 increased to $2,677 and $5,195 as compared to $2,065 and $3,716 for the three and six months ended October 31, 2005. The increase in provision for credit losses is primarily due to a 34% and 39% increase in the average portfolio outstanding for the three and six months ended October 31, 2006, compared to the three and six months ended October 31, 2005.  Provision for credit losses as a percentage of average Receivables Held for Investment on an annual basis decreased to 2.6% as compared to 2.7% for the three months ended October 31, 2005.  Provision for credit losses as a percentage of average Receivables Held for Investment on an annual basis remained constant at 2.6% for the six months ended October 31, 2006 and October 31, 2005.

Net charge-offs for the three and six months ended October 31, 2006 increased to $2,651 and $4,799 compared to $1,998 and $3,706 for the three and six months ended October 31, 2005.  The increase in net charge-offs for the three and six months ended October 31, 2006 is primarily due to a 34% and 39% increase in the average portfolio outstanding for the three and six months ended October 31, 2006, compared to the three and six months ended October 31, 2005.  This is partially offset by an increase in recoveries from defaulted loans.  As a result, the allowance for loan loss as a percentage of the portfolio of Receivables Held for Investment decreased from 0.7% as of October 31, 2005 to 0.6% as of October 31, 2006.  This compares to 0.6% as of April 30, 2006.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200,000 of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276,000 of installment loan receivables for unrelated third parties.  Servicing revenue decreased to $312 and $676 for the three and six months ended October 31, 2006 compared to $495 and $1,073 for three and six months ended October 31, 2005.  The decrease in servicing revenue for the three and six months ended October 31, 2006 is due to the liquidation of serviced receivables during the periods.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Finance Charges and Fees.  Other finance charges and fees increased to $825 and $1,560 for the three and six months ended October 31, 2006, compared to $598 and $1,106 for the three and six months ended October 31, 2005.  The increase is primarily attributable to (i) increased assessment and collection of fees due to a 34% and 39% increase in the average portfolio of Receivables Held for Investment and (ii) an increase in fees charged to customers for processing electronic payments.  Income derived from late fees and collection activities are recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.  Late and loan related fees are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business.

Insurance Products.  Insurance products decreased to $481 from $554 for the six months ended October 31, 2006.  The decrease is primarily attributable to the Company’s decision to stop selling extended warranties.  This is partially offset by increased penetration rates on insurance products.  Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business, which will affect the ability of the Company to generate fee income from marketing insurance products.

Income from Investments.  Income from investments increased to $188 from $111 for the three months ended October 31, 2006.  The increase is primarily attributable to the increase in earnings in FARC, which is accounted for under the equity method of accounting for investments.

Other Interest Income.  Other interest income increased to $454 and $860 for the three and six months ended October 31, 2006, compared to $284 and $533 for the three and six months ended October 31, 2005.  The increase is attributable to (i) an increase in the average cash on hand balance due to increased collections as a result of a 34% and 39% increase in the average portfolio of Receivables Held for Investment and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve System.

Other Income.  Other income decreased to $0 for the three and six months ended October 31, 2006, compared to $242 and $387 for the three and six months ended October 31, 2005.  The decrease is attributable to the cancellation of a marketing program with several dealerships.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $2,841 and $5,565 for the three and six months ended October 31, 2006, compared to $2,661 and $5,203 for the three and six months ended October 31, 2005.  The increase is primarily due to (i) the Company implementing a call center that was previously outsourced, (ii) additional staffing levels necessary to support the increase in loan origination volume, and (iii) an additional $103 and $142 of expense for the three and six months ended October 31, 2006, due to the implementation of SFAS 123(R)

Operating Expenses. Operating Expenses increased to $1,654 and $2,633 for the three and six months ended October 31, 2006, compared to $1,124 and $1,727 for the three and six months ended October 31, 2005.   Expenses characterized as operating expenses are generally variable in nature and are typically dependent on a number of factors including origination volume, the outstanding balance of the managed portfolio, credit quality and operating efficiency levels.  The increase was primarily due to (i) an increase in postage and printing expense associated with the growth in the Company’s direct originations, (ii) an increase in other loan origination costs including credit bureau and verification fees associated with the increase in total origination volume, (iii) increased repossession and collection related costs, and (iv) a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs.  These were partially offset by (i) lower temporary help and third party fees associated with completion of the Company’s inbound call center location which had previously been outsourced and (ii) lower marketing commissions.

General and Administrative. General and administrative expenses decreased to $954 for the three months ended October 31, 2006, compared to $1,097 for the three months ended October 31, 2005.  The decrease is primarily attributable to decreased legal expenses associated with the defense of a class action lawsuit during the fiscal year ended April 30, 2006. General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense increased to $452 and $874 for the three and six months ended October 31, 2006, compared to $304 and $565 for the three and six months ended October 31, 2005. The increase was due to (i) a 58% and 60% increase in the average outstanding borrowings on the Company’s working capital line for the three and six months ended October 31, 2006 compared to the three and six months ended October 31, 2005, and (ii) an increase in overall market interest rates as a result short-term rate increases adopted by the Federal Reserve System.

Provision for Income Taxes.  Provision for income taxes decreased to $(265) and $221 for the three and six months ended October 31, 2006, compared to $439 and $971 for the three and six months ended October 31, 2005.  The decrease is primarily due to the recognition of $669 related to an uncertain tax provision that was previously classified as a liability.  This is partially offset by an increase in the tax rate due to increased state income taxes.

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

Credit Evaluation

General.  In connection with the origination of a receivable by the Company, the Company follows systematic procedures designed to reduce unacceptable risks. This involves a three-step process in which (i) the creditworthiness of the borrower and the terms of the proposed transaction are evaluated and either approved, declined or modified by the Company’s credit verification department, (ii) the loan documentation and collateralization is reviewed by the Company’s funding department, and (iii) additional collateral verification procedures and customer interviews are conducted by the Company. During the course of this process, the Company’s credit verification and funding personnel coordinate closely with the finance and insurance departments of the dealers or with individuals to whom the Company lends directly. The Company has developed financing programs under which it approves loans that vary in pricing and loan terms depending on the relative credit risk determined for each loan. Credit or default risk is evaluated by the Company’s loan officers in conjunction with a proprietary, empirical credit scoring model developed from the Company’s 17 year database of non-prime lending results.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $71,889 and $152,208 of receivables to be held for investment for the three and six months ended October 31, 2006 compared to $66,861 and $148,341 for the three and six months ended October 31, 2005.

The Company funds loan originations through a combination of two warehouse credit facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, not to exceed $50,000.  Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source of up to $300,000. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued term notes. Substantially all of the Company’s receivables are pledged to collateralize these credit facilities and term notes.  The Company is obligated to meet certain financial covenants.  Noncompliance may significantly affect cash flow.

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $53,027 and $104,792 during the three and six months ended October 31, 2006, and $40,101 and $75,875 during the three and six months ended October 31, 2005.  Such cash flow funds were used to repay amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense, and servicing and custodial fees.  During the three and six months ended October 31, 2006, the Company required net cash of $18,862 and $47,416 as compared to $26,760 and $72,466 for the three and six months ended October 31, 2005, as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of October 31, 2006, the Company had $165,414 of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the servicing portfolios.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.   At October 31, 2006 and 2005, the Company’s unencumbered cash was $3,176 and $4,280, respectively.  The decrease in available cash is primarily due to an increase in operating expenses due to the Company’s continued growth.  This is partially offset by an increase in revenues due to a 34% and 39% increase in the average portfolio of Receivables Held for Investment for the three and six months ended October 31, 2006.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

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

Financing Arrangements.   The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so.  In November, 2003, the Company issued $139,661 asset-backed notes (“Term Notes”) secured by a discrete pool of receivables.  In May, 2005, the Company issued $175,493 in Term Notes secured by a discrete pool of receivables.  In January, 2006, the Company issued $189,060 in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 4.3% and 5.2% for the periods ended October 31, 2005 and 2006, respectively.

Warehouse Facilities as of October 31, 2006

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At October 31, 2006
FIARC	$300,000	$148,062	Commercial paper rate plus .3%	.30% of Unused Facility	None	5.8%
FIRC	$50,000	$36,524	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.3%

Warehouse Facilities – Credit Enhancement as of October 31, 2006

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders are named as additional insureds under these policies. The coverage is obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. The insurance enhancing this facility is default insurance under a standard auto loan protection policy (known as “ALPI” insurance) which covers the difference between the outstanding balance of a receivable and the liquidation proceeds in the event the underlying collateral is repossessed. Solely at its expense, the Company carries this coverage and neither the vehicle purchasers nor the dealers are charged for the coverages and they are usually unaware of their existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during the three months and six months ended October 31, 2006 for its three credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 1.1% and 1.7%, respectively, of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone were $1,366 and $536 during the three months ended, and $2,572 and $1,852 for six months ended, October 31, 2005 and 2006, respectively, and accounted for 2.1% and 0.9% during the three months ended, and 1.8% and 1.2% for the six months ended, October 31, 2005 and 2006, respectively, of the principal amount of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of October 31, 2006, the Insurance Subsidiary had capital and surplus of $3,607 and unencumbered cash reserves of $2,413 in addition to the $3,252 trust account.

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

On December 4, 2003, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until December 2, 2004, and was subsequently extended until February 14, 2007.  On June 15, 2004, the FIRC facility was increased to $65,000, and reverted back to $50,000 on September 13, 2004.  As of April 30, 2006 and October 31, 2006, there was $47,080 and $36,524, respectively, outstanding.

On January 29, 2004, following a short-term extension of the original maturity date, the FIARC facility was renewed, under similar terms and conditions, to December 2, 2004, and was subsequently extended until February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  As of April 30, 2006 and October 31, 2006, there was $0 and $148,062, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of October 31, 2006.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661	April 20, 2011	$26,561	2.58%
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$79,359	4.23%
2006-A Class 2	January 26, 2006	$47,000	March 16, 2009	$29,353	4.87%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$74,000	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”), completed the issuance of $139,661 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,727, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,066 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,657, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5%, or $574, of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and requires monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2006, and October 31, 2006, the outstanding principal balances on the 2003-A term notes were $37,715 and $26,561, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, which was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to

4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2006 and October 31, 2006, the outstanding principal balances on the 2005-A Term Notes were $106,162 and $79,359, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006.  The final maturity of the Class A-2, Class A-3, and Class A-4 Term Notes is March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2006 and October 31, 2006, the outstanding principal balances on the 2006-A Class A term notes were $172,708 and $139,413, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9,000 to $13,500.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500.  As of April 30, 2006 and October 31, 2006, there was $16,454 and $21,504, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase

Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under this facility as of April 30, 2006 and October 31, 2006.  For the three and six months ended October 31, 2005 and October 31, 2006, the Company recorded interest expense under these facilities of $63 and $126, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at October 31, 2006.

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

On July 18, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into an interest rate cap transaction, with a strike rate of 6%.  The aggregate initial notional amount of the cap was $18,804 which amortizes over six years.  The Company paid $59 in premium to purchase this cap.  The interest rate cap was not designated as a hedge, and accordingly, changes in the fair value of the interest rate caps were recorded as an unrealized loss and are reflected in net income.  During the three and six months ended October 31, 2005, the Company recorded an unrealized gain of $23 and $20, respectively, that is included as a separate line under other income.  This requirement was eliminated as part of the facility’s renewal.

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,728 as of October 31, 2006, and $2,332 as of April 30, 2006, as a percentage of Receivables Held for Investment of $428,416 as of October 31, 2006, and $368,878 as of April 30, 2006, was 0.6%.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $2,677 and $5,195 for the three and six months ended October 31, 2006 compared to $2,065 and $3,716 for the three and six months ended October 31, 2005 have been recorded.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over the six month periods indicated (dollars in thousands):

	For the Six Months Ended October 31,
	2005		2006
	Number		Number
	of Loans	Amount	of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	110	$907	96	$1,053
60 - 89 days	53	288	37	291
90 days or more	48	289	35	266
Total delinquencies	211	$1,484	168	$1,610
Total delinquencies as a percentage of outstanding receivables.	1.0%	0.5%	0.7%	0.4%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		2.6%		2.4%

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

As of October 31, 2006, there were 182 accounts totaling $2,522 that were in bankruptcy status and were more than 30 days past due.  As of October 31, 2005, there were 460 accounts totaling $5,280 that were in bankruptcy status and were more than 30 days past due.  As of October 31, 2006 and 2005, 86% of the bankruptcy delinquencies filed for protection under Chapter 13.

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

 In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning May 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have a financial statement impact at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for the fiscal year ending April 30, 2008. The Company is currently evaluating the impact of adopting SFAS 156 on its financial position, cash flows, and results of operations; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under this bulletin, registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal year ending April 30, 2007.  The Company is currently evaluating the impact of adopting SAB 108 on its financial position, cash flows, and results of operations.

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

As of October 31, 2006, the Company had $206,090 of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $1,309 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of October 31, 2005, the Company had $153,096 of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $972 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

ITEM 4.    CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 6, 2006, the Company held its Annual Meeting of Shareholders to elect the Company’s Board of Directors for a term of one year, (ii) approve a 200,000 share increase in the number of shares available for issuance under the of the 2005 Employee Stock Option Plan and receive authorization to make available 200,000 shares of common stock for issuance under the plan, and (iii) ratify the appointment of Grant Thornton LLP as the Company’s independent auditors.  Below are the results of the vote:

Proposal Number 1: Election of Directors of the Company

	For	Against	Abstain	Broker Non-Votes

Tommy A. Moore, Jr.	3,849,947	535,213	0	0

Robert L. Clarke	4,339,713	45,447	0	0

W.A. Stockard, Jr.	4,339,713	45,447	0	0

Roberto Marchesini	3,858,947	526,213	0	0

Seymour M. Jacobs	4,339,713	45,447	0	0

John H. Buck	4,339,713	45,447	0	0

Daniel M. Theriault	4,339,713	45,447	0	0

Proposal Number 2: Approve a 200,000 share increase in the number of shares available for issuance under the of the 2005 Employee Stock Option Plan

For	Against	Abstain	Broker Non-Votes

2,941,771	400,831	0	1,042,558

Proposal Number 3:  Appointment of Grant Thornton LLP as independent auditors

For	Against	Abstain	Broker Non-Votes

3,979,926	300	404,934	0

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.131(w)

Amendment No. 1 to Second Amendment and Restated Security Agreement dated October 11, 2006, between First Investors Auto Receivables Corp., First Investors Financial Services, Inc., First Investors Servicing Corporation, Variable Funding Capital Company LLC, Wachovia Capital Markets, LLC, and Wells Fargo Bank, National Association.

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

Filed with this 10-Q

(b)         Reports on Form 8-K

Form 8-K filed September 7, 2006, press release announcing the quarter end July 31, 2006 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: December 13, 2006	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: December 13, 2006	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer