Form 10-Q
period 2007-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2007-03-14
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File Number 0-26686

First Investors Financial Services Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Texas
(State or Other Jurisdiction	76-0465087
of Incorporation or Organization)	(I.R.S. Employer Identification No.)

675 Bering Drive, Suite 710
Houston, Texas	77057
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding At
Class	March 14, 2007
Common Stock-$.001 Par Value	4,477,694

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

JANUARY 31, 2007

TABLE OF CONTENTS

Part I Financial Information

Item 1.	Financial Statements

Consolidated Condensed Balance Sheets as of April 30, 2006 and
January 31, 2007

Consolidated Condensed Statements of Earnings for the Three
and Nine Months Ended January 31, 2006 and 2007

Consolidated Condensed Statement of Shareholders’ Equity for the
Nine Months Ended January 31, 2007

Consolidated Condensed Statements of Cash Flows for the Nine
Months Ended January 31, 2006 and 2007

Notes to Unaudited Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — APRIL 30, 2006 AND JANUARY 31, 2007
(In thousands, except par value)
	April 30,	January 31,
	2006	2007
	(Audited)	(Unaudited)
ASSETS
Receivables Held for Investment, net	$377,399	$480,464
Cash and Short-Term Investments	3,380	1,760
Restricted Cash	25,538	37,171
Accrued Interest Receivable	3,218	4,104
Assets Held for Sale	960	1,344
Other Assets:
Funds held under reinsurance agreement	3,431	3,655
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $3,514 and $3,632	5,362	5,317
Total assets	$419,288	$533,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$47,080	$253,376
Term notes	316,584	215,153
Working capital facility	16,454	24,283
Related party note	2,500	2,500
Other Liabilities:
Accounts payable and accrued liabilities	6,397	6,027
Income taxes	1,386	844
Deferred income taxes payable	766	305
Total liabilities	391,167	502,488

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000 shares authorized, 5,626 issued and 4,454 outstanding at April 30, 2006 and 5,650 issued and 4,478 outstanding at January 31, 2007	6	6
Additional paid-in capital	18,938	19,292
Retained earnings	13,644	16,496
Less: treasury stock, at cost, 1,172 shares	(4,467)	(4,467)
Total shareholders’ equity	28,121	31,327
Total liabilities and shareholders’ equity	$419,288	$533,815

The accompanying notes are an integral part of these consolidated condensed financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

For the Three and Nine Months Ended January 31, 2006 and 2007

(In thousands, except per share amount)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
	2006	2007	2006	2007

Interest Income	$10,332	$14,553	$28,744	$40,258
Interest Expense	3,938	6,364	10,374	17,383
Net interest income	6,394	8,189	18,370	22,875
Provision for Credit Losses	1,822	3,236	5,538	8,431
Net Interest Income After Provision for Credit Losses	4,572	4,953	12,832	14,444
Other Income:
Servicing revenue	433	377	1,506	1,053
Other finance charges and fees	696	876	1,803	2,435
Insurance products	226	451	780	932
Income from investment	96	163	333	418
Other interest income	336	482	869	1,342
Other income	183	—	569	—
Realized loss on interest rate derivative positions	(195)	—	(175)	—
Total other income	1,775	2,349	5,685	6,180
Operating Expenses:
Salaries and benefits	2,700	2,984	7,903	8,548
Operating expense	1,226	1,708	2,954	4,341
General and administrative	1,655	979	3,668	2,978
Other interest expense	357	500	922	1,374
Total operating expenses	5,938	6,171	15,447	17,241
Income Before Provision for Income Taxes	409	1,131	3,070	3,383
Provision (Benefit) for Income Taxes:
Current	12	548	343	992
Deferred	79	(238)	719	(461)
Total provision for income taxes	91	310	1,062	531
Net Earnings	$318	$821	$2,008	$2,852

Basic Net Earnings per Common Share	$0.07	$0.18	$0.45	$0.64
Diluted Net Earnings per Common Share	$0.07	$0.17	$0.44	$0.60

The accompanying notes are an integral part of these consolidated condensed financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended January 31, 2007

(In thousands, except share amounts)

(Unaudited, except where stated)

	Common Stock		Additional		Treasury
			Paid-In	Retained	Stock, at
	Shares	Amount	Capital	Earnings	cost	Total
Balance at May 1, 2005	5,583,669	$6	$18,755	$11,199	($4,467)	$25,493
Net earnings.	—	—	—	2,445	—	2,445
Exercise of stock options	42,500	—	183	—	—	183
Balance at April 30, 2006 (Audited).	5,626,169	6	18,938	13,644	(4,467)	28,121
Net earnings.	—	—	—	2,852	—	2,852
Stock compensation expense.	—	—	224	—	—	224
Excess tax benefits from share basedarrangements	—	—	23	—	—	23
Issuance of common stock related to the exercise of stock options	23,501	—	107	—	—	107
Balance at January 31, 2007	5,649,670	$6	$19,292	$16,496	$(4,467)	$31,327

The accompanying notes are an integral part of this consolidated condensed financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2006 and 2007

(In thousands)

(Unaudited)

	2006	2007

Cash Flows From Operating Activities:	$2,008	$2,852
Net earnings
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities —
Depreciation and amortization expense	3,635	4,960
Provision for credit losses	5,538	8,431
Reversal of uncertain tax provision	—	(669)
Excess tax benefits from share-based payment arrangements	—	(23)
Share-based payment arrangements	—	224
(Increase) decrease in:
Accrued interest receivable	(623)	(886)
Restricted cash	(47,647)	(11,632)
Deferred financing costs and other assets	(1,543)	(562)
Funds held under reinsurance agreement	(516)	(225)
Current income tax receivable	5	—
Increase (decrease) in:
Accounts payable and accrued liabilities	2,144	(370)
Deferred income taxes payable	719	(461)
Income taxes	285	150
Net cash (used in) provided by operating activities	(35,995)	1,789
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(189,945)	(240,802)
Payments received from Investment	435	372
Contributions to Investment	—	(434)
Principal payments from Receivables Held for Investment	82,408	118,522
Payments received on Assets Held for Sale	4,887	6,733
Purchase of furniture and equipment	(454)	(624)
Net cash used in investing activities	(102,669)	(116,233)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	330,703	478,589
Term notes	364,553	—
Working capital facility	4,650	7,829
Principal payments made on—
Warehouse credit facilities	(480,604)	(272,292)
Term notes	(79,062)	(101,432)
Proceeds from the issuance of common stock	184	107
Excess tax benefits from share-based payment arrangements	—	23
Net cash provided by financing activities	140,424	112,824
Increase/(Decrease) in Cash and Short-Term Investments	1,760	(1,620)
Cash and Short-Term Investments at Beginning of Period	2,413	3,380
Cash and Short-Term Investments at End of Period	$4,173	$1,760
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$9,715	$15,652
Income taxes	32	1,512

The accompanying notes are an integral part of these consolidated condensed financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

January 31, 2007

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of January 31, 2007, approximately 33% and 14% of receivables held for investment had been originated in Texas and Georgia, respectively.  The Company currently operates in 28 states.

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

In total, at January 31, 2007, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $532,193.

2.                Interim Financial Information

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of January 31, 2007, the Company does not have any variable interest entities under FIN 46 as amended by Interpretation 46R.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of January 31, 2007, and the results of its operations for the three and nine months ended January 31, 2007 and 2006, and its cash flows for the nine months ended January 31, 2007 and 2006.

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

Other Income.  Other Income consists of income received from servicing activities, other finance charges and fees, income from investments, reinvestment revenue, income earned from the sale of GAP insurance and extended service contracts, and realized loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment.  Income from the sale of GAP insurance and extended service contracts is recognized when sold as the Company has no further obligation after the sale.  Unrealized loss on interest rate derivatives is recognized when incurred.

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

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan on a date which is six months prior to the reporting date, to the aging status of the loan as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  Effective for the quarter ended April 30, 2005, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, they are reported in earnings in the period they become known.

Stock-Based Compensation.  The Company expenses stock-based compensation expense in accordance with  SFAS No. 123(R), Share-Based Payment - a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) (see note 8).

Reclassifications. Certain reclassifications have been made to the fiscal 2006 amounts to conform to the fiscal 2007 presentation.

3.     Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2006 and January 31, 2007:

	April 30,	January 31,
	2006	2007
Receivables	$368,878	$470,545
Unamortized premium and deferred fees (1)	10,853	12,909
Allowance for credit losses	(2,332)	(2,990)
Net receivables	$377,399	$480,464

(1)             Includes premium and discounts paid to dealer plus deferred acquisition cost.

Activity in the allowance for credit losses for the periods ended January 31, 2006 and 2007 was as follows:

	For the Nine Months
	Ended January 31,
	2006	2007
Balance, beginning of period	$2,249	$2,332
Provision for credit losses	5,538	8,431
Charge-offs, net of recoveries	(5,560)	(7,773)
Balance, end of period	$2,227	$2,990

4.     Debt

The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so.  In November 2003, the Company issued $139,661 of asset-backed notes (“Term Notes”) secured by a discrete pool of receivables.  In May 2005, the Company issued $175,493 in Term Notes secured by a discrete pool of receivables.  In January 2006, the Company issued $189,060 in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings, including the effect of program fees and dealer fees, was 4.4% and 5.2% for the periods ended January 31, 2006 and 2007, respectively.

Warehouse Facilities as of January 31, 2007

						Borrowing
						Rate At
						January 31,
Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	2007
FIARC	$300,000	$210,865	Commercial paper rate plus .3%	30% of Unused Facility	None	5.3%
FIRC	$50,000	$42,511	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.8%

Warehouse Facilities — Credit Enhancement as of January 31, 2007

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders, collectively, are named as additional insureds under this policy. The coverage is obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. The insurance enhancing this facility is default insurance under a standard auto loan protection policy (known as “ALPI” insurance) which covers the difference between the outstanding balance of a receivable and the liquidation proceeds in the event the underlying collateral is repossessed. Solely at its expense, the Company carries this coverage.  Neither the vehicle purchasers nor the dealers are charged for the coverage and they are unaware of its existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during the three months and nine months ended January 31, 2007 for its  credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 0.4% and 1.2%, respectively, of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone were $585 and $359 during the three months ended, and $3,769 and $2,211 during the nine months ended, January 31, 2006 and 2007, respectively, and accounted for 1.2% and 0.4% during the three months ended, and 1.6% and 0.9% for the nine months ended, January 31, 2006 and 2007, respectively, of the principal amount of the receivables originated during such periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of January 31, 2007, the Insurance Subsidiary had capital and surplus of $2,270 and unencumbered cash reserves of $621 in addition to the $3,297 trust account.

The ALPI coverage, as well as the Insurance Subsidiary’s liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Subsidiary’s liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The Company believes the losses its Insurance Subsidiary will be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Subsidiary.

FIARC — Credit enhancement for the FIARC warehouse facility is provided to the commercial paper investors by a 6% overcollaterization and a cash reserve account equal to 1% of the receivables held by FIARC.  The Company is not a guarantor of, or otherwise a party to, such commercial paper.

Warehouse Facilities — Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	February 13, 2008	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility.
FIRC	Wachovia	February 13, 2008	The loan would convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity.

On February 15, 2006, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until February 13, 2007.  On February 14, 2007, the FIRC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2006 and January 31, 2007, there was $47,080 and $42,511, respectively, outstanding.

On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  On February 14, 2007, the maturity date of the FIARC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2006 and January 31, 2007, there was $0 and $210,865, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of January 31, 2007.

		Issuance			Interest
Term Notes	Issuance Date	Amount	Maturity Date	Outstanding	Rate
2003-A	November 11, 2003	$139,661	April 20, 2011	$22,180	2.58%
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$68,855	4.23%
2006-A Class 2	January 26, 2006	$47,000	March 16, 2009	$14,058	4.87%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$74,000	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance, increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance, decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance, increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance, decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance, increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance, decreasing to 96.75%	Surety Bond

Term Notes - On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”), completed the issuance of $139,661 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,727, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,066 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,657, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5%, or $574, of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2006, and January 31, 2007, the outstanding principal balances on the 2003-A Term Notes were $37,715 and $22,180, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 Notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2006 and January 31, 2007, the outstanding principal balances on the 2005-A Term Notes were $106,162 and $68,855, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006.  The final maturities of the Class A-2, Class A-3, and Class A-4 Term Notes are March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2006 and January 31, 2007, the outstanding principal balances on the 2006-A Class A Term Notes were $172,708 and $124,118, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9,000 to $13,500.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500.  On February 14, 2007, the working capital facility was extended to its current maturity date of February 13, 2008, under similar terms and conditions.  As of April 30, 2006 and January 31, 2007, there was $16,454 and $24,283, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001, the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under this facility as of April 30, 2006 and January 31, 2007.  For the three and nine months ended January 31, 2006 and January 31, 2007, the Company recorded interest expense under these facilities of $63 and $189, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at January 31, 2007.

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

On July 18, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into an interest rate cap transaction, with a strike rate of 6%.  The aggregate initial notional amount of the cap was $18,804 which amortizes over six years.  The Company paid $59 in premium to purchase this cap.  The interest rate cap was not designated as a hedge, and accordingly, changes in the fair value of the interest rate caps were recorded as an unrealized loss and are reflected in net income.  During the three and nine months ended January 31, 2006, the Company recorded realized losses of $195 and $175, respectively, that are included as a separate line under other income.  This requirement was eliminated as part of the facility’s renewal.

5.     Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended January 31, 2006 and 2007 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2006	2007	2006	2007
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	4,451,693	4,477,694	4,433,963	4,469,708
Effect of dilutive stock options and warrants	294,587	293,426	181,512	318,378
Weighted average shares outstanding for diluted earnings per share	4,746,280	4,771,120	4,615,475	4,788,086

For the three and nine months ended January 31, 2006 and 2007, the Company had 63,500 and 291,000 stock options and stock warrants, respectively, which were not included in the computation of diluted income per share because to do so would have been antidilutive for the period presented.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  The Company recognized servicing revenue of $122 and $67 for the three months ended, and $423 and $244 for the nine months ended, January 31, 2006 and 2007, respectively, interest income of $21 and $0 for the three months ended, and $76 and $9 for the nine months ended, January 31, 2006 and 2007, respectively, and equity in earnings in FARC of $96 and $281 for the three months ended, and $333 and $667 for the nine months ended, January 31, 2006 and 2007, respectively.  As of April 30, 2006 the equity investment in FARC of $873 and junior mezzanine debt of $80 and as of January 31, 2007, the equity investment in FARC of $1,086 and junior mezzanine debt of $0 are included in Deferred Financing Costs and Other Assets on the balance sheet.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning May 1, 2007.  The provisions of SFAS 155 are not expected to have a financial statement impact at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for the fiscal year ending April 30, 2008. The Company is currently evaluating the impact of adopting SFAS 156 on its financial position, cash flows, and results of operations; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under this bulletin, registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal year ending April 30, 2007.  The Company is currently evaluating the impact of adopting SAB 108 on its financial position, cash flows, and results of operations.

8.     Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of January 31, 2007, no shares had been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300,000 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500,000. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2006 and January 31, 2007, a total of 360,500 options had been issued, and 294,500 and 278,500, respectively, options remained outstanding. This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan).  The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200,000 shares of common stock, which was subsequently amended on September 6, 2006, increasing the number of available shares to 400,000, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.  As of April 30, 2006 and January 31, 2007, a total of 102,500 and 197,500, respectively, options had been issued and remained outstanding, leaving a remaining 97,500 and 202,500, respectively, available for issuance.

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

Non-Employee Director Stock Option Plan - In September 2002, the Non-Employee Director Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   This plan was subsequently amended in July 2006 to increase the number of options available for issuance to 900,000.  The Board of Directors administers the

plan and the options will not be qualified as incentive stock options.  Option types will be automatic and discretionary.   Automatic grants of 28,000 shares for each non-employee director, or 140,000 shares total, were approved in July 2006.  Subsequent automatic grants of an option to purchase 28,000 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2007. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2006 and January 31, 2007, a total of 490,000 and 630,000, respectively, options had been issued under the plan, leaving a remaining 10,000 and 270,000, respectively, available for issuance.  In addition to the options granted above, there were an additional 20,000 options granted to a director in 1995, before the adoption of the Non-Employee Director Stock Option Plan.  All options issued under this plan were issued with an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

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

The following table summarizes the option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods below that remain outstanding as of January 31, 2007:

	For the Nine Months Ended January 31,
	2006	2007
Dividend yield	—	—
Expected volatility	19.34%	26.44%
Risk-free interest rate	3.93%	5.02%
Estimated life (in years)	4	6
Weighted average fair-value of options granted	$1.13	$3.06

The following table summarizes the option activity under the Plans as of January 31, 2007, and the options exercisable at the end of the reported period:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options, beginning of period	867	$4.72
Granted	237	$8.05
Forfeited and Expired	(15)	$8.97
Exercised	(23)	$4.56
Outstanding options, end of period	1,066	$5.40	7.2	$2,199

Exercisable at end of period	572	$4.61	5.8	$1,563
Vested and expected to vest at end of period	1,023	$5.40	7.2	$2,139

The total intrinsic value of options exercised during the nine months ended January 31, 2007 and 2006 was $79 and $61.  The total grant date fair value of stock options that became fully vested for the nine months ended January 31, 2007 was approximately $752.

Cash received from option exercises under all share based payment arrangements for the nine months ended January 31, 2007 and 2006 was $107 and $145, respectively.  The estimated tax benefit expected to be realized for the nine months ended January 31, 2007 and 2006 is $23 and $0, respectively.

A summary of the status of the Company’s nonvested shares as of January 31, 2007, and changes during the nine months ended January 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 30, 2006	428	$1.78
Granted	237	3.06
Vested	(167)	1.22
Forfeited	(4)	5.59
Nonvested at January 31, 2007	494	$1.96

As of January 31, 2007, there was $777 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted average period of 2.6 years.  The total fair value of shares vested during the nine months ended January 31, 2007 and 2006 was $1,201 and $1,186, respectively.

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

Total compensation costs related to stock-based compensation that have been charged against income during the three months ended January 31, 2007 were $56, net of income tax benefits of $26.  Total compensation costs related to stock-based compensation that have been charged against income during the nine months ended January 31, 2007 were $175, net of income tax benefits of $49.  Included in this total are $56 and $175 for the three and nine months ended January 31, 2007, respectively, resulting from the adoption of SFAS No. 123(R), which would have previously been presented in a pro forma footnote disclosure, as discussed above.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123(R) to all of its share-based compensation awards for periods prior to the adoption of SFAS No. 123(R), and the actual effect on net earnings and earnings per share for the period subsequent to the adoption of SFAS No. 123(R):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2006	2007	2006	2007
Net Earnings, as reported	$318	$821	$2,008	$2,852
Add: Total stock option plan compensation expense included in the determination of reported net earnings, net of taxes	—	56	—	175
Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(54)	(56)	(157)	(175)
Pro Forma Net Earnings	$264	$821	$1,851	$2,852

Basic Net Earnings per Common Share, as reported	$0.07	$0.18	$0.45	$0.64
Diluted Net Earnings per Common Share, as reported	$0.07	$0.17	$0.44	$0.60
Basic Net Earnings per Common Share, pro forma	$0.06	$0.18	$0.41	$0.64
Diluted Net Earnings per Common Share, pro forma	$0.06	$0.17	$0.40	$0.60

9.     Income Taxes

The Company has recorded income tax expense as a percentage of income before taxes for the three and nine months ended:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2006	2007	2006	2007
Income tax - statutory rate	34.0%	34.0%	34.0%	34.0%
State income tax, net of federal benefit	1.3%	1.4%	0.4%	1.1%
Reversal of uncertain tax position	—	—	—	(19.8)%
Non-deductible (benefit) expenses	(1.6)%	—	1.8%	0.4%
Benefit related to the exercise of stock options	(5.1)%	—	(0.7)%	—
Year to date impact of adjustment to federal return	(6.5)%	(5.1)%	(0.9)%	—
Year to date impact of adjustment to state return	—	(2.9)%	—	—
Effective income tax rate	22.1%	27.4%	34.6%	15.7%

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

Managed Receivables

The Company’s managed receivables are:

	As of or for the Periods
	Ended January 31,
	2006	2007
Receivables Held for Investment:
Number	21,113	28,011
Principal balance	$336,300	$470,545
Average principal balance of receivables outstanding during the nine-month period	$301,737	$418,509
Average principal balance of receivables outstanding during the three-month period	$329,993	$449,705
Other Servicing:
Number	10,866	7,478
Principal balance	$123,825	$61,648
Total Managed Receivables Portfolio:
Number	32,282	35,489
Principal balance	$460,125	$532,193
Average principal balance of receivables outstanding during the nine-month period	$456,789	$500,362
Average principal balance of receivables outstanding during the three-month period	$463,722	$517,215

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007
Receivables Held for Investment:
Effective yield on Receivables Heldfor Investment (1)	12.5%	13.0%	12.7%	12.8%
Average cost of debt (2)	4.6%	5.7%	4.5%	5.5%
Net interest spread (3)	7.9%	7.3%	8.2%	7.3%
Net interest margin (4)	7.8%	7.3%	8.1%	7.3%

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

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to finance the receivables. Net interest income was $8,189 and $22,875 for the three and nine months ended January 31, 2007, respectively, an increase of 28.1% and 24.5% when compared to amounts reported for the three and nine months ended January 31, 2006, respectively.

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

	Three Months Ended January 31, 2006 to 2007			Nine Months Ended January 31, 2006 to 2007
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net	Average Principal Amount	Average Rate	Total Net

Receivables Held for Investment:
Interest income	$3,491	$730	$4,221	$11,112	$402	$11,514
Interest expense	1,243	1,183	2,426	3,773	3,236	7,009
Net interest income	$2,248	$(453)	$1,795	$7,339	$(2,834)	$4,505

Results of Operations

Three and Nine Months Ended January 31, 2007 and 2006

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

Executive Summary.  Net earnings for the three and nine months ended January 31, 2007 were $821 and $2,852, respectively, compared to $318 and $2,008 for the three and nine months ended January 31, 2006, respectively.  Basic earnings per common share were $0.18 and $0.64, respectively, for the three and nine months ended January 31, 2007, compared to $0.07 and $0.45, respectively, for the three and nine months ended January 31, 2006.  Diluted earnings per common share were $0.17 and $0.60, respectively, for the three and nine months ended January 31, 2007, compared to $0.07 and $0.44, respectively, for the three and nine months ended January 31, 2006.  The increase in net earnings for the three and nine months ended January 31, 2007 compared to January 31, 2006 is due to several factors, including  (i) a $4,221 increase in interest income for the three months ended January 31, 2007, and an $11,514 increase in interest income for the nine months ended January 31, 2007 due to a 36% and 39% increase in the average balance of Receivables Held for Investment for the three and nine months ended January 31, 2007, respectively, (ii) an increase in other interest income due to higher average cash balances, (iii) a decrease in general and administrative expenses primarily due to the settlement and defense of a class action lawsuit during the three and nine months ended January 31, 2006, and (iv) a decrease in the effective income tax rate for the nine months ended January 31, 2007, primarily due to the recognition of a $669 income tax benefit that was previously recorded as an uncertain tax provision.  This is partially offset by several factors, including (i) an increase in interest expense of $2,426 and $7,009 for the three and nine months ended January 31, 2007, respectively, due to a 32% and 36% increase in the average debt outstanding and a 106 and 103 basis point increase in interest rates for the three and nine months ended January 31, 2007, respectively, (ii) a $1,414 and $2,893 increase in provision for credit losses, for the three and nine months ended January 31, 2007, respectively,  primarily associated with the growth in the portfolio of Receivables Held for Investment and an associated increase in the allowance for credit losses, (iii) a $284 and $645 increase in salaries and benefits expense, for the three and nine months ended January 31, 2007, respectively, to support an increase in origination volume, staffing for the Company’s inbound call center which was moved from a third party provider during the fiscal year ended April 30, 2006, and the implementation of FASB 123(R) during the period, (iv) a $482 and $1,387 increase in operating costs, for the three and nine months ended January 31, 2007, respectively, associated with an increase in origination volume and a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs and, (v) a $143 and $452 increase in other interest expense, for the three and nine months ended January 31, 2007, respectively, due to an increase in the average outstanding balance of the Company’s working capital facility.  The increase in net interest income was partially offset by a reduction in the net interest spread created by effective yields on the portfolio of Receivables Held for Investment increasing at a slower pace than the cost of funds.  The decline in net interest spread reduced net interest income by $453 and $2,834 for the three and nine months ended January 31, 2007 as compared to the three and nine months ended January 31, 2006, respectively.

Interest Income. Interest income for the three and nine months ended January 31, 2007 increased to $14,553 and $40,258 compared to $10,332 and $28,744 for the three and nine months ended January 31, 2006.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment increased 41% and 40% for the three and nine months ended January 31, 2007 compared to the three and nine months ended January 31, 2006.  The increase in interest income for the three and nine months ended January 31, 2007 is primarily due to a 36% and 39% increase in the average portfolio outstanding for the three and nine months ended January 31, 2007 compared to the three and nine months ended January 31, 2006.

Interest Expense. Interest expense for the three and nine months ended January 31, 2007 increased to $6,364 and $17,383 compared to $3,938 and $10,374 for the three and nine months ended January 31, 2006. Interest expense increased 62% and 68% for the three and nine months ended January 31, 2007.  The increase in interest expense is primarily due to (i) a $107,493 or 32% and $111,469, or 36%, increase in the average debt outstanding  for the three and nine months ended January 31, 2007, compared to the three and nine months ended January 31, 2006 as a result of a 36% and 39% increase in the average portfolio of Receivables Held for Investment, (ii) an increase in overall market interest rates as a result of short-term market rate increases and (iii) the Company’s decision to lock in interest rates on $189,060 of debt in January 2006 through the issuance of term notes to minimize the risk of future interest rate increases, as longer term fixed rate term notes typically carry higher interest rates than shorter term floating rate debt.  The combined effects of the increase in overall market interest rates and the decision to lock in a fixed interest rate on $189,060 of debt resulted in a 106 and 103 basis point increase in the average interest rate for the three and nine months ended January 31, 2007, as compared to the three and nine months ended January 31, 2006.

Provision for Credit Losses. The provision for credit losses for the three and nine months ended January 31, 2007 increased to $3,236 and $8,431 as compared to $1,821 and $5,538 for the three and nine months ended January 31, 2006. The increase in provision for credit losses is primarily due to a 36% and 39% increase in the average portfolio outstanding for the three and nine months ended January 31, 2007, compared to the three and nine months ended January 31, 2006.  Provision for credit losses as a percentage of average Receivables Held for Investment on an annual basis increased to 2.9% and 2.7% for the three and nine months ended January 31, 2007, respectively,  as compared to 2.2% and 2.4% for the three and nine months ended January 31, 2006, respectively.

Net charge-offs for the three and nine months ended January 31, 2007 increased to $2,993 and $7,773 compared to $1,853 and $5,560 for the three and nine months ended January 31, 2006.  The increase in net charge-offs for the three and nine months ended January 31, 2007 is primarily due to a 36% and 39% increase in the average portfolio outstanding for the three and nine months ended January 31, 2007, compared to the three and nine months ended January 31, 2006.  This is partially offset by an increase in recoveries from defaulted loans.  As a result, the allowance for loan loss as a percentage of the portfolio of Receivables Held for Investment decreased from 0.7% as of January 31, 2006 to 0.6% as of January 31, 2007.  This compares to 0.6% as of April 30, 2006.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200,000 of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276,000 of installment loan receivables for unrelated third parties.  Servicing revenue decreased to $377 and $1053 for the three and nine months ended January 31, 2007 compared to $433 and $1,506 for three and nine months ended January 31, 2006.  The decrease in servicing revenue for the three and nine months ended January 31, 2007 is due to the liquidation of serviced receivables during the periods.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Finance Charges and Fees.  Other finance charges and fees increased to $876 and $2,435 for the three  and nine months ended January 31, 2007, compared to $696 and $1,803 for the three and nine months ended January 31, 2006.  The increase is primarily attributable to (i) increased assessment and collection of fees due to a 36% and 39% increase in the average portfolio of Receivables Held for Investment and (ii) an increase in fees related to collection activities.  Income derived from late fees and collection activities is recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.  Late and loan related fees are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business.

Insurance Products.  Revenue from insurance products increased to $451 and $932 for the three and nine months ended January 31, 2007, compared to $226 and $780 for the three and nine months ended January 31, 2006.  The increase is attributable to (i) increased penetration rates and (ii) an 85% and 23% increase in originations for the three and nine months ended January 31, 2007 as compared to January 31, 2006.  This is partially offset by  the Company’s decision to stop selling extended warranties.  Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business, which will affect the ability of the Company to generate fee income from marketing insurance products.

Income from Investments.  Income from investments increased to $163 and $418 for the three and nine months ended January 31, 2007, compared to $96 and $333 for the three and nine months ended January 31, 2006.

The increase is primarily attributable to the increase in earnings in FARC, which is accounted for under the equity method of accounting for investments.

Other Interest Income.  Other interest income increased to $482 and $1,342 for the three and nine months ended January 31, 2007, compared to $336 and $869 for the three and nine months ended January 31, 2006.  The increase is attributable to (i) an increase in the average cash on hand balance due to increased collections as a result of a 36% and 39% increase in the average portfolio of Receivables Held for Investment and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve System.

Other Income.  Other income decreased to $0 for the three and nine months ended January 31, 2007, compared to $183 and $569 for the three and nine months ended January 31, 2006.  The decrease is attributable to the cancellation of a marketing program with several dealerships.

Realized Loss on Interest Rate Derivative Positions.  Realized loss on interest rate derivative positions decreased to $0 for the three and nine months ended January 31, 2007, compared to $195 and $175 for the three and nine months ended January 31, 2006.  The decrease is attributable to the Company’s elimination of the requirement to purchase interest rate caps under the FIARC credit facility.  The Company had no purchases during the three and nine months ended January 31, 2007.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $2,984 and $8,548 for the three and nine months ended January 31, 2007, compared to $2,700 and $7,903 for the three and nine months ended January 31, 2006.  The increase is primarily due to (i) the Company implementing a call center that was previously outsourced, (ii) additional staffing levels necessary to support the increase in loan origination volume, and (iii) an additional $82 and $224 of expense for the three and nine months ended January 31, 2007, due to the implementation of SFAS 123(R)

Operating Expenses. Operating Expenses increased to $1,708 and $4,341 for the three and nine months ended January 31, 2007, compared to $1,226 and $2,954 for the three and nine months ended January 31, 2006.   Expenses characterized as operating expenses are generally variable in nature and are typically dependent on a number of factors including origination volume, the outstanding balance of the managed portfolio, credit quality and operating efficiency levels.  The increase was primarily due to (i) an increase in postage and printing expense associated with the growth in the Company’s direct originations, (ii) an increase in other loan origination costs including credit bureau and verification fees associated with the increase in total origination volume, (iii) increased repossession and collection related costs, and (iv) a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs.  These were partially offset by (i) lower temporary help and third party fees associated with completion of the Company’s inbound call center location which had previously been outsourced and (ii) lower marketing commissions.

General and Administrative. General and administrative expenses decreased to $979 and $2,978 for the three and nine  months ended January 31, 2007, compared to $1,655 and $3,668 for the three and nine months ended January 31, 2006.  The decrease is primarily attributable to the settlement of a class action lawsuit and the related  legal expenses associated with the defense of that lawsuit during the fiscal year ended April 30, 2006. General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense increased to $500 and $1,374 for the three and nine months ended January 31, 2007, compared to $357 and $922 for the three and nine months ended January 31, 2006. The increase was due to (i) a 54% and 58% increase in the average outstanding borrowings on the Company’s working capital line for the three and nine months ended January 31, 2007 compared to the three and nine months ended January 31, 2006, and (ii) an increase in overall market interest rates as a result of short-term rate increases adopted by the Federal Reserve System.

Provision for Income Taxes.  Provision for income taxes decreased to $531 for the nine months ended January 31, 2007, compared to $1,062 for the nine months ended January 31, 2006.  The decrease is primarily due to the recognition of $669 related to an uncertain tax provision that was previously classified as a liability.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $88,594 and $240,802 of Receivables Held for Investment for the three and nine months ended January 31, 2007 compared to $41,604 and $189,945 for the three and nine months ended January 31, 2006.

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

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $53,101 and $157,893 during the three and nine months ended January 31, 2007, and $34,654 and $110,529 during the three and nine months ended January 31, 2006.  Such cash flow funds were used to repay amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense, and servicing and custodial fees.  During the three and nine months ended January 31, 2007, the Company required net cash of $35,493 and $82,909 as compared to $6,950 and $79,416 for the three and nine months ended January 31, 2006, as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of January 31, 2007, the Company had $96,624 of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the servicing portfolios.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.   At January 31, 2007 and 2006, the Company’s unencumbered cash was $1,760 and $4,173, respectively.  The decrease in available cash is primarily due to an increase in operating expenses due to the Company’s continued growth.  This is partially offset by an increase in revenues due to a 36% and 39% increase in the average portfolio of Receivables Held for Investment for the three and nine months ended January 31, 2007.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

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

Financing Arrangements.   The Company finances its loan origination through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so.  In November 2003, the Company issued $139,661 of asset-backed notes (“Term Notes”) secured by a discrete pool of receivables.  In May 2005, the Company issued $175,493 in Term Notes secured by a discrete pool of receivables.  In January 2006, the Company issued $189,060 in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings, including the effect of program fees and dealer fees, was 4.4% and 5.2% for the periods ended January 31, 2006 and 2007, respectively.

Warehouse Facilities as of January 31, 2007

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At January 31, 2007
FIARC	$300,000	$210,865	Commercial paper rate plus .3%	.30% of Unused Facility	None	5.3%
FIRC	$50,000	$42,511	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.8%

Warehouse Facilities — Credit Enhancement as of January 31, 2007

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRC - In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders, collectively, are named as additional insureds under this policy. The coverage is obtained on each receivable at the time it is purchased by the Company and the applicable premiums are prepaid for the life of the receivable. The insurance enhancing this facility is default insurance under a standard auto loan protection policy (known as “ALPI” insurance) which covers the difference between the outstanding balance of a receivable and the liquidation proceeds in the event the underlying collateral is repossessed. Solely at its expense, the Company carries this coverage.  Neither the vehicle purchasers nor the dealers are charged for the coverage and they are unaware of its existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during the three months and nine months ended January 31, 2007 for its  credit enhancement insurance coverages, of which the largest component is basic ALPI insurance, represented approximately 0.4% and 1.2%, respectively, of the principal amount of the receivables originated during the periods. Aggregate premiums paid for ALPI coverage alone were $585 and $359 during the three months ended, and $3,769 and $2,211 during the nine months ended, January 31, 2006 and 2007, respectively, and accounted for 1.2% and 0.4% during the three months ended, and 1.6% and 0.9% for the nine months ended, January 31, 2006 and 2007, respectively, of the principal amount of the receivables originated during such periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of January 31, 2007, the Insurance Subsidiary had capital and surplus of $2,270 and unencumbered cash reserves of $621 in addition to the $3,297 trust account.

The ALPI coverage, as well as the Insurance Subsidiary’s liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Subsidiary’s liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The Company believes the losses its Insurance Subsidiary will be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Subsidiary.

FIARC — Credit enhancement for the FIARC warehouse facility is provided to the commercial paper investors by a 6% overcollaterization and a cash reserve account equal to 1% of the receivables held by FIARC.  The Company is not a guarantor of, or otherwise a party to, such commercial paper.

Warehouse Facilities — Agents and Expirations

Facility	Agent	Expiration	Event if not Renewed
FIARC	Wachovia	February 13, 2008	Receivables pledged would be allowed to amortize; however, no new receivables would be allowed to transfer from the FIRC facility.
FIRC	Wachovia	February 13, 2008	The loan would convert to a term loan which would mature six months thereafter and amortize monthly in accordance with the borrowing base with the remaining balance due at maturity.

On February 15, 2006, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until February 13, 2007.  On February 14, 2007, the FIRC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2006 and January 31, 2007, there was $47,080 and $42,511, respectively, outstanding.

On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  On February 14, 2007, the maturity date of the FIARC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2006 and January 31, 2007, there was $0 and $210,865, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of January 31, 2007.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2003-A	November 11, 2003	$139,661	April 20, 2011	$22,180	2.58%
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$68,855	4.23%
2006-A Class 2	January 26, 2006	$47,000	March 16, 2009	$14,058	4.87%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$74,000	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2003-A	0.5% of Initial Pool Balance, increasing to 2% of Initial Pool Balance including Pre-Funding Amount	96.5% initial advance, decreasing to 96.1%	Surety Bond
2005-A	1.0% of Initial Pool Balance, increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance, decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance, increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance, decreasing to 96.75%	Surety Bond

Term Notes - On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”), completed the issuance of $139,661 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,727, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,066 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,657, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5%, or $574, of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  As of April 30, 2006, and January 31, 2007, the outstanding principal balances on the 2003-A Term Notes were $37,715 and $22,180, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 Notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2006 and January 31, 2007, the outstanding principal balances on the 2005-A Term Notes were $106,162 and $68,855, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006.  The final maturities of the Class A-2, Class A-3, and Class A-4 Term Notes are March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2006 and January 31, 2007, the outstanding principal balances on the 2006-A Class A Term Notes were $172,708 and $124,118, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9,000 to $13,500.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500.  On February 14, 2007, the working capital facility was extended to its current maturity date of February 13, 2008, under similar terms and conditions.  As of April 30, 2006 and January 31, 2007, there was $16,454 and $24,283, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001, the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase

Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under this facility as of April 30, 2006 and January 31, 2007.  For the three and nine months ended January 31, 2006 and January 31, 2007, the Company recorded interest expense under these facilities of $63 and $189, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at January 31, 2007.

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

On July 18, 2005, as a requirement of the FIARC commercial paper facility, the Company entered into an interest rate cap transaction, with a strike rate of 6%.  The aggregate initial notional amount of the cap was $18,804 which amortizes over six years.  The Company paid $59 in premium to purchase this cap.  The interest rate cap was not designated as a hedge, and accordingly, changes in the fair value of the interest rate caps were recorded as an unrealized loss and are reflected in net income.  During the three and nine months ended January 31, 2006, the Company recorded realized losses of $195 and $175, respectively, that are included as a separate line under other income.  This requirement was eliminated as part of the facility’s renewal.

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,990 as of January 31, 2007, and $2,332 as of April 30, 2006, as a percentage of Receivables Held for Investment of $470,545 as of January 31, 2007, and $368,878 as of April 30, 2006, was 0.6%.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $3,236 and $8,431 for the three and nine months ended January 31, 2007 compared to $1,821 and $5,538 for the three and nine months ended January 31, 2006 have been recorded.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over the nine month periods indicated (dollars in thousands):

	For the Nine Months Ended January 31,
	2006		2007
	Number		Number
	of Loans	Amount	of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	89	$791	95	$1,033
60 - 89 days	34	288	57	451
90 days or more	54	340	64	628
Total delinquencies	177	$1,419	216	2,112
Total delinquencies as a percentage of outstanding receivables.	0.8%	0.4%	0.8%	0.4%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		2.5%		2.5%

(1)             Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

(2)             The percentages have been annualized and are not necessarily indicative of the results for a full year.

As of January 31, 2007, there were 271 accounts totaling $3,400 that were in bankruptcy status and were more than 30 days past due.  As of January 31, 2006, there were 298 accounts totaling $3,348 that were in bankruptcy status and were more than 30 days past due.  As of January 31, 2007 and 2006, 91% and 80% of the bankruptcy delinquencies filed for protection under Chapter 13.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for the fiscal year ending April 30, 2008. The Company is currently evaluating the impact of adopting SFAS 156 on its financial position, cash flows, and results of operations; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under this bulletin, registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal year ending April 30, 2007.  The Company is currently evaluating the impact of adopting SAB 108 on its financial position, cash flows, and results of operations.

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

As of January 31, 2007, the Company had $277,659 of floating rate secured debt outstanding under the FIRC and FIARC warehouses and working capital facility.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $1,791 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of January 31, 2006, the Company had $36,811 of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $234 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

ITEM 4.    CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Filed with this 10-Q

_____________________

(b)         Reports on Form 8-K

Form 8-K filed December 6, 2006, press release announcing the quarter end October 31, 2006 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: March 14, 2007	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: March 14, 2007	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer