Form 10-K
period 2007-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2007-07-24
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐  No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2007 based on the closing price of the Common Stock on the Over The Counter Bulletin Board Market on said date was $19,718,113.

There were 4,477,694 shares of Common Stock of the registrant outstanding as of June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of shareholders, which is to be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2007, are incorporated by reference into part III hereof.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-K

APRIL 30, 2007

PART I

(Dollars in thousands, except per share data)

ITEM 1.  BUSINESS

General

First Investors Financial Services Group, Inc., together with its wholly-owned subsidiaries, (“Company”) is a consumer finance company engaged in originating and holding for investment retail installment sales contracts and promissory notes receivable secured by new and used automobiles and light trucks arising from the sale of the vehicle by factory authorized franchised dealers (“indirect loans”), or through a refinancing transaction with the vehicle owner (“direct loans”). The Company specializes in lending to consumers with impaired credit profiles. Additionally, the Company has purchased receivables in portfolio acquisitions or from other third party originators. The Company does not utilize off-balance sheet securitization to finance its Receivables Held for Investment. As of April 30, 2007, the Company had Receivables Held for Investment in the aggregate principal amount of approximately $458,586 having an effective yield of 12.7% and a net interest spread of 7.1% (net of cost of funds and other carrying costs).

The Company performs servicing and collection activities for third parties through First Investors Servicing Corporation (“FISC”), a wholly owned subsidiary located in Atlanta, Georgia.  The total managed portfolio serviced by FISC was $507,995 as of April 30, 2007.

History

The Company was organized in 1989 by Tommy A. Moore, Jr. and Walter A. Stockard to conduct an automobile finance business, with Mr. Moore providing the operating expertise and Mr. Stockard and members of his family furnishing the initial financial support. During the first three years of the Company’s existence, its operations consisted primarily of purchasing and pooling receivables for resale to financial institutions and others. In March 1992, the Company obtained additional capital from a group of private investors and expanded its operations and reoriented its business towards originating receivables for retention.  In October 1995, the Company completed the initial public offering of common stock which resulted in net proceeds of $18,500.

On October 2, 1998, the Company completed the acquisition of First Investors Servicing Corporation (“FISC”), formerly known as Auto Lenders Acceptance Corporation, from Fortis, Inc.  Headquartered in Atlanta, Georgia,  FISC engaged in essentially the same business as the Company and additionally performed servicing and collection activities on a portfolio of receivables originated for investment as well as on a portfolio of receivables originated and sold pursuant to two asset securitizations. As a result of the acquisition, the Company increased the total dollar value on its balance sheet of receivables, acquired an interest in certain trust certificates related to the asset securitizations and acquired certain servicing rights, along with furniture, fixtures, equipment and technology to perform the servicing and collection functions for the portfolio of receivables under management.

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

Originating Base

General.  The Company primarily originates receivables from refinancing existing loans originally financed by an unaffiliated third party originator and through the automobile dealers that operate under franchises from the major automobile manufacturers. The Company does not generally do business with “independent” dealers who operate used car lots with no manufacturer affiliation. No dealer or group of dealers (who are affiliated with each other through common ownership) accounted for more than 5% of the receivables owned by the Company at April 30, 2007, and no dealer or group of related dealers originated more than 5% of the receivables held by the Company at that date. The volume and frequency of receivable originations from particular dealers vary widely with the size of the dealerships as well as market and competitive factors in the various dealership locations.

Location of Dealers.  Approximately 31% of the dealers with whom the Company has agreements are located in Texas, where the Company has operated since 1989, 22% in Georgia, 19% in Ohio and 10% in Tennessee.  The Company’s expansion beyond Texas began in 1992.  Currently, the Company is licensed to conduct business in 23 states for direct to consumer loans and 24 states for indirect loans, and is actively originating loans in 17 states for both direct to consumer loans and indirect loans.

The following table summarizes, with respect to each state in which the Company operates, the number of receivables (and percentage of total receivables) outstanding based on the obligor’s state of residence:

	Receivables Held for Investment
	As of 30-Apr-06		As of 30-Apr-07
State (1)	Loan Count	%	Loan Count	%
Texas	6,910	30.2%	8,744	31.5%
Georgia	3,569	15.6%	3,884	14.0%
California	1,632	7.1%	2,244	8.1%
Ohio	1,918	8.4%	2,136	7.7%
Florida	1,330	5.8%	1,757	6.3%
North Carolina	1,058	4.6%	1,374	4.9%
Tennessee	976	4.3%	1,208	4.3%
Indiana	684	3.0%	887	3.2%
Illinois	767	3.3%	769	2.8%
Missouri	654	2.9%	753	2.7%
Arizona	442	1.9%	600	2.2%
Washington	350	1.5%	476	1.7%
South Carolina	303	1.3%	425	1.5%
Colorado	249	1.1%	396	1.4%
Kentucky	162	0.7%	278	1.0%
New Mexico	188	0.8%	276	1.0%
Minnesota	179	0.8%	265	1.0%
All others (2)	1,538	6.7%	1,295	4.7%
	22,909	100.0%	27,767	100.0%

(1)          Represents obligor’s current state of residence

(2)          Includes loans located in Alabama, Arkansas, Connecticut, Delaware, Iowa, Idaho, Kansas, Massachusetts, Maryland, Michigan, Mississippi, Nebraska, Nevada, New Hampshire, New Jersey, New York, Oklahoma, Oregon, Pennsylvania, South Dakota, Utah, Vermont, Virginia, West Virginia and Wisconsin.

Marketing Representatives.  For indirect loans, the Company utilizes a system of regional marketing representatives to recruit, enroll and to provide new dealers with the Company’s underwriting guidelines and credit policies as well as to maintain relationships with the Company’s existing dealers. The representatives are full-time employees who reside in the region for which they are responsible.

In addition to soliciting and enrolling new dealers, the regional representatives assist new dealers in assimilating the Company’s system of credit application submission, review, acceptance and funding, as well as dealing with routine dealer relations on a daily basis. The role of the regional representatives is generally limited to marketing the Company’s indirect finance programs, maintaining relationships with the Company’s originating dealer base and acts as a liaison between the dealerships and the Company’s credit department. The representatives do not enter into or modify dealer agreements on behalf of the Company, do not evaluate credit or loan funding decisions and do not handle funds belonging to the Company or its dealers. Each representative reports to, and is supervised by, the Company’s sales and marketing manager in Houston.

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

Financing Programs

The Company originates loans from two sources: (i) dealer indirect (“indirect program”) and (ii) consumer direct (“direct program”).  The indirect program generated 36.2% of the Company’s origination volume for the year ended April 30, 2007, and consisted of loans originated directly from dealerships in states in which the Company operates.  The direct program’s originations contributed 63.8% of origination volume for the year ended April 30, 2007, and involved applications for credit obtained through direct marketing efforts from consumers who are primarily seeking to acquire a vehicle or refinance an existing automobile loan.

Credit applications generated by each of the above sources are forwarded to the Company’s centralized credit department in Houston with decisions made based on the Company’s standard underwriting guidelines and credit scoring model. The internal credit decision and acceptance process is essentially the same regardless of the origination source. Third party originators have no credit approval authority and are subject to individual contracts that specify the obligations of the parties. Essentially all of the Company’s indirect receivables are originated on a non-recourse basis.

In addition to originating receivables from the indirect and direct programs, the Company has acquired seasoned receivables in portfolio acquisitions or from other third party originators and may continue to do so from time to time.

The Company had active dealership agreements with 435 dealers at April 30, 2007 compared to 273 at April 30, 2006. The increase in active dealership agreements is due to the Company aggressively pursuing additional agreements with new dealerships.  These are non-exclusive agreements terminable at any time by either party and they require no specific volume levels. The agreements with the dealers contain customary representations and warranties concerning title to the receivables sold, validity of the liens on the underlying vehicles, compliance with applicable laws and related matters. Although the dealers are obligated to purchase receivables that do not conform to these warranties, the dealers do not guarantee collectibility or obligate themselves to purchase receivables solely because of payment default. The receivables are originated at par or at prices that may reflect a discount or premium depending on the annual percentage rates of particular receivables and the Company’s assessment of relative credit risk. The pricing and credit terms upon which the Company agrees to originate receivables is governed by the Company’s credit policy and a credit score generated by the Company’s proprietary, empirical scoring model.

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

In addition to servicing its owned portfolio, in December 2002, the Company began servicing and collection activities for third parties in exchange for servicing fees.   The Company completed two transactions during the fiscal year ended April 30, 2003, both of which related to portfolio acquisitions from collateral previously originated by Union Acceptance Corporation.  Under the first transaction, the Company invested $475,061 for 40% of the common stock and $712,591 in junior mezzanine debt of First Auto Receivables Corporation (“FARC”). FARC purchased a $197,500 automobile loan portfolio.  In addition to the equity and debt investments, the Company collects a fee for servicing the portfolio.  The second transaction was an agreement to service, for a third party, a $276,000 auto loan portfolio.  The Company will continue to seek opportunities to increase servicing income through investments in portfolio acquisitions.

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

Certain information concerning the Company’s obligors for the past two fiscal years (based on credit information compiled at the time of loan origination) is set forth in the following table:

	April 30,
	2006	2007
Average monthly gross income	$4,528	$4,628
Average ratio of consumer debt to gross income	37%	36%
Average years in current employment	7	7
Average years in current residence	6	6
Residence owned	52%	45%
Residence rented	42%	48%
Other residence arrangements (1)	6%	7%

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

	April 30,
	2006	2007
New Vehicles:
Percentage of portfolio (1)	22%	21%
Number of receivables outstanding	4,403	5,066
Average amount at date of origination	$23,750	$24,474
Average term (months) at date of origination (2)	70	70
Average remaining term (months) (2)	47	48
Average monthly payment.	$497	$512
Average annual percentage rate	14.3%	14.3%
Used Vehicles:
Percentage of portfolio (1)	78%	79%
Number of receivables outstanding	18,506	22,701
Average age of vehicle at date of origination (years)	2	2
Average amount at date of origination	$19,297	$19,838
Average term (months) at date of origination (2)	63	65
Average remaining term (months) (2)	45	47
Average monthly payment.	$432	$437
Average annual percentage rate	14.1%	14.0%

(1)          Calculated on the basis of dollar value of receivables outstanding as of the date indicated.

(2)          Because the actual life of many receivables will differ from the stated term by reason of prepayments and defaults, data reflecting the average contractual term of receivables included in a portfolio will not correspond with actual average life.

Financing Arrangements

General.  The Company’s financing strategy is to utilize credit and commercial paper facilities with financial institutions to fund originations.  When sufficient volume is originated, the Company will complete an on balance sheet securitization and issue term notes, thereby freeing up capacity in the warehouse and credit facilities.  Additionally, the Company has a working capital term loan that is utilized for working capital and general corporate purposes.  Lastly, the Company has an agreement with a limited partnership that is affiliated with a current shareholder and member of the board of directors, to borrow up to $2,500.  Proceeds of the borrowings are to be used to fund private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan and for general corporate purposes. The following chart summarizes the borrowing status at April 30, 2007, under these facilities:

Facility Type	Outstanding Balance	Available Credit	Total
FIRC Credit Facility	$36,805	$13,195	$50,000
FIARC Commercial Paper Facility	246,477	53,523	300,000
Term Notes.	169,987	—	169,987
Working Capital Term Loan	22,753	5,747	28,500
Shareholder	2,500	—	2,500
Total	$478,522	$72,465	$550,987

Please see Note 7 to the consolidated financial statements for further information regarding interest rates, expiration dates and other terms of the various facilities.

Risk Areas

Warehouse Credit Facilities.  The Company’s credit and commercial paper facilities with financial institutions, collectively referred to as warehouse credit facilities, are renewed periodically. On February 14, 2007, the maturity date of the FIRC facility was extended to February 13, 2008.  No other material changes were made.  On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  On February 14, 2007, the maturity date of the FIARC facility was extended to its current maturity date of February 13, 2008.  If the facility is not extended beyond the  current maturity date, receivables pledged as collateral would be allowed to amortize; however, no new receivables would be allowed to be funded under the credit facility.  The Company intends to seek a renewal of the facilities from its lenders prior to maturity.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that these credit facilities will not be renewed.  If these facilities are not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

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

Working Capital.  The Company presently intends to seek a renewal of the working capital facility from its lender prior to maturity.  Should the facility not be renewed, the outstanding balance of the facility would convert to a term loan, and amortize with the terms of the receivables that secure the facility.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.  If the facility is not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

Loan Covenants.  The documentation governing each of the Company’s financing arrangements contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience, and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility and working capital facility or the termination of the commercial paper facilities. Through the operation of the collateral agency arrangements, which are in the nature of a “lock-box” security device covering the collection of principal and interest on almost all of the Company’s receivables, such a default could cause the immediate termination of the Company’s primary sources of liquidity. The Company was not in default with respect to any financial or nonfinancial covenants governing these financing arrangements at April 30, 2007.

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

Credit Enhancement — FIRC Credit Facility.  — In order to obtain a lower cost of funding, the Company has agreed to maintain credit enhancement insurance covering the receivables pledged as collateral under the FIRC credit facility. The facility lenders, collectively, are named as additional insureds under this policy. The coverage is obtained on each receivable at the time it is originated by the Company and the applicable premiums are prepaid for the life of the receivable. The insurance enhancing this facility is default insurance under a standard auto loan protection policy (known as “ALPI” insurance) which covers the difference between the outstanding balance of a receivable and the liquidation proceeds in the event the underlying collateral is repossessed. Solely at its expense, the Company carries this coverage.  Neither the vehicle purchasers nor the dealers are charged for the coverage and they are unaware of its existence. The Company’s ALPI insurance policy is written by National Union Fire Insurance Company of Pittsburgh (“National Union”), which is a wholly-owned subsidiary of American International Group.

The premiums that the Company paid during its past fiscal year for its credit enhancement insurance coverages, of which the largest component is the basic ALPI insurance, represented approximately 1.3% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2005, 2006 and 2007 were $3,669, $3,769, and $2,883, respectively, and accounted for 2.3%, 1.4% and 1.1% of the aggregate principal balance of the receivables originated during such respective periods.

In April 1994, the Company organized First Investors Insurance Company (the “Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. As of April 30, 2007, gross premiums had been ceded to the Insurance Subsidiary since its inception by National Union in the amount of $41,722 and the Insurance Subsidiary reimbursed National Union for aggregate reinsurance claims in the amount of $9,962. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2007, the Insurance Subsidiary had capital and surplus of $2,474 and unencumbered cash reserves of $1,023 in addition to $3,355 in a trust account.

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

Employees

The Company had 198 employees as of April 30, 2007, including 103 located at its headquarters in Houston, 91 located at its loan servicing center in Atlanta and 4 regional marketing representatives. The Company’s employees are covered by group health insurance.  The Company sponsors a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan effective the first enrollment period after 90 days of employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant’s voluntary contributions up to a maximum voluntary contribution of 3% of the participant’s compensation. In fiscal years 2005, 2006, and 2007, the Company recorded matching contributions to the 401(k) plan of $23, $42, and $89, respectively.  Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company.  The Deferred Compensation Plan was terminated during the fourth quarter of the fiscal year ended 2005 in response to changes in the tax law associated with such plans.  The assets in the plan were distributed to the participants.

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

The Company’s offices in suburban Houston consist of approximately 17,304 square feet on the seventh floor of an eight-story office building. This space is held under a lease requiring average annual rentals of approximately $311 and expiring on February 28, 2011, with an option to renew for five years at the market rate then prevailing.

The Company’s offices in suburban Atlanta consist of approximately 28,133 square feet on the third and fourth floors of a four-story office building. This space is held under a lease requiring average annual rentals of approximately $519 and expiring on December 31, 2015, with an option to renew for an additional five years at the market rate then prevailing.  The Company owns no real property.

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

Three Months Ended	High	Low
April 30, 2007	$7.40	$7.08
January 31, 2007	$7.29	$6.90
October 31, 2006	$8.05	$6.90
July 31, 2006	$8.05	$7.30
April 30, 2006	$8.00	$6.91
January 31, 2006	$8.30	$6.15
October 31, 2005	$6.50	$4.51
July 31, 2005	$4.75	$4.53
April 30, 2005	$5.00	$4.25
January 31, 2005	$5.25	$4.00
October 31, 2004	$5.35	$4.00
July 31, 2004	$5.51	$4.57

As of May 31, 2007, there were approximately 56 shareholders of record of the Company’s common stock.  The Company believes that the number of beneficial owners is significantly greater than the number of shareholders of record.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for each of the five fiscal years ended April 30, 2007, has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with such statements (dollars in thousands, except per share data).

	Year Ended April 30,
	2003	2004	2005	2006	2007
Statement of Operations:
Interest income	$32,940	$30,498	$28,272	$39,300	$54,568
Interest expense	10,166	8,438	7,616	15,042	23,969
Net interest income	22,774	22,060	20,656	24,258	30,599
Provision for credit losses	10,338	12,428	9,520	7,503	11,205
Net interest income after provision for credit losses	12,436	9,632	11,136	16,755	19,394
Servicing revenue	1,080	4,889	3,398	1,884	1,174
Other finance charges and fees	1,220	1,666	2,439	2,432	3,288
Insurance products	—	107	735	928	1,149
Income from investment	418	1,009	669	413	578
Other interest income	283	460	427	1,371	1,783
Other income	—	139	660	586	—
Realized and unrealized loss on interest rate derivative positions	(329)	(34)	(373)	(175)	—
Total other income	2,672	8,236	7,955	7,439	7,972
Salaries and benefits	7,785	8,538	8,917	10,506	11,197
Operating expenses	2,488	5,098	4,801	3,965	6,319
General and administrative.	3,554	3,723	3,732	4,655	4,063
Other interest expense	643	468	565	1,323	1,891
Total operating expenses	14,470	17,827	18,015	20,449	23,470
Earnings before provision for income taxes and
minority interest	638	41	1,076	3,745	3,896
Provision for income taxes	191	19	392	1,300	704
Minority interest	114	(11)	—	—	—
Net earnings	$333	$33	$684	$2,445	$3,192

Basic net earnings per common share	$0.07	$0.01	$0.14	$0.55	$0.71
Diluted net earnings per common share	$0.07	$0.01	$0.14	$0.53	$0.67

	As of April 30,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Receivables Held for Investment, net	$231,693	$210,967	$249,618	$377,399	$468,022
Restricted cash	19,303	19,037	19,097	25,538	33,473
Interest rate derivative positions	4,105	—	—	—	—
Other assets.	17,895	15,752	14,795	16,351	14,886
Total assets	$272,996	$245,756	$283,510	$419,288	$516,381
Debt:
Term notes	$87,359	$164,718	$70,051	$316,584	$169,987
Warehouse credit facilities	141,945	42,706	171,562	47,080	283,282
Working capital facility	8,715	8,761	10,500	16,454	22,753
Other borrowings	746	—	2,500	2,500	2,500
Interest rate derivative positions.	5,248	—	—	—	—
Other liabilities	1,758	2,267	3,405	8,549	6,110
Minority interest	732	—	—	—	—
Shareholders’ equity	26,493	27,304	25,492	28,121	31,749
Total liabilities and shareholders’ equity	$272,996	$245,756	$283,510	$419,288	$516,381

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

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses.  The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan on a date which is six months prior to the reporting date, to the aging status of each loan as of the reporting date.  These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status.  The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information.  During the quarter ended April 30, 2005, the Company elected to increase its allowance for loan losses against loans that were greater than 120 days past due and loans in which the collateral had been assigned for repossession but had not yet been repossessed as of the reporting date.  The Company believes that this increase is warranted in light of the change in federal bankruptcy laws enacted during the period and the recognition that the migration trends of severely delinquent loans and loans subject to bankruptcy are expected to become more protracted.  Based on this, the Company has assigned a specific allowance against these loans equal to the outstanding balance of loans in these categories less the estimated recovery amount based on current data regarding liquidation of the collateral and collection of any additional payments.  The Company utilized its most recent recovery rates in order to assess fair value of these loans.  For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment.  Despite the increase in allowance associated with the higher delinquency loans and bankrupt accounts, the total allowance for loan losses decreased during the period as a percentage of Receivables Held for Investment due to improving overall delinquency trends and lower repossession and loss rates.  The allowance for credit losses is based on estimates and qualitative evaluations.  Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, are reported in earnings in the period they become known.

Stock-Based Compensation.  The Company expenses stock-based compensation expense in accordance with  SFAS No. 123(R), Share-Based Payment - a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”).  Prior to SFAS 123(R) adoption, we accounted for share-based payments under APB 25 and accordingly, accounted for our stock-based compensation using the intrinsic value method.

General

Net earnings for the year ended April 30, 2007, was $3,192 or $0.71 per common share.  Net earnings for the year ended April 30, 2006, was $2,445 or $0.55 per common share.  For the year ended April 30, 2007, the Company grew the average portfolio of receivables outstanding, resulting in an increase in net interest income, other  interest income and other finance charges and fees as compared to the year ended April 30, 2006.  These were partially offset by lower servicing revenue, lower net interest margin due to lower effective yields, a higher cost of borrowing for the year ended April 30, 2007, higher operating costs, and higher salary expense to support the increase in origination volume.  Net earnings for the year ended April 30, 2005, was $684 or $0.14 per common share.  See Results of Operations.

Overview

The primary source of the Company’s revenues is interest income from receivables retained as investments and servicing income, while its primary cost has been interest expense arising from the financing of the Company’s investment in such receivables. The profitability of the Company has been impacted by the growth of the receivables portfolio, inclusion of two new servicing transactions, and effective management of net interest income and fixed operating expenses. As of April 30, 2007, First Investors Servicing Corporation (“FISC”) performed servicing and collection functions on a portfolio balance of $507,995 of loans.

The Company’s managed receivables are (dollars in thousands):

	As of or for the
	Year Ended April 30,
	2006	2007
Receivables Held for Investment:
Number	22,909	27,767
Principal balance	$368,878	$458,586
Average principal balance of receivables outstanding during the twelve-month period	$314,227	$429,193
Other Servicing:
Number	9,944	6,598
Principal balance	$105,712	$49,409
Average principal balance of receivables outstanding during the twelve-month period	$145,964	$75,300
Total Managed Receivables Portfolio:
Number	32,853	34,365
Principal balance	$474,590	$507,995
Average principal balance of receivables outstanding during the twelve-month period	$460,191	$504,493

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Year Ended
	April 30,
	2006	2007
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	12.5%	12.7%
Average cost of debt (2)	4.7%	5.6%
Net interest spread (3)	7.8%	7.1%
Net interest margin (4)	7.7%	7.1%

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

	Year Ended
	April 30,
	2006	2007
Receivables Held for Investment:
Principal balance, beginning of period	$245,582	$368,878
Originations	263,858	275,112
Principal payments and payoffs	(133,142)	(172,726)
Defaults prior to liquidations and recoveries	(7,420)	(12,678)
Principal balance, end of period	$368,878	$458,586

Receivables may be paid earlier than their contractual term, primarily due to prepayments and liquidation of collateral after defaults. See discussion on delinquency and credit loss experience.

Analysis of Net Interest Income

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $30,599 in 2007, an increase of $6,341 or 26.1% when compared to amounts reported in 2006 and an increase of $9,943 or 48.1% when compared to amounts reported in 2005.

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

	Year Ended April 30,
	2005 to 2006			2006 to 2007
	Increase			Increase
	(Decrease) Due to Change in			(Decrease) Due to Change in
	Average		Total Net	Average		Total Net
	Principal	Average	Increase	Principal	Average	Increase
	Amount	Rate	(Decrease)	Amount	Rate	(Decrease)
Receivables Held for Investment:
Interest income	$12,127	$(1,099)	$11,028	$14,452	$816	$15,268
Interest expense	3,528	3,898	7,426	5,083	3,844	8,927
Net interest income	$8,599	$(4,997)	$3,602	$9,369	$(3,028)	$6,341

Results of Operations

Fiscal Year Ended April 30, 2007, Compared to Fiscal Year Ended April 30, 2006 (dollars in thousands)

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

Executive Summary.  Net income for the year ended April 30, 2007 was $3,192 compared to $2,445 for the year ended April 30, 2006.  Basic earnings per common share were $0.71 and $0.55 and diluted earnings per common share were $0.67 and $0.53 for the years ended April 30, 2007, and April 30, 2006, respectively.

The 31% increase in net income for the year ended April 30, 2007 compared to April 30, 2006 is due to several factors, including  (i) a $15,268 increase in interest income for the year ended April 30, 2007 due to a 37% increase in the average balance of Receivables Held for Investment for the year ended April 30, 2007 as compared to April 30, 2006, (ii) an increase in other interest income due to higher average cash balances, (iii) a decrease in general and administrative expenses primarily due to the settlement and defense of a class action lawsuit during the year ended April 30, 2006, and (iv) a decrease in the effective income tax rate for the year ended April 30, 2007, primarily due to the recognition of a $669 income tax benefit that was previously recorded as an uncertain tax provision.

This is partially offset by several factors, including (i) an increase in interest expense of $8,927 for the year ended April 30, 2007, due to a 34% increase in the average debt outstanding and a 90 basis point increase in interest rates for the year ended April 30, 2007, (ii) a $3,702 increase in provision for credit losses for the year ended April 30, 2007, primarily associated with the growth in the portfolio of Receivables Held for Investment and an associated increase in the allowance for credit losses, (iii) a $692 increase in salaries and benefits expense for the year ended April 30, 2007, to support staffing for the Company’s inbound call center which was moved from a third party provider during the fiscal year ended April 30, 2006 and the implementation of FASB 123(R) during the period, (iv) a $2,354 increase in operating costs for the year ended April 30, 2007, associated with an increase in origination volume and a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs and, (v) a $568 increase in other interest expense for the year ended April 30, 2007, due to an increase in the average outstanding balance of the Company’s working capital facility.  The increase in net interest income was partially offset by a reduction in the net interest spread created by effective yields on the portfolio of Receivables Held for Investment increasing at a slower pace than the cost of funds.  The decline in net interest spread created by effective yields on the portfolio of Receivables Held for Investment increasing at a slower pace than the cost of funds, reduced net interest income by $3,028 for the year ended April 30, 2007 as compared to the year ended April 30, 2006.

Interest Income. Total interest income for the year ended April 30, 2007 increased to $54,568 compared to $39,300 for the year ended April 30, 2006.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of prepayments and charge-offs.  Interest income on Receivables Held for Investment increased 39% for the year ended April 30, 2007 compared to the year ended April 30, 2006.  This is primarily due to a 37% increase in the average portfolio of Receivables Held for Investment.

Interest Expense. Interest expense for the year ended April 30, 2007 increased to $23,969 compared to $15,042 for the year ended April 30, 2006.  Interest expense related to Receivables Held for Investment increased 59% for the year ended April 30, 2007.  The increase in interest expense is primarily due to (i) a 34% increase in the average debt outstanding during 2007 due to a 37% increase in the average portfolio of Receivables Held for Investment, (ii) an increase in overall market interest rates as a result of short-term market rate increases and (iii) the Company’s decision to lock in interest rates on $189,060 of debt in January 2006 through the issuance of term notes to minimize the risk of future interest rate increases, as longer term fixed rate term notes typically carry higher interest rates than shorter term floating rate debt.  The combined effects of the increase in overall market interest rates and the decision to lock in a fixed interest rate on $189,060 of debt resulted in a 90 basis point increase in the average interest rate for the year ended April 30, 2007, as compared to the year ended April 30, 2006.

Provision for Credit Losses. The provision for credit losses for the year ended April 30, 2007 increased to $11,205 as compared to $7,503 for the year ended April 30, 2006. The increase in provision for credit losses is primarily due to a 37% increase in the average portfolio outstanding for the year ended April 30, 2007, compared to the year ended April 30, 2006.  Provision for credit losses as a percentage of average Receivables Held for Investment increased to 2.6% for the year ended April 30, 2007, as compared to 2.4% for the year ended April 30, 2006.

Net charge-offs for the year ended April 30, 2007 increased to $10,603 as compared to $7,420 for the year ended April 30, 2006.  The increase in net charge-offs for the year ended April 30, 2007 is primarily due to a 37% increase in the average portfolio outstanding for the year ended April 30, 2007, compared to the year ended April 30, 2006.  This is partially offset by an increase in recoveries from defaulted loans.  The allowance for loan loss as a percentage of the portfolio of Receivables Held for Investment remained constant at 0.6% for the years ended April 30, 2007, and April 30, 2006.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200,000 of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276,000 of installment loan receivables for unrelated third parties.  Servicing revenue decreased to $1,174 for the year ended April 30, 2007 compared to $1,884 for year ended April 30, 2006.  The decrease in servicing revenue for the year ended April 30, 2007 is due to the liquidation of serviced receivables during 2007.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Finance Charges and Fees.  Other finance charges and fees increased to $3,288 for the year ended April 30, 2007, compared to $2,432 for the year ended April 30, 2006.  The increase is primarily attributable to (i) increased assessment and collection of fees due to a 37% increase in the average portfolio of Receivables Held for Investment and (ii) an increase in fees charged related to collection activities.  Income derived from late fees and collection activities is recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.  Late and loan related fees are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business.

Insurance Products.  Insurance products revenue increased to $1,149 for the year ended April 30, 2007, compared to $928 for the year ended April 30, 2006.  The increase is attributable to (i) increased penetration rates and (ii) a 4% increase in originations for the year ended April 30, 2007 as compared to April 30, 2006.  This is partially offset by  the Company’s decision to stop selling extended warranties.  Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business, which will affect the ability of the Company to generate fee income from marketing insurance products.

Income from Investment.  Income from investment increased to $578 for the year ended April 30, 2007 compared to $413 for the year ended April 30, 2006.  The increase is primarily attributable to the increase in earnings in FARC, which is accounted for under the equity method of accounting for investments.

Other Interest Income. Other interest income increased to $1,783 for the year ended April 30, 2007, compared to $1,371 for the year ended April 30, 2006.  The increase in other interest income is due to (i) an increase in average cash due to increased collections as a result of a 37% increase in the average portfolio of Receivables Held for Investment in 2006 and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

Other Income.  Other income decreased to $0 for the year ended April 30, 2007, compared to $586 for the year ended April 30, 2006.  The decrease is attributable to the cancellation of a marketing program with several dealerships.

Realized and Unrealized Loss on Interest Rate Derivative Positions.  In conjunction with the adoption of SFAS 133, the Company is required to report the fair value of interest rate derivative positions.  The net losses of $0 for the year ended April 30, 2007 and $175 for the year ended April 30, 2006 are due to the Company’s elimination of the requirement to purchase interest rate caps under the FIARC credit facility.  The Company had no purchases during the year ended April 30, 2007.

Salaries and Benefit Expenses. Salaries and benefit expense increased to $11,197 for the year ended April 30, 2007, compared to $10,506 for the year ended April 30, 2006.  The increase is primarily due to (i) the Company implementing a call center that was previously outsourced, (ii) additional staffing levels necessary to support the increase in loan origination volume, and (iii) an additional $306 of expense for the year ended January 31, 2007, due to the implementation of SFAS 123(R).

Operating Expenses. Operating expenses increased to $6,319 for the year ended April 30, 2007, compared to $3,965 for the year ended April 30, 2006.  Expenses characterized as operating expenses are generally variable in nature and are typically dependent on a number of factors including origination volume, the outstanding balance of the managed portfolio, credit quality and operating efficiency levels.  The increase was primarily due to (i) an increase in postage and printing expense associated with the growth in the Company’s direct originations, (ii) an increase in other loan origination costs including credit bureau and verification fees associated with the increase in total origination volume, (iii) increased repossession and collection related costs, and (iv) a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs.  These were partially offset by (i) lower temporary help and third party fees associated with completion of the Company’s inbound call center location which had previously been outsourced and (ii) lower marketing commissions.

General and Administrative. General and administrative expenses decreased to $4,063 for the year ended April 30, 2007, compared to $4,655 for the year ended April 30, 2006.  The year ended April 30, 2006 experienced an increase in professional fees due to the Company’s defense of a class action lawsuit.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

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

Other Interest Expense. Other interest expense increased to $1,891 for year ended April 30, 2007, compared to $1,323 for the year ended April 30, 2006. The increase was primarily due to (i) a 57% increase for the year ended April 30, 2007 in the average outstanding borrowings on the Company’s working capital line and (ii) an increase in overall market interest rates as a result of short-term rate increases adopted by the Federal Reserve System.

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

The 258% increase in net income for the year ended April 30, 2006 compared to April 30, 2005 is due primarily to an increase in net interest income and other interest income, and a decline in provision for credit losses during the 2006 period.  The increase in net interest income was due to a 43% increase in the average portfolio of Receivables Held for Investment, partially offset by (i) a 46% increase in the average debt balance and (ii) an increase in the average cost of debt from 3.5% during 2005 to 4.7% during 2006 as a result of two securitizations and an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.  Provision for credit losses decreased 21% during the year as a result of lower repossessions and charge-offs and improving recovery rates.  This improvement in overall credit quality is due to (i) improvements in general economic conditions including a lower unemployment rate, (ii) an increase in the percentage of loans originated under the Direct Program which exhibit much lower default rates than the Indirect Program and (iii) higher recovery rates on the sale of repossessed collateral due to improvements in the used car market.  Other interest income increased 221% due to (i) an increase in average cash due to increased collections as a result of a 43% increase in the average portfolio of Receivables Held for Investment in 2006 and (ii) an increase in overall market interest rates as a result of the current economic environment and market rate increases adopted by the Federal Reserve Board.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200,000 of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276,000 of installment loan receivables for unrelated third parties.  Servicing revenue decreased to $1,884 for the year ended April 30, 2006 compared to $3,398 for year ended April 30, 2005.  The decrease in servicing revenue for the year ended April 30, 2006 is due to the liquidation of serviced receivables during 2006.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

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

Salaries and Benefit Expenses. Salaries and benefit expense increased to $10,506 for the year ended April 30, 2006, compared to $8,917 for the year ended April 30, 2005.  The increase is primarily due to an increase in staff due to a 61% increase in loan originations for the year ended April 30, 2006.  This is partially offset by a decrease in staff associated with a decrease in the Company’s serviced portfolio.  The overall number of employees of the Company is primarily correlated to (i) the total number of receivables managed, since the majority of the Company’s employees are involved in loan collection activities and (ii) origination growth rates which require additional marketing and credit underwriting personnel.

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

Liquidity and Capital Resources (dollars in thousands)

Sources and Uses of Cash Flows.  The Company’s business requires significant cash flow to support its operating activities. The principal cash requirements include (i) amounts necessary to acquire receivables from dealers, refinance other originators and fund required reserve accounts, (ii) amounts necessary to fund premiums for credit enhancement insurance or other credit enhancements required by the Company’s financing programs, and (iii) amounts necessary to fund costs to retain receivables, primarily interest expense. The Company also requires a significant amount of cash flow for working capital to fund fixed operating expenses, primarily salaries and benefits.

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $275,112 of Receivables Held for Investment for 2007 compared to $263,858 in 2006.

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

The Company’s most significant source of cash flow is the principal and interest payments received from its receivable portfolios.  The Company received such payments in the amount of $215,948 in 2007 and $146,422 in 2006.  These funds are used to repay the amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense and servicing and custodial fees.  During the years ended April 30, 2007 and 2006, the Company required net cash of $59,164 and $117,436, respectively, as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of April 30, 2007, the Company had $66,718 of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees.  Servicing fees range from 1.4% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.  At April 30, 2007 and 2006 the Company’s unencumbered cash was $1,669 and $3,380 respectively.  Cash and servicing fees collected after year-end, but related to the prior year’s activity totaled $225 and $154 as of April 30, 2007 and 2006, respectively.  The increase in cash and servicing fees collected after year-end is primarily due to $145 of accrued incentive fees present as of April 30, 2007, that were not present as of April 30, 2006.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

Contractual Obligations.  The following table summarizes the expected scheduled payments, excluding interest, where applicable, under the Company’s contractual obligations:

	Payments due by period
Contractual Obligations	Total	<1 yr	1-3 yrs	3-5 yrs	>5 yrs
Warehouse credit facility obligations (1)	$283,282	$119,356	142,210	21,716	—
Term notes obligations (1)	169,987	71,621	85,335	13,031	—
Working capital facility obligation (1)	22,753	9,587	11,422	1,744	—
Related party note obligation	2,500	—	2,500	—	—
Operating lease obligations	5,834	755	1,675	1,333	2,071
Total	$484,356	$201,319	$243,142	$37,824	$2,071

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

Financing Arrangements.  The Company finances its loan originations through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159,000 in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005.  In November, 2003, the Company issued $140,000 in Term Notes secured by a discrete pool of receivables.  In May, 2005, the Company issued $175,000 in Term Notes secured by a discrete pool of receivables.  In January, 2006, the Company issued $189,000 in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 5.6% and 4.5% for the fiscal years ending April 30, 2007 and 2006, respectively.

Warehouse Facilities as of April 30, 2007

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At April 30, 2007
FIARC	$300,000	$246,477	Commercial paper rate plus .3%	.25% of Unused Facility	None	5.3%
FIRC	$50,000	$36,805	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.8%

Warehouse Facilities – Credit Enhancement as of April 30, 2007

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during its past fiscal year for its credit enhancement insurance coverages, of which the largest component is the basic ALPI insurance, represented approximately 1.3% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2005, 2006 and 2007 were $3,669, $3,769, and $2,883, respectively, and accounted for 2.3%, 1.4% and 1.1% of the aggregate principal balance of the receivables originated during such respective periods.

 In April 1994, the Company organized First Investors Insurance Company (the “Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. As of April 30, 2007, gross premiums had been ceded to the Insurance Subsidiary since its inception by National Union in the amount of $41,722 and the Insurance Subsidiary reimbursed National Union for aggregate reinsurance claims in the amount of $9,962. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2007, the Insurance Subsidiary had capital and surplus of $2,474 and unencumbered cash reserves of $1,023 in addition to $3,355 in a trust account.

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

On February 15, 2006, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until February 13, 2007.  On February 14, 2007, the FIRC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2006 and 2007, there was $47,080 and $36,805, respectively, outstanding.

On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  On February 14, 2007, the maturity date of the FIARC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2006 and 2007, there was $0 and $246,477, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of April 30, 2007.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$59,685	4.23%
2006-A Class 2	January 26, 2006	$47,000	March 16, 2009	$242	4.87%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$74,000	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”), completed the issuance of $139,661 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,727, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,066 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,657, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5%, or $574, of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  The 2003-A Term Notes were called on March 20, 2007.  As of April 30, 2006, and 2007, the outstanding principal balances on the 2003-A Term Notes were $37,715 and $0, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 Notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2006 and 2007, the outstanding principal balances on the 2005-A Term Notes were $106,162 and $59,685, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006.  The final maturities of the Class A-2, Class A-3, and Class A-4 Term Notes are March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2006 and 2007, the outstanding principal balances on the 2006-A Class A Term Notes were $172,708 and $110,302, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9,000 to $13,500.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500.  On February 14, 2007, the working capital facility was extended to its current maturity date of February 13, 2008, under similar terms and conditions.  As of April 30, 2006 and 2007, there was $16,454 and $22,753, respectively, outstanding under this facility.

The Company presently intends to seek a renewal of the working capital facility from its lender prior to maturity.  Should the facility not be renewed, the outstanding balance of the facility would convert to a term loan, and amortize with the terms of the receivables that secure the facility.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.  If the facility is not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under these facilities as of April 30, 2006 and 2007.  For the fiscal years ended April 30, 2005, 2006, 2007, the Company recorded interest expense under these facilities of $18, $250 and $250, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at April 30, 2007.

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

During fiscal year 2006, as a requirement of the FIARC commercial paper facility, the Company entered into seven interest rate cap transactions, with a strike rate of 6%.  The aggregate initial notional amount of the caps was $131,710 which amortized over six years.  The Company paid $450 in premium to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps were recorded as realized gains or losses and reflected in net income.  On January 26, 2006, the Company terminated all interest rate caps outstanding in exchange for proceeds of $275.  The caps were terminated following the repayment of all balances outstanding under the FIARC facility prior to the issuance of the 2006-A Term Notes.  As a result, a realized loss of $175 was incurred relative to the aggregate market value of the interest rate caps.  This requirement was eliminated as part of the facility’s renewal.

During fiscal year 2005, as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions, with strike rates between 5% and 6%.  The aggregate initial notional amount of the caps was $126,087 which amortized over six years.  The Company paid an aggregate of $1,213 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps were recorded as unrealized gains or losses and reflected in net income.  On April 28, 2005, the Company terminated all interest rate caps outstanding in exchange for proceeds of $840.  The caps were terminated following the repayment of all amounts outstanding under the FIARC facility prior to the issuance of the 2005-A term notes.  As a result, a realized loss of $373 was incurred relative to the aggregate market value of the interest rate caps.

Delinquency and Credit Loss Experience (dollars in thousands)

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,934 as of April 30, 2007 and $2,332 as of April 30, 2006 as a percentage of Receivables Held for Investment of $458,586 as of April 30, 2007 and $368,878 as of April 30, 2006 was 0.6% respectively.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which cover the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust, FIARC and FIACC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $11,205, $7,503, and $9,520 have been recorded for the years ended April 30, 2007, April 30, 2006, and April 30, 2005, respectively.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years:

	As of or for the Year Ended April 30,
	2006		2007
	Number		Number
	of Loans	Amount	of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	81	$658	115	1,336
60 - 89 days	36	224	40	411
90 days or more	15	166	56	530
Total delinquencies	132	$1,048	211	$2,277
Total delinquencies as a percentage of outstanding receivables	0.6%	0.3%	0.8%	0.5%
Net charge-offs as a percentage of average receivables outstanding during the period		2.4%		2.5%

(1)           Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

The higher annualized charge-off rate results from a higher number of repossessions in 2007.

As of April 30, 2007, there were 313 accounts totaling $3,675 that were in bankruptcy status and were more than 30 days past due.  As of April 30, 2006, there were 239 accounts totaling $2,463 that were in bankruptcy status and were more than 30 days past due.   As of April 30, 2007 and 2006, 92% of the bankruptcy delinquencies filed for protection under Chapter 13.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being reversed on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on May 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

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

This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning May 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have a financial statement impact at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be embedded derivatives identified with changes in fair value recognized in net income.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. This statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under this statement, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

ITEM 7A.  QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in thousands)

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

As of April 30, 2007, the Company had $306,035 of floating rate secured debt outstanding.  For every 1% increase in the commercial paper rate or LIBOR, annual after-tax earnings would decrease by approximately $1,980 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of April 30, 2006, the Company had $63,534 of floating rate secured debt outstanding.  For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $416 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief

Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2007 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the year ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting, other than increased controls surrounding the Company’s reporting for income taxes.  Historically, the Company has utilized third parties to prepare federal and state tax returns, and to provide accounting entries to record differences between the current and deferred tax accounts on the Company’s balance sheet.  In an effort to provide adequate assurances that federal and state tax returns continue to be filed in a timely and accurate manner, and specifically to ensure that entries made to record current and deferred tax assets and liabilities are fully documented, the Company has instituted additional reconciliation and testing procedures which will enhance internal controls and provide additional information to management on the nature of these assets and liabilities.  The Company has also elected to engage a national accounting firm to provide advisory and compliance services with respect to the Company’s federal and state tax obligations.

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information responsive to this item appears under the caption “Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information related to the nomination of directors appears under the caption “Corporate Governance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Information related to the Company’s Code of Business Conduct and Ethics, adopted April 28, 2004, appears under the caption “Corporate Governance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.  The Code of Business Conduct and Ethics has also been filed under Item 15 as an exhibit to this Form 10-K.

The Audit Committee of the Board of Directors has designated one or more persons as financial experts.  Information related to the financial expert designation and the Audit Committee appears under the caption “Other Information Concerning the Board of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information responsive to this item appears under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this item appears under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this item appears under the caption “Related Party Transactions” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to this item appears under the caption “Proposal 2: Ratification of appointment of Independent Auditors” in the Company’s proxy statement for the 2007 annual meeting of shareholders, which is to be filed with the Securities and Exchange Commission, and is incorporated herein by reference.

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

10.114(t)	—	Amended and Restated Trust Agreement dated May 5, 2005 between First Investors Auto Funding Corporation and Deutsche Bank Trust Company Delaware.
10.115(t)	—	Indenture dated May 5, 2005 between First Investors Auto Owner Trust 2005-A and Wells Fargo Bank Minnesota, National Association.
10.116(t)	—

Sale and Allocation Agreement dated May 5, 2005 between First Investors Auto Owner Trust 2005-A, First Investors Auto Funding Corporation, First Investors Servicing Corporation and Wells Fargo Bank Minnesota, National Association.

10.117(t)	—

Insurance Agreement dated May 5, 2005 between MBIA Insurance Corporation, First Investors Servicing Corporation, First Investors Financial Services, Inc., First Investors Auto Funding Corporation, First Investors Auto Owner Trust 2005-A, Deutsche Bank Trust Company Delaware and Wells Fargo Bank Minnesota, National Association.

10.118(t)	—	Servicing Agreement dated May 5, 2005 between Wells Fargo Bank Minnesota, National Association and First Investors Auto Owner Trust 2005-A.
10.119(t)	—	Administration Agreement dated May 5, 2005 between Wells Fargo Bank Minnesota, National Association, First Investors Financial Services, Inc. and First Investors Auto Owner Trust 2005-A.

10.120(t)	—	Contribution Agreement dated May 5, 2005 between First Investors Financial Services, Inc. and First Investors Auto Funding Corporation.
10.121(u)	—	2005 Employee Stock Option Plan of the Registrant.
10.122(u)	—

Amendment No. 5 to Note Purchase Agreement dated August 15, 2005, between First Investors Residual Funding LP, Variable Funding Capital Corporation, Wachovia Bank, NA, and Wachovia Capital Markets, LLC.

10.123(u)	—	Amendment No. 7 to Security Agreement dated August 15, 2005, between First Investors Residual Funding LP, First Investors Financial Services, Inc., and Wachovia Capital Markets, LLC.
10.124(v)	—	Amended and Restated Trust Agreement dated January 26, 2006 between First Investors Auto Funding Corporation and Wells Fargo Delaware Trust Company.
10.125(v)	—	Indenture dated January 26, 2006 between First Investors Auto Owner Trust 2006-A and Wells Fargo Bank, National Association.
10.126(v)	—

Sale and Allocation Agreement dated January 26, 2006 between First Investors Auto Owner Trust 2006-A, First Investors Auto Funding Corporation, First Investors Servicing Corporation and Wells Fargo Bank, National Association.

10.127(v)	—

Insurance Agreement dated January 26, 2006 between MBIA Insurance Corporation, First Investors Servicing Corporation, First Investors Financial Services, Inc., First Investors Auto Funding Corporation, First Investors Auto Owner Trust 2006-A, Wells Fargo Delaware Trust Company, and Wells Fargo Bank, National Association.

10.128(v)	—	Servicing Agreement dated January 26, 2006 between Wells Fargo Bank, National Association, First Investors Auto Owner Trust 2006-A, and First Investors Servicing Corporation.
10.129(v)	—	Administration Agreement dated January 26, 2006 between Wells Fargo Bank, National Association, First Investors Financial Services, Inc. and First Investors Auto Owner Trust 2006-A.
10.130(v)	—	Contribution Agreement dated January 26, 2006 between First Investors Financial Services, Inc. and First Investors Auto Funding Corporation.
10.131(w)	—	2002 Non-Employee Director Stock Option Plan (Amended and Restated Through July 10, 2006), dated October 4, 2006.
10.132	—

Amendment No. 1 to Second Amendment and Restated Security Agreement, dated October 11, 2006, between First Investors Auto Receivables Corp., First Investors Financial Services, Inc., First Investors Servicing Corporation, Variable Funding Capital Company LLC, Wachovia Capital Markets, LLC, and Wells Fargo Bank, National Association.

10.133	—

Amendment No. 6 to Note Purchase Agreement, dated November 7, 2006, between First Investors Residual Funding LP, Variable Funding Capital Company LLC, Wachovia Bank, National Association and Wachovia Capital Markets, LLC.

10.134	—	Amendment No. 10 to Security Agreement, dated February 14, 2007, between First Investors Residual Funding LP, First Investors Financial Servicing, Inc. and Wachovia Capital Markets, LLC.
10.135	—	Amendment No. 12 to Second Amended and Restated Credit Agreement, dated February 14, 2007, between F.I.R.C., Inc., Wachovia Bank, National Association and Wachovia Capital Markets, LLC.
10.136	—

Amendment No. 2 to Second Amended and Restated Security Agreement, dated February 14, 2007, between First Investors Auto Receivable Corporation, First Investors Financial Services, Inc., First Investors Servicing Corporation, Variable Funding Capital Company LLC, Wachovia Capital Markets, LLC and Wells Fargo Bank, National Association.

10.137(x)	—	Employment Agreement between First Investors Financial Services, Inc., and Tommy A. Moore, Jr., dated March 12, 2007.
10.138(x)	—	Employment Agreement between First Investors Financial Services, Inc., and Bennie H. Duck, dated March 12, 2007.
14.1(s)	—	Code of Business Conduct and Ethics adopted April 28, 2004
21.1(j)	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(a)	-	Exhibit previously filed with the Company’s Registration Statement on Form S-1, Registration No. 33-94336 and incorporated herein by reference.
(b)	-	Exhibit previously filed on 1996 Form 10-K and incorporated herein by reference.
(c)	-	Exhibit previously filed on July 31, 1996 First Quarter Form 10-Q and incorporated herein by reference.
(d)	-	Exhibit previously filed on October 31, 1996 Second Quarter Form 10-Q and incorporated herein by reference.
(e)	-	Exhibit previously filed on January 31, 1997 Third Quarter Form 10-Q and incorporated herein by reference.
(f)	-	Exhibit previously filed on July 31, 1997 First Quarter Form 10-Q and incorporated herein by reference.
(g)	-	Exhibit previously filed on January 31, 1998 Third Quarter Form 10-Q and incorporated herein by reference.
(h)	-	Exhibit previously filed on 1998 Form 10-K and incorporated herein by reference.
(i)	-	Exhibit previously filed on October 31, 1998 Second Quarter Form 10-Q and incorporated herein by reference.
(j)	-	Exhibit previously filed on October 2, 1998 Form 8-K and incorporated herein by reference.
(k)	-	Exhibit previously filed on January 31, 1999 Third Quarter Form 10-Q and incorporated herein by reference.
(l)	-	Exhibit previously filed on 1999 Form 10-K and incorporated herein by reference.
(m)	-	Exhibit previously filed on March 21, 2000 Third Quarter Form 10-Q/A and incorporated herein by reference.
(n)	-	Exhibit previously filed on October 31, 2000 Second Quarter Form 10-Q and incorporated herein by reference.
(o)	-	Exhibit previously filed on January 31, 2001 Third Quarter Form 10-Q and incorporated herein by reference.
(p)	-	Exhibit previously filed on January 31, 2002 Third Quarter Form 10-Q and incorporated herein by reference.
(q)	-	Exhibit previously filed on July 31, 2002 First Quarter Form 10-Q/A and incorporated herein by reference.
(r)	-	Exhibit previously filed on January 31, 2004 Third Quarter Form 10-Q and incorporated herein by reference.
(s)	-	Exhibit previously filed on 2004 Form 10-K and incorporated herein by reference.
(t)	-	Exhibit previously filed on 2005 Form 10-K and incorporated herein by reference.
(u)	-	Exhibit previously filed on October 31, 2005 Second Quarter Form 10-Q and incorporated herein by reference.
(v)	-	Exhibit previously filed on January 31, 2006 Third Quarter Form 10-Q and incorporated herein by reference.
(w)	-	Exhibit previously filed on October 31, 2006 Second Quarter Form 10-Q and incorporated herein by reference.
(x)	-	Exhibit previously filed on March 15, 2007 Form 8-K and incorporated herein by reference.

(b)  Reports on Form 8-K

Form 8-K filed March 12, 2007 reporting third quarter financial results.

Form 8-K filed March 15, 2007 reporting employment agreements with Tommy Moore and Bennie Duck

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: July 24, 2007	By: /s/ Tommy A. Moore, Jr.
Tommy A. Moore, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Investors Financial Services Group, Inc. and in the capacities and on the date indicated.

Signature		Title

/s/ Tommy A. Moore, Jr.		President and Chief Executive Officer, Director
Tommy A. Moore, Jr.		(Principal Executive Officer)

/s/ Bennie H. Duck		Vice President and Chief Financial Officer
Bennie H. Duck		(Principal Financial and Accounting Officer)

/s/ John H. Buck		Director
John H. Buck

/s/ Robert L. Clarke		Director
Robert L. Clarke

/s/ Seymour M. Jacobs		Director
Seymour M. Jacobs

/s/ Roberto Marchesini		Director
Roberto Marchesini

/s/ Walter A. Stockard, Jr.		Director
Walter A. Stockard, Jr.

/s/ Daniel M. Theriault		Director
Daniel M. Theriault

Date:	July 24, 2007

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of First Investors Financial Services Group, Inc.

We have audited the accompanying consolidated balance sheets of First Investors Financial Services Group, Inc. (a Texas corporation) and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Investors Financial Services Group, Inc. and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment.”

/s/ GRANT THORNTON LLP

Houston, Texas

July 10, 2007

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – APRIL 30, 2006 and 2007

(In thousands, except per share amounts)

	2006	2007
ASSETS
Receivables Held for Investment, net	$377,399	$468,022
Cash and Short-Term Investments	3,380	1,669
Restricted Cash	25,538	33,473
Accrued Interest Receivable	3,218	3,781
Assets Held for Sale	960	1,200
Other Assets:
Investment in FARC	1,025	1,133
Income taxes	—	12
Funds held under reinsurance agreement	3,431	3,355
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $3,514 and $3,788	4,337	3,736
Total assets	$419,288	$516,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$47,080	$283,282
Term notes	316,584	169,987
Working capital facility	16,454	22,753
Related party note	2,500	2,500
Other Liabilities:
Accounts payable and accrued liabilities	6,397	5,377
Income taxes	1,386	—
Deferred income taxes payable	766	733
Total liabilities	391,167	484,632

Commitments and Contingencies.
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000 shares authorized, 5,626 issued and 4,454 outstanding at April 30, 2006; 5,650 issued and 4,478 outstanding at April 30, 2007	6	6
Additional paid-in capital	18,938	19,374
Retained earnings	13,644	16,836
Less, treasury stock, at cost, 1,172 shares	(4,467)	(4,467)
Total shareholders’ equity	28,121	31,749
Total liabilities and shareholders’ equity	$419,288	$516,381

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended April 30, 2005, 2006 and 2007

(In thousands, except per share amounts)

	2005	2006	2007

Interest Income	$28,272	$39,300	$54,568
Interest Expense	7,616	15,042	23,969
Net interest income	20,656	24,258	30,599
Provision for Credit Losses	9,520	7,503	11,205
Net Interest Income After Provision for Credit Losses .	11,136	16,755	19,394
Other Income (Expense):
Servicing revenue	3,398	1,884	1,174
Other finance charges and fees	2,439	2,432	3,288
Insurance products	735	928	1,149
Income from investment	669	413	578
Other interest income	427	1,371	1,783
Other income	660	586	—
Realized and unrealized loss on interest rate derivative positions	(373)	(175)	—
Total other income	7,955	7,439	7,972
Costs and Expenses:
Salaries and benefits	8,917	10,506	11,197
Operating expense	4,801	3,965	6,319
General and administrative	3,732	4,655	4,063
Other interest expense	565	1,323	1,891
Total operating expenses	18,015	20,449	23,470
Earnings Before Provision for Income Taxes	1,076	3,745	3,896
Provision (Benefit) for Income Taxes:
Current	40	291	737
Deferred	352	1,009	(33)
Total provision for income taxes	392	1,300	704
Net Earnings	$684	$2,445	$3,192

Basic Net Earnings per Common Share	$0.14	$0.55	$0.71
Diluted Net Earnings per Common Share	$0.14	$0.53	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Years Ended April 30, 2005, 2006 and 2007

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Treasury Stock, at
	Shares	Amount	Capital	Earnings	cost	Total

Balance, May 1, 2004	5,583,669	$6	$18,755	$10,515	$(1,972)	$27,304

Net earnings	—	—	—	684	—	684

Treasury stock purchases	—	—	—	—	(2,495)	(2,495)

Balance, April 30, 2005	5,583,669	$6	$18,755	$11,199	$(4,467)	$25,493

Net earnings	—	—	—	2,445	—	2,445
Excess tax benefits from sharebased arrangements		—	21	—	—	21
Issuance of common stock related to the exercise of stock options	42,500	—	162	—	—	162

Balance, April 30, 2006	5,626,169	$6	$18,938	$13,644	$(4,467)	$28,121

Net earnings	—	—	—	3,192	—	3,192

Stock compensation expense	—	—	306	—	—	306
Excess tax benefits from share based arrangements	—	—	23	—	—	23
Issuance of common stock related to the exercise of stock options	23,501	—	107	—	—	107

Balance, April 30, 2007	5,649,670	$6	$19,374	$16,836	$(4,467)	$31,749

The accompanying notes are an integral part of this consolidated financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended April 30, 2005, 2006 and 2007

(In thousands)

	2005	2006	2007
Cash Flows From Operating Activities:
Net earnings	$684	$2,445	$3,192
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization expense	3,881	5,153	6,652
Provision for credit losses	9,520	7,503	11,205
Excess tax benefits related to the exercise of stock options	—	(21)	(23)
Share-based payment arrangements	—	—	306
(Increase) decrease in:
Accrued interest receivable	336	(978)	(563)
Restricted cash	(60)	(6,441)	(7,935)
Deferred financing costs and other assets	(217)	(1,805)	(315)
Funds held under reinsurance agreement	7	744	76
Current income tax receivable	3	5	(12)
Increase (decrease) in:
Accounts payable and accrued liabilities	786	3,902	(1,020)
Income taxes	—	1,407	(1,363)
Deferred income taxes payable	353	(145)	(33)
Net cash provided by operating activities	15,293	11,769	10,167
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(158,017)	(254,313)	(278,941)
Payments received from Investment	—	660	535
Contributions to Investment	—	—	(642)
Principal payments from Receivables Held for Investment	100,915	108,100	161,943
Payments received on assets held for sale	6,460	7,211	9,928
Purchase of furniture and equipment	(187)	(650)	(735)
Net cash used in investing activities	(50,829)	(138,992)	(107,912)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	298,088	396,703	568,441
Term notes	—	364,553	—
Working capital facility	2,044	5,954	9,033
Other borrowings	2,500	—	—
Principal payments made on—
Warehouse credit facilities	(169,231)	(521,185)	(332,239)
Term notes	(94,668)	(118,019)	(146,597)
Working capital facility	(305)	—	(2,734)
Proceeds from the issuance of common stock	—	162	107
Excess tax benefits from share-based arrangements	—	21	23
Treasury stock purchased	(2,496)	—	—
Net cash provided by financing activities	35,932	128,189	96,034
Increase (Decrease) in Cash and Short-Term Investments	396	966	(1,711)
Cash and Short-Term Investments at Beginning of Period	2,018	2,414	3,380
Cash and Short-Term Investments at End of Period	$2,414	$3,380	$1,669
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$6,561	$13,880	$21,949
Income taxes	37	33	2,113
Noncash operating Activities:
Reclassification of deferred taxes to income taxes	$—	$1,154	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

April 30, 2005, 2006 and 2007

1.  The Company

Organization.  First Investors Financial Services Group, Inc. (First Investors) was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS’s wholly-owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), First Investors Servicing Corporation (FISC), FIFS Acquisition Funding Corp. LLC, First Investors Residual Funding L.P., Farragut Financial Corporation, and First Investors Auto Funding Corporation. First Investors, together with its wholly- and majority-owned subsidiaries, is hereinafter referred to as the Company.

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of April 30, 2007, approximately 31% and 14% of Receivables Held for Investment had been originated in Texas and Georgia, respectively. The Company currently operates in 28 states.

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

In total, at April 30, 2007, FISC performs servicing and collection functions on a managed receivables portfolio of  $507,995.

2.  Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of April 30, 2007, the Company does not have any entities under which FIN 46 as amended by Interpretation 46R would apply.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates used by the Company relate to the allowance for credit losses (see Note 3). Actual results could differ from those estimates.

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

Income Taxes.  The Company follows SFAS No. 109, “Accounting for Income Taxes”, which prescribes that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Significant judgment is required in determining income tax provisions and in evaluating tax positions.  The Company has established additional provisions for income taxes, despite its belief that the Company’s tax positions are fully supportable, when there remain certain positions that are subject to challenge and that may not be sustained on review by tax authorities.  Upon the closure of future audits and the expiration of certain statutes of limitations, significant income tax accrual reversals could occur starting the year ending April 30, 2008.

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

Earnings Per Share.  Earnings per share amounts are calculated based on net earnings available to common shareholders divided by the weighted average number of shares of common stock outstanding.

Furniture and Equipment.  Furniture and equipment are carried at cost, less accumulated depreciation. Depreciable assets are amortized using the straight-line method over the estimated useful lives (two to five years) of the respective assets.  The Company utilizes statutory accelerated depreciation rates for income tax purposes.

Cash and Short-Term Investments.  The Company considers all investments with a maturity of three months or less when purchased to be short-term investments and treated as cash equivalents. See Note 4 for components of restricted cash.

Advertising Costs.  The Company expenses advertising costs as incurred.  As of April 30, 2005, 2006, and 2007, advertising expense was $1,427, $1,438, and $2,878, respectively.

Stock-Based Compensation.  Effective May 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations. SFAS No. 123(R) also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. The Company adopted SFAS No. 123(R) using the modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant (see note 14).

Reclassifications.  Certain reclassifications have been made to the 2006 amounts to conform to the 2007 presentation.

3.  Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2006 and 2007:

	2006	2007
Receivables held for investment	$368,878	$458,586
Unamortized premium, net (1)	3,026	4,118
Deferred acquisition costs	7,827	8,252
Allowance for credit losses	(2,332)	(2,934)
Receivables held for investment, net	$377,399	$468,022

(1) Includes premium and discounts paid to dealers.

The accrual of interest income has been suspended on $1,504 and $1,923 of delinquent finance receivables as of April 30, 2006 and 2007, respectively.

At April 30, 2007, the average remaining term of the receivable portfolio is 47 months and the weighted average contractual interest rate is 14.1%.  Principal payments expected to be received on the receivable portfolio, assuming no defaults and that payments are received in accordance with contractual terms are summarized in the following table.  Receivables may pay off prior to contractual due dates, primarily due to defaults and early payoffs.

Year ending April 30,
2008	$120,763
2009	106,544
2010	95,876
2011	77,398
2012	46,394
Thereafter	11,611
$458,586

Activity in the allowance for credit losses for the years ended April 30, 2005, 2006, and 2007 was as follows:

	2005	2006	2007
Balance, beginning of year	$2,199	$2,249	$2,332
Provision for credit losses	9,520	7,503	11,205
Charge-offs, net of recoveries	(9,470)	(7,420)	(10,603)
Balance, end of year	$2,249	$2,332	$2,934

4.  Restricted Cash

The components of restricted cash at April 30, 2006 and 2007 are as follows:

	2006	2007
Collection and lockbox balances	$15,503	$21,630
Warehouse credit facility and Term Note reserves (Note 7)	9,785	11,593
Other	250	250
Total restricted cash	$25,538	$33,473

5.  Deferred Financing Costs and Other Assets

The components of deferred financing costs and other assets at April 30, 2006 and 2007 are as follows:

	2006	2007
Deferred financing costs, net	$2,318	$1,339
Accounts receivable, trade	425	249
Other, net	259	671
Loan service fee receivable	154	225
Software, net	350	399
Furniture and equipment, net	372	545
Prepaid expenses	459	308
Total	$4,337	$3,736

6.  Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities as of April 30, 2006 and 2007 are as follows:

	2006	2007
Accounts payable	$216	$46
Accrued expenses	1,035	1,364
Accrued salaries and benefits	1,123	987
Interest payable	749	1,747
Fundings payable	3,202	1,177
Other	72	56
Total	$6,397	$5,377

7.  Debt

The Company finances its loan originations through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In January, 2002 the Company issued $159,000 in asset-backed notes (“Term Notes”) secured by discrete pools of receivables. These notes were subsequently called and redeemed in March, 2005.  In November, 2003, the Company issued $140,000 in Term Notes secured by a discrete pool of receivables.  In May, 2005, the Company issued $175,000 in Term Notes secured by a discrete pool of receivables.  In January, 2006, the Company issued $189,000 in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 4.5% and 5.6% for the fiscal years ending April 30, 2006 and 2007, respectively.

Warehouse Facilities as of April 30, 2007

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At April 30, 2007
FIARC	$300,000	$246,477	Commercial paper rate plus .3%	.25% of Unused Facility	None	5.3%
FIRC	$50,000	$36,805	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.8%

Warehouse Facilities – Credit Enhancement as of April 30, 2007

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

The premiums that the Company paid during its past fiscal year for its credit enhancement insurance coverages, of which the largest component is the basic ALPI insurance, represented approximately 1.3% of the principal amount of the receivables originated during the year. Aggregate premiums paid for ALPI coverage alone during the fiscal years ended April 30, 2005, 2006 and 2007 were $3,669, $3,769, and $2,883, respectively, and accounted for 2.3%, 1.4% and 1.1% of the aggregate principal balance of the receivables originated during such respective periods.

In April 1994, the Company organized First Investors Insurance Company (the “Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. As of April 30, 2007, gross premiums had been ceded to the Insurance Subsidiary since its inception by National Union in the amount of $41,722 and the Insurance Subsidiary reimbursed National Union for aggregate reinsurance claims in the amount of $9,962. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of April 30, 2007, the Insurance Subsidiary had capital and surplus of $2,474 and unencumbered cash reserves of $1,023 in addition to $3,355 in a trust account.

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

On February 15, 2006, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until February 13, 2007.  On February 14, 2007, the FIRC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2006 and 2007, there was $47,080 and $36,805, respectively, outstanding.

On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  On February 14, 2007, the maturity date of the FIARC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2006 and 2007, there was $0 and $246,477, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of April 30, 2007.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$59,685	4.23%
2006-A Class 2	January 26, 2006	$47,000	March 16, 2009	$242	4.87%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$74,000	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre- Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre- Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On November 20, 2003, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2003-A (“2003 Auto Trust”), completed the issuance of $139,661 of 2.58% Class A asset-backed notes (“2003-A Term Notes”). The initial pool of automobile receivables transferred to the 2003 Auto Trust totaled $114,727, which was previously owned by FIRC and FIARC, secure the 2003-A Term Notes.  In addition to the issuance of the Class A Notes, the 2003 Auto Trust also issued a $5,066 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $139,657, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2003-A Term Note issuance, and (v) fund an initial cash reserve account of 0.5%, or $574, of the initial receivables pledged.  The Class A Term Notes bear interest at 2.58% and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 96.1% of the outstanding balance of the underlying receivables pool. The final maturity of the 2003-A Term Notes is April 20, 2011.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.9% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 6% of the then current principal balance of the receivables pool.  The 2003-A Term Notes were called on March 20, 2007.  As of April 30, 2006, and 2007, the outstanding principal balances on the 2003-A Term Notes were $37,715 and $0, respectively.

On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 Notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2006 and 2007, the outstanding principal balances on the 2005-A Term Notes were $106,162 and $59,685, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006.  The final maturities of the Class A-2, Class A-3, and Class A-4 Term Notes are March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2006 and 2007, the outstanding principal balances on the 2006-A Class A Term Notes were $172,708 and $110,302, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9,000 to $13,500.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500.  On February 14, 2007, the working capital facility was extended to its current maturity date of February 13, 2008, under similar terms and conditions.  As of April 30, 2006 and 2007, there was $16,454 and $22,753, respectively, outstanding under this facility.

The Company presently intends to seek a renewal of the working capital facility from its lender prior to maturity.  Should the facility not be renewed, the outstanding balance of the facility would convert to a term loan, and amortize with the terms of the receivables that secure the facility.  Management considers its relationship with its lenders to be satisfactory and has no reason to believe that this credit facility will not be renewed.  If the facility is not renewed, however, or if material changes are made to its terms and conditions, it could have a material adverse effect on the Company.

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under these facilities as of April 30, 2006 and 2007.  For the fiscal years ended April 30, 2005, 2006, 2007, the Company recorded interest expense under these facilities of $18, $250 and $250, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at April 30, 2007.

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

During fiscal year 2006, as a requirement of the FIARC commercial paper facility, the Company entered into seven interest rate cap transactions, with a strike rate of 6%.  The aggregate initial notional amount of the caps was $131,710 which amortized over six years.  The Company paid $450 in premium to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps were recorded as realized gains or losses and reflected in net income.  On January 26, 2006, the Company terminated all interest rate caps outstanding in exchange for proceeds of $275.  The caps were terminated following the repayment of all balances outstanding under the FIARC facility prior to the issuance of the 2006-A Term Notes.  As a result, a realized loss of $175 was incurred relative to the aggregate market value of the interest rate caps.  This requirement was eliminated as part of the facility’s renewal.

During fiscal year 2005, as a requirement of the FIARC commercial paper facility, the Company entered into nine interest rate cap transactions, with strike rates between 5% and 6%.  The aggregate initial notional amount of the caps was $126,087 which amortized over six years.  The Company paid an aggregate of $1,213 in premiums to purchase these caps.  The interest rate caps were not designated as hedges, and accordingly, changes in the fair value of the interest rate caps were recorded as unrealized gains or losses and reflected in net income.  On April 28, 2005, the Company terminated all interest rate caps outstanding in exchange for proceeds of $840.  The caps were terminated following the repayment of all amounts outstanding under the FIARC facility prior to the issuance of the 2005-A term notes.  As a result, a realized loss of $373 was incurred relative to the aggregate market value of the interest rate caps.

8.  Income Taxes

The temporary differences which give rise to deferred tax assets (liabilities) are as follows at April 30, 2006 and 2007, respectively:

	2006	2007
Deferred tax assets related to:
Allowance for credit losses	$794	$997
Fixed assets and other deferred costs	235	206
Stock based compensation	—	68
Accrued expenses	123	130
	1,152	1,401
Deferred tax liabilities related to:
Receivables Held for Investment, net	(1,825)	(2,103)
Prepaid expenses	(93)	(31)
	(1,918)	(2,134)
Net deferred tax liabilities	$(766)	$(733)

The provision (benefit) for income taxes on income before income taxes for the years ended April 30, 2005, 2006 and 2007, consists of the following:

	2005	2006	2007
Current
Federal	$19	$264	$679
State	21	27	58
	$40	$291	$737
Deferred
Federal	$352	$1,009	$(33)
State	—	—	—
	$352	$1,009	$(33)

The following is a reconciliation between the effective income tax rate and the applicable statutory federal income tax rate for the years ended April 30, 2005, 2006 and 2007.

	2005	2006	2007
Income tax - statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	2.0%	0.4%	1.5%
Reversal of uncertain tax position	—	—	(17.2)%
Non-deductible expenses and other (benefit)	0.5%	0.3%	(0.2)%
Effective income tax rate	36.5%	34.7%	18.1%

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  For the years ended April 30, 2005, 2006, and 2007, the Company recognized $894,

$532, and $304 of servicing revenue, $109, $88, and $9 of interest income and $669, $413, and $578 of equity in the income from investment in FARC.  As of April 30, 2006 and 2007, the equity investment in FARC of $734 and $1,133 and junior mezzanine debt of $291 and $0, respectively are included in Investment in FARC on the balance sheet.

10.  New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being reversed on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on May 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for the fiscal year ending April 30, 2008. The Company is currently evaluating the impact of adopting SFAS 156 on its financial position, cash flows, and results of operations; however it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. This statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under this statement, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

11.  Credit Risks

Approximately 33% and 14% of the Company’s Receivables Held for Investment by principal balance at April 30, 2007, represents receivables originated in Texas and Georgia. The economy of Texas is primarily dependent on petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, computer and computer service businesses, agribusiness and tourism.  The economy in Georgia is primarily professional, business services, transportation and utilities. Job losses in any or all of these primary economic segments of the economy may result in a significant increase in delinquencies or defaults in the Company’s receivable portfolio. While vehicles secure the receivables, it is not expected that the value of the vehicles if repossessed and sold by the Company would be sufficient to recover the principal outstanding under any defaulted loans.

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

	April 30, 2006		April 30, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets —
Receivables Held for Investment	$368,878	$377,656	$458,586	$486,924
Financial liabilities —
Term Notes	$316,584	$314,416	$169,987	$169,383

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

13.  Defined Contribution Plan

Effective May 1, 1994, the Company adopted a participant-directed 401(k) retirement plan for its employees. An employee becomes eligible to participate in the plan effective the first enrollment period after 90 days of employment. The Company pays the administrative expenses of the 401(k) plan. The Company also matches a percentage of each participant’s voluntary contributions up to a maximum voluntary contribution of 3 percent of the participant’s compensation. In fiscal years 2005, 2006, and 2007, the Company made matching contributions to the 401(k) plan in the amounts of $23, $42, and $89, respectively. Effective April 28, 1998, the Company established a participant-directed Deferred Compensation Plan for certain executive officers of the Company.  The Deferred Compensation Plan was terminated during the fourth quarter of fiscal year 2005 in response to changes in the tax law associated with such plans.  The assets in the plan were distributed to the participants.

14.  Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000 shares of preferred stock with a $1.00 par value.  As of April 30, 2007, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2006 and 2007, a total of 361 options had been issued, and 295 and 277, respectively, options remained outstanding. This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan).  The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200 shares of common stock, which was subsequently amended on September 6, 2006, increasing the number of available shares to 400, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.  As of April 30, 2006 and 2007, a total of 102 and 197, respectively, options had been issued and remained outstanding, leaving a remaining 98 and 203, respectively, available for issuance.

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

Non-Employee Director Stock Option Plan.  In September 2002, the Non-Employee Director Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   This plan was subsequently amended in July 2006 to increase the number of options available for issuance to 900.  The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  The duration of an option may not exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.  Option types will be automatic and discretionary.   Automatic grants of 28 shares for each non-employee director, or 140 shares total, were approved in July 2006.  Subsequent automatic grants of an option to purchase 28 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2007. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2006 and 2007, a total of 490 and 630, respectively, options had been issued under the plan, and 440 and 570, respectively, remained outstanding, leaving a remaining 10 and 270, respectively, available for issuance.  In addition to the options granted above, there were an additional 20 options granted to a director in 1995, before the adoption of the Non-Employee Director Stock Option Plan.  All options issued under this plan were issued with an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

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

Under APB 25, no compensation expense was recorded in earnings for the Company’s stock-based options granted under the Company’s 1995 Employee Stock Option Plan, 2005 Employee Stock Option Plan, and Non-Employee Director Stock Option Plan (the “Plans”). The pro forma effects on net earnings and earnings per share for the awards issued under the Plans were instead disclosed in a footnote to the financial statements. Under SFAS No. 123(R), all share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, for all share-based awards granted prior to May 1, 2006 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS No. 123(R) for pro forma disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or canceled after May 1, 2006.

The Company utilizes the Black-Scholes-Merton model for calculating the fair value pro forma disclosures under SFAS No.  123(R), which is an acceptable valuation approach under SFAS No. 123(R).

The following table summarizes the option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods below that remain outstanding as of April 30, 2007:

	Fiscal
	2005	2006	2007
Dividend yield	0%	0%	0%
Expected volatility	19.37%	19.34%	26.44%
Risk free interest rate	4.49%	3.93%	5.02%
Expected life (in years)	5	4	6
Weighted average fair-value options granted	$1.55	$1.13	$3.06

The following table summarizes the option activity under the Plans as of April 30, 2007, and the options exercisable at the end of the reported period:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at April 30, 2004	572	$4.35
Granted	209	$4.99
Forfeited and Expired	(10)	$3.69
Exercised	—	—
Outstanding options at April 30, 2005	771	$4.86
Granted	203	$4.68
Forfeited and Expired	(64)	$6.87
Exercised	(43)	$3.71
Outstanding options, April 30, 2006	867	$4.72
Granted	237	$8.05
Forfeited and Expired	(17)	$8.63
Exercised	(23)	$4.56
Outstanding options, April 30, 2007	1,064	$5.40	6.8	$2,127

Exercisable at end of period	570	$4.60	5.6	$1,514
Vested and expected to vest at end of period	1,021	$5.37	6.9	$2,069

The total intrinsic value of options exercised during the years ended April 30, 2006 and 2007 was $61 and $79, respectively.  The total grant date fair value of stock options that became fully vested for the year ended April 30, 2007 was approximately $752.

Cash received from option exercises under all share based payment arrangements for the years ended April 30, 2006 and 2007 was $145 and $107, respectively.  The estimated tax benefit expected to be realized for the years ended April 30, 2006 and 2007 is $0 and $23, respectively.

A summary of the status of the Company’s nonvested shares as of April 30, 2007, and changes during the year ended April 30, 2007, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 30, 2006	428	$1.78
Granted	237	3.06
Vested	(167)	1.22
Forfeited	(4)	1.39
Nonvested at April 30, 2007	494	$2.12

As of April 30, 2007, there was $694 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted average period of 2.6 years.  The total fair value of shares vested during the years ended April 30, 2006 and 2007 was $1,186.

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

Total compensation costs related to stock-based compensation that have been charged against income during the years ended April 30, 2006 and 2007 were $0 and $239, net of income tax benefits of $67, respectively.  Included in this total are $0 and $239 for the years ended April 30, 2006 and 2007, respectively, resulting from the adoption of SFAS No. 123(R), which would have previously been presented in a pro forma footnote disclosure, as discussed above.

Following is a summary of the status of options outstanding at April 30, 2007:

		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Options	Life	Outstanding	Vested	Vested
Price	Outstanding	(in years)	Strike Price	Options	Strike Price
$4.75	50	(1)	$4.75	50	$4.75
$11.00	20	(1)	$11.00	20	$11.00
$2.95	128	5.27	$2.95	118	$2.95
$3.98 -$5.25	596	6.53	$4.52	349	$4.52
$6.75 -$8.05	270	8.14	$7.37	33	$7.37
	1,064	6.81	$5.14	570	$4.60

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

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123(R) to all of its share-based compensation awards for periods prior to the adoption of SFAS No. 123(R), and the actual effect on net earnings and earnings per share for the period subsequent to the adoption of SFAS No. 123(R):

	For the Years Ended April 30,
	2005	2006	2007
Net Earnings, as reported	$684	$2,445	$3,192
Add: Total stock option plan compensation expense included in the determination of reported net earnings, net of taxes	—	—	239

Deduct: Total stock option plan compensation expense determined under fair value based method for awards granted, modified or settled, net of taxes	(189)	(211)	(239)
Pro Forma Net Earnings	$495	$2,234	$3,192

Basic Net Earnings per Common Share, as reported	$0.14	$0.55	$0.71
Diluted Net Earnings per Common Share, as reported	$0.14	$0.53	$0.67
Basic Net Earnings per Common Share, pro forma	$0.10	$0.50	$0.71
Diluted Net Earnings per Common Share, pro forma	$0.10	$0.48	$0.67

15.  Commitments and Contingencies

        Litigation.  The Company from time to time becomes involved in various routine legal proceedings which are incidental to the business. Management of the Company vigorously defends such matters. As of April 30, 2007, management believes there are no such legal proceedings that will have a material adverse impact on the Company’s financial position or results of operations.

Leases.  The Company is a party to a lease agreement for office space in Houston that expires on February 28, 2011. The Company is party to a lease agreement for office space in Atlanta which expires on December 31, 2015. Rent expense for office space and other operating leases for the years ended April 30, 2005, 2006 and 2007, was   $1,053 $1,135 and $1,068, respectively. Required minimum lease payments for the remaining terms of the above leases are:

Year ending April 30,
2008	$755
2009.	838
2010	837
2011	794
2012	539
Thereafter	2,071
Total	$5,834

16.  Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the years ended April 30, 2005, 2006, and 2007 are as follows:

	For the Year Ended April 30,
	2005	2006	2007
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	4,790	4,439	4,472
Effect of dilutive stock options and warrants	97	219	313
Weighted average shares outstanding for diluted earnings per share	4,887	4,658	4,785

At April 30, 2005, 2006, and 2007, the Company had 218, 10, and 130 employee stock options and warrants, respectively, and 190, 20, and 160 director options, respectively, which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

17.  Quarterly Financial Data (Unaudited)

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2007.

	For the Three Months Ended,
	July 31, 2006	October 31, 2006	January 31, 2007	April 30, 2007

Interest Income	$12,330	$13,374	$14,553	$14,311
Interest Expense	5,206	5,813	6,364	6,586
Net earnings	736	1,295	821	340
Basic Net Earnings per Common Share	$0.17	$0.29	$0.18	$0.07
Diluted Net Earnings per Common Share	$0.15	$0.29	$0.17	$0.06

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2006.

	For the Three Months Ended,
	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006

Interest Income	$8,498	$9,915	$10,332	$10,556
Interest Expense	2,960	3,476	3,938	4,668
Net Earnings	925	765	318	437
Basic Net Earnings per Common Share	$0.21	$0.17	$0.07	$0.10
Diluted Net Earnings per Common Share	$0.21	$0.17	$0.07	$0.09

The table below sets forth the unaudited consolidated operating results by quarter for the year ended April 30, 2005.

	For the Three Months Ended,
	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005

Interest Income	$6,952	$7,001	$7,220	$7,098
Interest Expense	1,777	1,829	1,964	2,046
Net Earnings	87	216	279	102
Basic Net Earnings per Common Share	$0.02	$0.04	$0.06	$0.02
Diluted Net Earnings per Common Share	$0.02	$0.04	$0.06	$0.02

18.  Subsequent Event

On May 30, 2007, the Company entered into a servicing agreement with an unrelated third party to service $154,211 portfolio of installment loan receivables.  Additionally, the Company acquired a fifty percent participation in a $4,279 portfolio of nonperforming loans at a purchase price of $592.