Form 10-K/A
period 2007-04-30
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2007-08-27
CIK 948034

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

Title of each class
Common Stock - $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒.

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2007, based on the closing price of the Common Stock on the Over The Counter Bulletin Board Market on said date, was $19,718,113.

There were 4,477,694 shares of Common Stock of the registrant outstanding as of June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

First Investors Financial Services Group, Inc. (hereinafter referred to as the Company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended April 30, 2007, originally filed on July 24, 2007 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (SEC) subsequent to the filing of the Original Report.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company’s business and affairs are managed under the direction of it board of directors. The Company’s articles of incorporation specify that it shall not have less than one, nor more than twenty-five, directors.  The Company’s board currently has seven (7) members. Under the Company’s bylaws, each director holds office until the next annual stockholders’ meeting at which such director’s successor is duly elected and qualified, or until such director’s earlier death, resignation, retirement, disqualification or removal.

The following table sets forth certain information concerning the Board of Directors of the Company:

Name	Age	Position
Tommy A. Moore, Jr.	50	Chairman of the Board, President and Chief Executive Officer

Roberto Marchesini	63	Director and Vice President – Portfolio Risk Management

Robert L. Clarke (1)	65	Director

Walter A. Stockard, Jr.	54	Director

Seymour M. Jacobs (1)(2)	46	Director

John H. Buck(2)	64	Director

Daniel M. Theriault (1)(2)	48	Director

(1)       Member of the Audit Committee

(2)       Member of the Compensation Committee

Tommy A. Moore, Jr., a co-founder of the Company in 1989, has served as its President and Chief Executive Officer and a director since that time.  Mr. Moore was elected to the additional position of Chairman of the Board in July 2000.  Prior to organizing the Company, Mr. Moore was employed in commercial banking in Houston, Texas where his responsibilities included retail and commercial lending. He also served for a time as manager of finance and leasing for a Houston auto dealership.

Dr. Roberto Marchesini became a director in June 1995, and served as the Treasurer, Secretary and Chief Financial Officer of the Company from its inception in 1989 until May 1, 1996, when his duties were reduced to enable him to resume his teaching pursuits.  He remains a director and also continues to serve the Company as its Vice President - Portfolio Risk Management.  Prior to June 1995 and subsequent to May 1, 1996, he has also been employed as a Professor of Finance at the University of Houston, Clear Lake, where he has taught in the areas of finance, economics and accounting since 1974 and has served as the Associate Director of the University’s Center for Economic Development and Research.  Dr. Marchesini holds a Ph.D. degree in economics conferred by the University of Texas in 1974 and a degree in accounting received from the Technical Institute of Rome in 1963.

Robert L. Clarke became a director in June 1995, and has been a partner of the law firm of Bracewell & Giuliani LLP, Houston, Texas since 1992.  From 1985 to 1992, he served as the Comptroller of the Currency of the United States.  Mr. Clarke also serves as a director of Eagle Materials, Inc. and Stewart Information Services Corporation, both of which are publicly-held companies.

Walter A. Stockard, Jr. has been a director of the Company since 1989 and has been an investor in oil and gas properties and real estate for more than the past five years.

Seymour M. Jacobs became a director in November 2000 and is the founder and General Partner of JAM Partners, L.P., a hedge fund based in New York City, and the managing member of Jacobs Asset Management LLC, an investment management firm also located in New York City.  Prior to founding these firms in 1996, Mr. Jacobs worked as an investment securities analyst from 1983-1995, including  with Alex. Brown and Sons, which served as the lead underwriter of the Company’s initial public offering.

John H. Buck is a retired founding partner of the Houston law firm of Buck, Keenan and Gage and served as corporate legal counsel to the Company from 1992 until his retirement in 2001.  Mr. Buck is a graduate of Yale Law School and has over 31 years experience in general corporate and securities law and commercial litigation, including transactional work in corporate finance and mergers and acquisitions.

Daniel M. Theriault joined the Board of Directors in April 2003.  He currently serves as Managing Member of Kineo Advisors, LLC, an investment advisory firm which he founded in 2004.  Prior to founding Kineo Advisors, Mr. Theriault served as a Senior Portfolio Manager with John A. Levin & Co. from 1997 to 2004. Prior to joining John A. Levin & Co. in 1997, he served as President and Chairman of the Advisory Committee for the T. Rowe Price Financial Services Fund from its inception in September 1996 through October 1997, and served as Vice President and research analyst primarily responsible for analyzing the insurance and financial services industries from 1995 to 1997.  Previously Mr. Theriault spent five years as a securities analyst, four years in the insurance industry and five years in public accounting.  He graduated with a B.S., cum laude from Boston College and holds designations as a Certified Public Accountant and as a Chartered Financial Analyst.

Executive Management

Other executive officers, who are not also directors, and who serve at the pleasure of the Board of Directors, are:

Name	Age	Position
Bennie H. Duck	43	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Blaise G. Rodon	46	Senior Vice President and Chief Operating Officer

Bennie H. Duck joined us in May 1996 as Executive Vice President, Secretary, Treasurer and Chief Financial Officer.  Mr. Duck was previously employed for ten years by Bank of America in various capacities including as Vice President of

Corporate Finance where his responsibilities included corporate lending and capital market activities for both high yield and high grade clients.   His previous experience includes middle market lending, corporate finance and real estate construction and development finance.

Blaise G. Rodon joined us February 2000 as Director of Operations with primary responsibility for all loan servicing and collection activities.  He was promoted to his current position of Chief Operating Officer in November 2005.  In his current role, he has primary responsibility for loan servicing and collections, direct consumer lending activities, dealer funding and credit underwriting. Prior to joining the Company, he was employed by General Electric Capital Corporation for 17 years in a variety of collection management roles overseeing GE’s third-party collection agencies, legal recovery units and call centers.

Corporate Governance

The Board of Directors oversees First Investors’ business and directs its management.  The Board does not involve itself with the day-to-day operations and implementation of the business.  Instead, the Board meets periodically with management to review First Investors’ performance and its future business strategy.  Members of the Board also regularly consult with management to stay informed about the Company’s progress.  A majority of the members of the Company’s board are “independent” as provided under NASDAQ rule 4200(a)(15).  The independent directors are John H. Buck, Robert L. Clarke, Seymour M. Jacobs and Daniel M. Theriault.  During the fiscal year ended April 30, 2007, the Board of Directors met 5 times.  All directors  attended 75 percent or more of the meetings of the Board of Directors and of the committees of the Board on which they served during the past fiscal year.  The Board of Directors has two committees: the Audit Committee and the Compensation Committee.  The Audit Committee, which met 6 times during the past fiscal year, acts as a direct liaison between the Board and the Company’s independent auditors, and its functions include the engagement of auditors, reviewing the scope and results of the annual audit and reviewing, as appropriate, our accounting policies, internal controls and financial reporting practices.  The Audit Committee operates under a written charter approved by the Board of Directors.  The Audit Committee is composed of three directors, Robert L. Clarke, Chairman, Seymour M. Jacobs and Daniel M. Theriault.   Each member of the audit committee  is independent as defined in NASDAQ Rule 4200(a)(15) and Rule 10A-3(6)(i) under the Securities Exchange Act and the Board of Directors has designated all three members as “financial experts” under such rules of the Securities and Exchange Commission.

The Compensation Committee, which met 2 times during the past fiscal year, is responsible for formulating recommendations to the Board concerning salaries, bonuses and other compensation arrangements for executive management and for administering the Employee Stock Option Plans.  The Compensation Committee is composed of three non-employee directors, John H. Buck, Seymour M. Jacobs and  Daniel M. Theriault.   All members of the Compensation Committee are “independent” as provided under NASDAQ rule 4200(a)(15).  The Board of Directors has not adopted a Compensation Committee charter.

Code of Business Conduct and Ethics

First Investors has adopted a Code of Business Conduct and Ethics (“Code of Conduct”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer and other persons performing similar functions, as well as to the Company’s directors and employees.  The Code of Conduct has been previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended April 30, 2004.  In addition, a copy of the Code of Conduct and any subsequent amendments and modifications thereto has been posted on the Company’s web site at www.fifsg.com.

Nomination Process

Given the size and composition of the Board, the Board has elected not to have a nominating committee.  In lieu of a nominating committee, the Board has determined that a candidate for director  shall be made to the full Board of Directors for consideration and approval upon the recommendation of no less than a majority of the independent members of the Board of Directors.

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

The Board will consider candidates recommended for consideration by our stockholders, provided the information regarding director candidates recommended by our stockholders is submitted to the Board in accordance with the requirements of our Bylaws and Rule 14a-8 of Regulation 14A under the Securities and Exchange Act of 1934, as amended.  Director candidate recommendation materials are required to be sent to our Secretary by writing c/o Corporate Secretary, First Investors Financial Services Group, Inc., 675 Bering Drive, Suite 710, Houston, Texas 77057.  There are no specific minimum qualifications that the Board requires to be met by a director nominee , nor are there any specific qualities or skills that are necessary for one or more of our Directors to possess, other than as are necessary to meet any requirements under rules and regulations applicable to us.  The Board of Directors considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the board of directors.  When considering nominating existing directors for re-election to the Board, the Board generally also considers the following criteria: record of past attendance at board of directors and committee meetings; ability to contribute to a positive atmosphere in the board room; absence of any cause for removal; past contributions in service on the Board; the value of maintaining continuity within the Board; and the nominees’ desire and willingness to attend future board of directors and committee meetings.

Shareholder Communications

Shareholder communications intended for the board of directors or for particular directors (other than stockholder proposals submitted pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals) may be sent to by writing c/o Corporate Secretary, First Investors Financial Services Group, Inc., 675 Bering Drive, Suite 710, Houston, Texas 77057.  The Secretary will forward all such communications to the Board of Directors or to particular directors as directed without screening such communications.

Compensation Committee Interlocks and Insider Participation

During the 2007 fiscal year, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee, or (iii) a member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the Company’s directors, certain officers and holders of 10% or more of any class of the Company’s stock to report to the SEC, by a specified date, initial reports of ownership and reports of changes in ownership of the Company’s stock and other equity securities. To our knowledge based solely on a review of copies of reports filed under Section 16(a) furnished to us, our directors, executive officers and holders of 10% or more of our shares complied with these requirements.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets for information regarding compensation for our named executive officers for fiscal year 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Tommy A. Moore, Jr. President and CEO	2007	260,192	205,057	31,930	8,486	(3)	505,665

Bennie H. Duck Executive Vice President and CFO	2007	259,177	100,000	23,760	9,216	(4)	392,153

Blaise G. Rodon Senior Vice President and COO	2007	167,692	23,000	11,960	2,484	(5)	205,136

(1)          Represents bonuses based on fiscal year 2007 performance that was paid during July, 2007.  During July 2006, bonuses were paid to the named executive officers for fiscal year 2006 performance as follows:  Mr. Moore $233,647, Mr. Duck $100,000 and Mr. Rodon $38,400.

(2)          Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of awards granted during the year as well as prior fiscal years, as determined in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in [“Note 14 Summary of Significant Accounting Policies”] to the audited consolidated financial statements. See the “Grants of Plan-Based Awards Table” for information on awards made in fiscal 2007. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers

(3)          Represents $2,861 related to a 401(K) matching contribution, $225 related to Company paid life insurance and $5,400 related to the personal use of a Company-owned vehicle.

(4)          Represents $3,591 related to a 401(K) matching contribution, $225 related to Company paid life insurance and $5,400 related to the personal use of a Company-owned vehicle.

(5)          Represents $2,331 related to a 401(K) matching contribution and $153 related to Company paid life insurance.

Grants of Plan-Based Awards

The table below sets forth information regarding grant of awards made to our named executive officers during fiscal 2007 under compensation plans:

					Exercise	Grant
					or Base	Date
		Estimated Future Payouts			Price of	Fair Value
		Under Equity Incentive Plan			Option	of
		Awards			Awards	Option
	Grant	Threshold	Target	Maximum	($/Sh)	Awards
Name	Date	(#)	(#)(1)	(#)	(2)	(3)
Tommy A. Moore, Jr.	7/15/2006	N/A	25,000	N/A	$8.05	$78,000
Bennie H. Duck	7/15/2006	N/A	20,000	N/A	$8.05	$62,400
Blaise G. Rodon	7/15/2006	N/A	10,000	N/A	$8.05	$31,200

(1)            Represents shares underlying options granted under the Company’s 2005 Employee Stock Option Plan. The options vest in five equal installments on each anniversary of the date of grant, in each case provided that the recipient has been continuously employed at such date.

(2)            The exercise price of the award is equal to the closing market price of the Company’s common stock on the date of grant.

(3)            Represents the full grant date fair value determined in accordance with FAS 123R. Please see the discussion of the assumptions made in the valuation of these awards in “Note 14 Shareholder’s Equity to the audited consolidated financial statements. Generally, the full grant date fair value is the amount expensed by the Company in its financial statements over the award’s vesting schedule. These amounts reflect the Company’s accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the number of securities underlying outstanding plan awards for each named executive officer as of April 30, 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tommy A. Moore, Jr.	12,000	3,000	$2.95	9/11/2012
	9,000	6,000	$4.70	9/10/2013
	6,000	9,000	$4.99	7/15/2014
	5,000	20,000	$4.81	9/8/2015
	—	25,000	$8.05	7/17/2016

Bennie H. Duck	20,000	—	$7.38	7/15/2007
	20,000	—	$4.75	8/2/2010
	10,000	—	$4.00	4/5/2011
	8,000	2,000	$2.95	9/11/2012
	6,000	4,000	$4.70	9/10/2013
	4,000	6,000	$4.99	7/15/2014
	4,000	16,000	$4.81	9/8/2015
	—	20,000	$8.05	7/17/2016

Blaise G. Rodon	5,000	—	$5.25	3/31/2010
	2,500	—	$4.75	8/2/2010
	5,000	—	$4.00	4/5/2011
	2,000	500	$2.95	9/11/2012
	1,500	1,000	$4.70	9/10/2013
	4,000	6,000	$4.99	7/15/2014
	2,000	8,000	$4.81	9/8/2015
	—	10,000	$8.05	7/17/2006

Compensation Discussion and Analysis

The Company’s objectives for executive compensation are to establish compensation:

•                                          that is sufficient in total amount to provide reasonable assurance of retaining key executives,

•                                          includes a significant component contingent on meeting designated Company objectives, and

•                                          includes a significant component tied to the appreciation in the price of the Company’s common stock.

The compensation committee (“Committee”) of the Company’s Board of Directors is charged with developing and administering compensation plans to meet our compensation objectives.  The Committee is comprised of three members each of whom is independent.

In Fiscal Year 2007, the Committee determined that a combination of base salary, annual cash performance-based bonus awards and incentive stock option awards were the most effective methods to accomplish these objectives.  To the extent that elements of compensation would not advance such objectives, or would do so less effectively than would other elements, the Committee seeks to avoid paying compensation in those forms.

In exercising its discretion as to the level of executive compensation and its components, the Committee considers a number of factors.  Members of the Committee conduct informal surveys of compensation paid to comparable executives within the consumer finance industry and utilize three auto finance companies of somewhat comparable size in terms of revenue and total assets for comparison purposes, though the Committee takes into account that the Company is one of the smallest firms in its industry making peer group analysis difficult.   Nonetheless, the Committee finds this data useful in evaluating the overall level of compensation paid or to be paid to the Company’s executive officers.  In addition, the Committee also considers whether the Company achieved its financial goals for the year, including actual net income relative to budget, originations and portfolio growth rates, portfolio delinquency and net charge-off rates, completed acquisitions or other strategic alliances and the successful completion of other strategic initiatives.  To the extent that net income falls below expectations, the Committee also considers the factors affecting this performance and individual performance relative to key objectives.

The Committee considers an executive’s base salary to be the most critical component in retaining executives.  The Committee reviews executive base salaries annually.   The principal factors that influence the amount of base salary are  (i) the performance of the executive during the most recent fiscal year related to the Company’s operating budget which is approved by the Board of Directors, accomplishment of other operating objectives including maintaining acceptable asset quality performance and the successful completion of other initiatives including acquisitions and joint ventures; and, (ii) the executive’s salary level relative to those paid to comparable executives within the consumer finance industry. For the preceding three years, the named executive officers have received annual base salary increases of 3% to 12% over prior year salary.

Applying the above principles, the Committee in July 2007 approved an annual salary $272,950 for the chief executive officer, $270,375 for the chief financial officer and $180,000 for the chief operating officer representing increases of 3.0%, 3.0% and 5.9% of their previous base salary, respectively.

To encourage executive officers and key management personnel to exercise their best efforts and management skills toward achieving designated specific objectives, the Company has implemented an annual cash bonus plan which varies for each of the named executives.  Estimated annual bonus payments are accrued during the fiscal year and typically paid in July following the completion of the annual financial audit.

Pursuant to the terms the chief executive officer’s employment agreement, he is entitled to an annual bonus equal to 5% of consolidated net income before provision for income tax reflected in the audited financial statements for the fiscal year.  The Committee believes that awarding a performance bonus to the chief executive officer based on a fixed percentage of net income provides incentive for the executive to maximize net income achieved by the Company during any fiscal year and to position the Company to achieve sustainable earnings growth over longer periods of time.  Further, the performance bonus, in periods when the Company achieves its financial goals, provides a level of compensation which, when combined with base salary, is more comparable to executives with similar duties within the consumer finance industry.

For the chief financial officer, the Committee establishes a bonus range in July of each year which is applicable to the then current fiscal year.  The bonus range is based on several factors, including (i) the annual budget goals of the Company; (ii) other performance goals applicable to the chief financial officer as established by the chief executive officer or as related to the company’s operating plan; and (iii) an amount that when combined with base salary provides a level of compensation that is comparable to executives with similar duties within the consumer finance industry. For 2007, the chief financial officer was eligible to receive  a cash bonus of between $100,000 and $150,000 based on performance during the 2007 fiscal year.  In determining the actual amount, the Committee primarily considers the actual net income of the Company in relation to its annual budget goal.

The chief operating officer participates in an annual bonus plan established for the chief operating officer and other officers of the Company who are not named executive officers.  This plan is approved by the Committee based on recommendations by the chief executive officer.  Under the bonus plan in effect for fiscal 2007, the chief operating officer was eligible to receive a cash bonus of between 10% and 24% of his annual salary.  Factors used in determining the amount of bonus are whether the executive and his departments have met individual objectives established by the chief executive officer, whether the Company as a whole has met or exceeded budget targets, whether certain objectives for the individual and for the management group as a whole have been met, and a subjective evaluation of the officer’s performance.  Of these factors, the Company’s financial performance relative to the budget target for the year is the most heavily weighted factor.

Applying the above principles, in July 2007 the Committee approved bonus compensation of $205,057 to the chief executive officer, $100,000 to the chief financial officer and $23,000 to the chief operating officer representing 77%, 38% and 14% of their base salary, respectively for the fiscal year ended April 30, 2007.   For performance during the fiscal year ended April 30, 2006, the executives received performance bonuses in July 2006  which totaled $233,647 for the chief executive officer, $100,000 for the chief financial officer and $38,400 for the chief operating officer.

The Committee has from time to time considered providing additional elements of executive compensation.  It has considered elements such as restricted stock awards, compensation contingent on a change in control and deferred cash compensation.  To date, the Committee has elected not to pay compensation in such forms, having determined that the Company’s objectives are better met by one or more of the elements of compensation that it does pay.  Regarding restricted stock units, the Committee has noted that any form of equity equivalent to or closely tied to common stock does serve to meet the objective of aligning officers’ personal interest with that of the shareholders generally.  The Committee believes, however, that the objective is better met by grants of stock options than by grants of share equivalents, because recipients of the grants will face the same degree of variance in results at a lesser cost to the Company, when option grants are compared to grants of restricted stock units.

The Committee grants incentive stock option awards under the Company’s 2005 Employee Stock Option Plan.  Such grants are designed to assist in the retention of key executives and management personnel and to create an incentive to create shareholder value over a sustained period of time.   The Company believes that stock options are a valuable tool in compensating and retaining employees in that the stock options carry exercise prices equal to the current market price of the Company’s stock on the date of the grant and vest in equal increments over five years which provides for both a retention component as well as an incentive to improve the underlying price of the Company’s common stock.  In July 2006, the Committee granted stock options to the Company’s executive officers covering 25,000, 20,000 and 10,000 shares to the chief executive officer, chief financial officer and chief operating officer, respectively.  Subsequent to the 2007 fiscal year, the Committee granted, in July 2007, stock options of covering 20,000, 15,000 and 10,000 shares to the chief executive officer, chief financial officer and chief operating officer, respectively.    All grants carry exercise prices equal to the market price for the Company’s common stock at the date of grant and vest in annual increments over a five year period and expire 10 years from issuance.   The numbers of shares made subject to each of the option grants were based on various factors relating to the responsibilities of the individual officers, the extent of previous grants to such individuals and taking into account informed market data on compensation of executives at other consumer finance companies.

Because the exercise price of all options granted is equal to or above the fair market value of the Company’s common stock on the date of grant, the option holders may realize value only if the stock price appreciates from the price on the date the options were granted.  This design is intended to focus executives on the enhancement of shareholder value over the long term.

In addition to the compensation components noted above, the Company also maintains certain broad-based employee benefit plans, such as medical and dental insurance, and a qualified defined contribution retirement savings plan (401(k) plan) and a group life insurance plan in which the Company pays the premium for each employees’ group life policy up to an a death benefit equal to the employees annual salary up to a maximum of $250,000.  Executive officers are permitted to participate in these plans on the same terms as non-executive personnel who meet applicable eligibility criteria, and are subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under the plans.  The Company does not maintain any form of defined benefit pension or retirement plan in which executive officers participate, nor does it maintain any form of supplemental retirement savings or supplemental deferred compensation plan.  In addition, the chief executive officer and chief financial officer are provided with a Company owned or leased vehicle for personal use.

On March 12, 2007, the Committee authorized the Company to enter into employment agreements with its chief executive officer and chief financial officer.  These agreements are in recognition of the critical role each executive performs with respect to the Company’s operations and relationships with investors, lenders and other parties providing financing to support the Company’s operations.   Further, the Committee believes that these agreements assist in the retention of these executives, a principal objective of the Company’s compensation policies.

The employment agreement between the Company and Tommy A. Moore, Jr., the chief executive officer, provides for an employment term through March 12, 2010.  The employment term renews automatically annually for additional one-year terms unless either party gives six months prior written notice to the other party that the term shall cease to be extended.  The employment agreement provides for a base salary of $265,000 per year, beginning March 12, 2007.  Mr. Moore’s base salary may be increased from time to time at the discretion of the Committee.  Mr. Moore is also entitled to receive an annual bonus equal to 5% of the Company’s annual consolidated pre-tax income.

In the event the chief executive officer is terminated by the Company without cause at a time other than within a two-year period after the occurrence of a change of control or if he terminates his employment with us for good reason at a time other than within a two-year period after the occurrence of a change of control, (a) he is entitled to receive a severance payment equal to the amount of the highest total compensation (including base salary and bonus) paid to him in any calendar year during Mr. Moore’s employment with the Company, (b) the Company is required to continue to maintain and pay the premiums for Mr. Moore’s and his family’s medical and dental benefits for a period of one year after termination, (c) all stock options and other incentive awards held by Mr. Moore will become fully vested and immediately exercisable and all restrictions on any restricted stock held by Mr. Moore will be removed, and (d) the Company will convey to Mr. Moore unencumbered title to the Company-owned vehicle provided to him.  In addition, the Company will be required to pay Mr. Moore an additional amount to cover certain tax liabilities incurred by Mr. Moore in connection with the benefits or payments made pursuant to subsections (b) and (d) above.  The Company will also be required to make a gross-up payment to Mr. Moore equal to the amount of any excise tax imposed on him pursuant to Section 409A of the Internal Revenue Code.  As of August 2007, the severance amount payable to Mr. Moore in connection with a termination pursuant to subsection (a) above would be $498,647 excluding any amounts payable pursuant to subjection (b), (c) and (d).

In the event Mr. Moore is terminated without cause within a two-year period after the occurrence of a change of control or if Mr. Moore terminates his employment for good reason within a two-year period after the occurrence of a change of control, (a) Mr. Moore is entitled to receive a severance payment equal to two times the amount of the highest total compensation (including base salary and bonus) paid to Mr. Moore in any calendar year during Mr. Moore’s employment with the Company, (b) the Company is required to continue to maintain and pay the premiums for Mr. Moore’s and his family’s medical and dental benefits for a period of two years after termination, (c) all stock options and other incentive awards held by Mr. Moore will become fully vested and immediately exercisable and all restrictions on any restricted stock held by Mr. Moore will be removed, and (d) the Company will convey to Mr. Moore unencumbered title to our vehicle provided to him.   In addition, the Company will be required to pay Mr. Moore an additional amount to cover certain tax liabilities incurred by Mr. Moore in connection with the benefits or payments made pursuant to subsections (b) and (d) above.  The Company will also be required to make a gross-up payment to Mr. Moore equal to the amount of any excise tax imposed on him pursuant to Section 409A of the Internal Revenue Code.  As of August 2007, the severance amount payable to Mr. Moore in connection with a termination pursuant to subsection (a) above would be $997,294 excluding any amounts payable pursuant to subsection (b) and (d).

The employment agreement between the Company and Bennie H. Duck, the chief financial officer, provides for an employment term through March 12, 2010.  The employment term renews automatically annually for additional one-year terms unless either party gives six months prior written notice to the other party that the term shall cease to be extended.  The employment agreement provides for a base salary of $262,500 per year, beginning March 12, 2007.  Mr. Duck’s base salary may be increased from time to time at the discretion of the Committee.  Mr. Duck is also eligible to receive one or more incentive compensation bonuses determined by the Compensation Committee based on performance criteria adopted by the Compensation Committee, including a bonus for the 2007 fiscal year of between $100,000 and $150,000.

In the event the chief financial officer is terminated by the Company without cause  or if he terminates his employment with us for good reason , (a) he is entitled to receive a severance payment equal to the amount of the highest total compensation (including base salary and bonus) paid to him in any calendar year during Mr. Duck’s employment with the Company, (b) the Company is required to continue to maintain and pay the premiums for Mr. Duck’s and his family’s medical and dental benefits for a period of one year after termination, (c) all stock options and other incentive awards held by Mr. Duck will become fully vested and immediately exercisable and all restrictions on any restricted stock held by Mr. Duck will be removed, and (d) the Company will convey to Mr. Duck unencumbered title to the Company-owned vehicle provided to him.  In addition, the Company will be required to pay Mr. Duck an additional amount to cover certain tax liabilities incurred by Mr. Duck in connection with the benefits or payments made pursuant to subsections (b) and (d) above.  The Company will also be required to make a gross-up payment to Mr. Duck equal to the amount of any excise tax imposed on him pursuant to Section 409A of the Internal Revenue Code.  As of August 2007, the severance amount payable to Mr. Duck in connection with a termination pursuant to subsection (a) above would be $362,500 excluding any amounts payable pursuant to section (b) and (d).

Compensation Committee Report

The Compensation Committee has reviewed and discussed with Company management the Compensation Discussion and Analysis contained in this report.  Based on such review and discussions and relying thereon, we have recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis set forth above be included in this Form 10-K/A for the year ended April 30, 2007.

THE COMPENSATION COMMITTEE

John H. Buck (Chairman)

Seymour M. Jacobs

Daniel Theriault

Director Compensation

The table below sets forth certain information concerning the compensation earned in fiscal 2007 by our directors for service on our board of directors during fiscal 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)(2)

John H. Buck	1,000	N/A	36,546	37,546
Robert L. Clarke	1,000	N/A	36,546	37,546
Seymour M. Jacobs	1,000	N/A	36,546	37,546
W.A. Stockard, Jr.	1,000	N/A	36,546	37,546
Daniel M. Theriault	1,000	N/A	36,546	37,546
Roberto Marchesini (3)	0	N/A	10,640	10,640

(1)          Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of awards granted in 2007 as well as prior fiscal years, as determined in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in “Note 14 Shareholder’s Equity” to the audited consolidated financial statements. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by our directors.

(2)          Represents the numerical sum of the dollar amounts reflected in each other column for each director.

(3)          In addition, Dr. Marchesini received $60,000 in cash compensation related to his position as Vice President-Risk Management with the Company.

Prior to July of the 2007 fiscal year, we paid a monthly fee in the amount of $500 to each director who is not one of our officers or employees, and reimbursed their out-of-pocket expenses incurred in connection with their services as such, including travel expenses.  In addition, each director who is not an employee of the Company is awarded, on July 15th of each year, stock options representing the right to purchase 20,000 shares of common stock of the Company.  Directors who are not employees of the Company are also be eligible for additional option grants in the event we meet certain pre-determined profitability goals for the fiscal year.  Effective July 10, 2006, the Board of Directors approved a modified compensation plan for non-employee directors to eliminate the $500 monthly fee and increase the number of shares underlying option grant by 8,000, to a total of 28,000 for the 2007 fiscal year.  The additional option grant was calculated based on an increase in cash compensation from $6,000 per year to $12,000 per year, translated into an equivalent number of stock options based on the most recently available estimate of the fair value of the stock option. In conjunction with the modification to board compensation, the board approved an amendment to the 2002 Non-Employee Director Stock Option Plan to increase the shares available hereunder from 500,000 shares to a total of 900,000 shares. The first option awarded under the new compensation plan was on July 15, 2006 at which time the non-employee directors were awarded 28,000 options at an exercise price of $8.05 per share.  The total award represents the 20,000 options issued under previous compensation arrangements and the additional options issued in lieu of cash compensation.  The fair value of the options may be reviewed annually to determine the option equivalent award.

In August 1995, when Robert L. Clarke joined the Board of Directors, he was granted a non-transferable option to purchase up to 20,000 shares of common stock, in recognition of the fact that he was the only member of the Board who was neither one of our executive officers nor a substantial shareholder.  The option is exercisable in whole at any time or in part from time to time at an exercise price of $11.00 per share.  On August 2, 2000, in recognition of Mr. Clarke’s service as a board member, the Board of Directors granted Mr. Clarke a non-transferable option to purchase up to 50,000 shares of common stock, which is exercisable in whole at any time or in part from time to time at an exercise price of $4.75 per share.  Both options will terminate one year after Mr. Clarke ceases to be a member of the Board of Directors, except that in the event of Mr. Clarke’s death while serving as a director the options would be exercisable by his heirs or representatives of his estate for a period of two years after the date of his death.  In connection with the adoption by shareholders of the 2002 Non-Employee Director Stock Option Plan, the 50,000 options awarded in 2000 to Mr. Clarke were cancelled and reissued, under identical terms, as an award under the plan.

Item 12.  SECURITY OWERNSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2007 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column(a)

Equity compensation Plans approved by security holders (1)(2)	913,999	$4.87	135,000

Equity compensation Plans not approved by security holders(3)(4)	353,987	$5.81	270,000

Article I Total	1,267,986	$5.40	405,000

(1)          Does not include options to purchase 87,500 shares at an exercise price of $7.10 per share issued on July 12, 2007 under the 2005 Employee Stock Option Plan.

(2)          Includes 439,999 options issued and outstanding under the 2002 Non-Employee Director Stock Option Plan approved by security holders.

(3)          Includes 130,000 options issued in 2006 and 2007 under the 2002 Non-Employee Director Stock Option Plan as amended in July 2006 to increase the number of options available under the Plan from 500,000 to 900,000 without approval from security holders.

(4)          Includes options to purchase 20,000 shares at an exercise price of $11.00 granted to Robert L. Clarke upon his election to the Board of Directors in 1995.  Also includes warrants to purchase common stock issued to certain lenders in 2000 with a weighted average exercise price of $3.43 per share.

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 17, 2007, by: (i) each person who is known by us to own beneficially more than 5% of the issued and outstanding shares of common stock, (ii) each director, and (iii) each named executive officer.  Unless otherwise indicated, each of the persons has sole voting and dispositive power over the shares of common stock shown as beneficially owned by such person.

Name and Address	Position With Company	Amount and Nature of Beneficial Ownership		Percent of Class
Tommy A. Moore, Jr. 675 Bering, Suite 710 Houston, Texas 77057	Chairman of the Board, President and Chief Executive Officer	451,000	(1)	10.0%

Bennie H. Duck 675 Bering, Suite 710 Houston, Texas 77057	Executive Vice President and Chief Financial Officer	66,000	(2)	1.5%

Blaise G. Rodon 675 Bering Drive, Suite 710 Houston, Texas 77057	Senior Vice President and Chief Operating Officer	36,700	(3)	*

Walter A. Stockard, Jr. 2001 Kirby, Suite 901 Houston, Texas 77019	Director	442,668	(4)	9.7%

Roberto Marchesini 675 Bering, Suite 710 Houston, Texas 77057	Director and Vice President – Portfolio Risk Management	34,000	(5)	*

Robert L. Clarke 711 Louisiana, Suite 2900 Houston, Texas 77002	Director	152,668	(6)	3.3%

Seymour M. Jacobs One Fifth Avenue New York, New York 10003	Director	676,469	(7)	15.0%

John H. Buck 5100 Bank of America Center 700 Louisiana Houston, Texas 77002	Director	82,668	(8)	1.8%

Daniel M. Theriault One Rockefeller Plaza, 19th Floor New York, New York 10020	Director	346,568	(9)	7.6%

JAM Partners, LP One Fifth Avenue New York, New York 10003		548,000	(10)	10.8%

Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401		388,500		7.7%

Kristene S. Moore P.O. Box 460445 Houston, Texas 77056		400,000		7.9%

Hot Creek Ventures I, LP P.O. Box 3178 Gardnerville, Nevada		520,521		10.3%

All executive officers and directors as a group (8 persons)		2,285,741	(11)	45.2%

*                           Less than 1% of the Common Stock outstanding.

(1)                    Reflects 400,000 shares held by Mr. Moore and 51,000 shares representing the portion of stock options held by Mr. Moore exercisable within 60 days .

(2)                    Reflects the portion of stock options held by Mr. Duck exercisable within 60 days.

(3)                    Reflects 7,700 shares held by Mr. Rodon and 29,000 representing the portion of stock options held by Mr. Rodon exercisable within 60 days.

(4)                    Consists of 360,000 shares held by Mr. Stockard as custodian for two minor children, as to which he disclaims beneficial ownership; and 60,000 shares representing the portion of stock options held by Mr. Stockard exercisable within 60 days.

(5)                    Reflects the portion of stock options held by Dr. Marchesini exercisable within 60 days.

(6)                    Reflects the portion of stock options held by Mr. Clarke exercisable within 60 days.

(7)                    Includes 533,000 shares held by JAM Partners, LP, 15,000 shares held by JAM Special Opportunities Fund, 105,001 shares held by Mr. Jacobs individually, 800 shares held by other affiliated individuals or entities as to which Mr. Jacobs may be deemed to be a beneficial holder and 22,668 shares representing the portion of stock options held by

Mr. Jacobs exercisable within 60 days.

(8)                    Reflects the portion of stock options held by Mr. Buck exercisable within 60 days.

(9)                    Reflects 50,000 shares held by Mr. Theriault individually and 62,668 shares representing the portion of stock options held by Mr. Theriault exercisable within 60 days.  Also includes 205,800 shares held by Palladium Partners LP, and 28,100 shares held by Palladium Offshore, Ltd.  With respect to the Palladium Partners LP shares, Mr. Theriault is the managing member of the general partner of Palladium Partners LP and serves as managing member and the portfolio manager of the investment advisor to Palladium Partners LP.  With respect to the Palladium Offshore, Ltd. shares, Mr. Theriault is the managing member of the controlling shareholder of Palladium Offshore, Ltd. and serves as a portfolio manager for the investment advisor to Palladium Offshore, Ltd.

(10)              Includes 580,340 shares issuable upon the exercise of stock options exercisable within 60 days.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On December 3, 2001, the Company entered into an agreement with W.A. Stockard, a former member of our Board of Directors and current Director Emeritus under which the Company may, from time to time, borrow up to $2.5 million.  The proceeds of the borrowings will be utilized to fund certain private and open market purchases of our common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10 percent per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008, but may be repaid at any time unless the Company is in default on one of our other credit facilities.  On December 6, 2004, the original loan agreement was replaced with $2.5 million loan agreement containing identical terms and conditions between the Company and a limited partnership that is affiliated with W.A. Stockard, Jr., a current shareholder, member of the Board of Directors and son of W.A. Stockard.  As of August 17, 2007, $2,500,000 was outstanding under this facility.  Total interest expense incurred under this facility during the fiscal year ended April 30, 2007, was $250,000.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors selected the accounting firm of Grant Thornton LLP as the Company’s independent auditors to audit the books and records of the Company and its subsidiaries for the fiscal years ended April 30, 2007 and 2006.  The appointments were ratified by a majority of the Company’s shareholders.   Grant Thornton LLP has served as the Company’s independent auditors for the past six fiscal years and has provided audit opinions for the past eight fiscal years.

Audit Fees

The following is a description of fees paid to Grant Thornton LLP or scheduled to be paid under an engagement agreement to Grant Thornton LLP for services in fiscal years 2006 and 2007.  The final amounts actually paid for the fiscal year 2007 audit may differ by an immaterial amount based on the final hourly billing by Grant Thornton LLP.

	Fiscal Year 2006	Fiscal Year 2007
Audit Fees	$238,167	$278,890
Audit Related Fees (1)	$24,652	$24,652
Tax Fees	$0	$0
All Other Fees(2)	$63,929	$0

Total Fees	$326,748	$303,542

(1)          Relates to certain attestation work performed in connection with the Company’s activities as loan servicer for affiliated entities.

(2)          Reflects fees paid for the review of certain work associated with deferred tax positions and attestation work for certain financial disclosures in the offering memorandum related to the multiple issuances of asset-backed term notes.

In accordance with our Audit Committee charter, the Audit Committee is required to approve all fees paid to the independent auditors.  During both fiscal years 2006 and 2007, fees approved by the Audit Committee represented 100% of all fees paid to the independent auditors.

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)(2) Financial Statements and Financial Statement Schedules

No financial statements or schedules are filed with this report on Form 10-K/A.

(3) Exhibits

The following is a list of the exhibits filed or furnished with this report on Form 10-K/A. The full list of the exhibits to the Original Report can be found in the Exhibit Index which precedes immediately the exhibits filed or furnished with this Amendment.

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
Bennie H. Duck, Vice President and
Chief Financial Officer

Date: August 27, 2007

Exhibit Index

Exhibit		Description
2.1(j)	—

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

10.137(x)	—	Employment Agreement between First Investors Financial Services, Inc., and Tommy A. Moore, Jr., dated March 12, 2007.
10.138(x)	—	Employment Agreement between First Investors Financial Services, Inc., and Bennie H. Duck, dated March 12, 2007.
14.1(s)	—	Code of Business Conduct and Ethics adopted April 28, 2004
21.1(j)	—	Subsidiaries of the Registrant.
23.1(y)	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1(y)	—	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2(y)	—	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(a)	-	Exhibit previously filed with the Company’s Registration Statement on Form S-1, Registration No. 33-94336 and incorporated herein by reference.
(b)	-	Exhibit previously filed on 1996 Form 10-K and incorporated herein by reference.
(c)	-	Exhibit previously filed on July 31, 1996 First Quarter Form 10-Q and incorporated herein by reference.
(d)	-	Exhibit previously filed on October 31, 1996 Second Quarter Form 10-Q and incorporated herein by reference.
(e)	-	Exhibit previously filed on January 31, 1997 Third Quarter Form 10-Q and incorporated herein by reference.
(f)	-	Exhibit previously filed on July 31, 1997 First Quarter Form 10-Q and incorporated herein by reference.
(g)	-	Exhibit previously filed on January 31, 1998 Third Quarter Form 10-Q and incorporated herein by reference.
(h)	-	Exhibit previously filed on 1998 Form 10-K and incorporated herein by reference.
(i)	-	Exhibit previously filed on October 31, 1998 Second Quarter Form 10-Q and incorporated herein by reference.
(j)	-	Exhibit previously filed on October 2, 1998 Form 8-K and incorporated herein by reference.
(k)	-	Exhibit previously filed on January 31, 1999 Third Quarter Form 10-Q and incorporated herein by reference.
(l)	-	Exhibit previously filed on 1999 Form 10-K and incorporated herein by reference.
(m)	-	Exhibit previously filed on March 21, 2000 Third Quarter Form 10-Q/A and incorporated herein by reference.
(n)	-	Exhibit previously filed on October 31, 2000 Second Quarter Form 10-Q and incorporated herein by reference.
(o)	-	Exhibit previously filed on January 31, 2001 Third Quarter Form 10-Q and incorporated herein by reference.
(p)	-	Exhibit previously filed on January 31, 2002 Third Quarter Form 10-Q and incorporated herein by reference.
(q)	-	Exhibit previously filed on July 31, 2002 First Quarter Form 10-Q/A and incorporated herein by reference.
(r)	-	Exhibit previously filed on January 31, 2004 Third Quarter Form 10-Q and incorporated herein by reference.

(s)	-	Exhibit previously filed on 2004 Form 10-K and incorporated herein by reference.
(t)	-	Exhibit previously filed on 2005 Form 10-K and incorporated herein by reference.
(u)	-	Exhibit previously filed on October 31, 2005 Second Quarter Form 10-Q and incorporated herein by reference.
(v)	-	Exhibit previously filed on January 31, 2006 Third Quarter Form 10-Q and incorporated herein by reference.
(w)	-	Exhibit previously filed on October 31, 2006 Second Quarter Form 10-Q and incorporated herein by reference.
(x)	-	Exhibit previously filed on March 15, 2007 Form 8-K and incorporated herein by reference.
(y)	-	Exhibit previously filed on July 24, 2007 Form 10-K and incorporated herein by reference.