Form 10-Q
period 2007-07-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2007-09-13
CIK 948034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding At
Class	September 6, 2007
Common Stock-$.001 Par Value

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.
AND SUBSIDIARIES

FORM 10-Q

JULY 31, 2007

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS – APRIL 30, 2007 AND JULY 31, 2007
(In thousands, except par value)
	April 30, 2007	July 31, 2007 (Unaudited)
ASSETS
Receivables Held for Investment, net	$468,022	$462,747
Cash and Short-Term Investments	1,669	1,332
Restricted Cash	33,473	34,506
Accrued Interest Receivable	3,781	3,730
Assets Held for Sale	1,200	1,403
Other Assets:
Equity investments	1,133	1,601
Income taxes	12	454
Funds held under reinsurance agreement	3,355	3,530
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $3,788 and $4,139	3,736	3,635
Total assets	$516,381	$512,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$283,282	$300,182
Term notes	169,987	148,457
Working capital facility	22,753	23,523
Related party note	2,500	2,500
Other Liabilities:
Accounts payable and accrued liabilities	5,377	5,391
Deferred income taxes payable	733	885
Total liabilities	484,632	480,938

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000 shares authorized, 5,650 issued and 4,478 outstanding at April 30, 2007, and July 31, 2007	6	6
Additional paid-in capital	19,374	19,466
Retained earnings	16,836	16,995
Less, treasury stock, at cost, 1,172 shares	(4,467)	(4,467)
Total shareholders’ equity	31,749	32,000
Total liabilities and shareholders’ equity	$516,381	$512,938

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

For the Three Months Ended July 31, 2006 and 2007
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended July 31,
	2006	2007

Interest Income	$12,330	$14,360
Interest Expense	5,206	6,680
Net interest income	7,124	7,680
Provision for Credit Losses	2,518	3,188
Net Interest Income After Provision for Credit Losses	4,606	4,492
Other Income:
Servicing revenue	364	278
Other finance charges and fees	735	906
Insurance products	213	301
Income from investment	67	128
Other interest income	405	429
Total other income	1,784	2,042
Operating Expenses:
Salaries and benefits	2,724	2,818
Operating expense	979	1,660
General and administrative	1,044	888
Other interest expense	421	596
Total operating expenses	5,168	5,962
Earnings Before Provision for Income Taxes	1,222	572
Provision for Income Taxes:
Current	532	57
Deferred	(46)	152
Total provision for income taxes	486	209
Net Earnings	$736	$363

Basic Net Earnings per Common Share	$0.17	$0.08
Diluted Net Earnings per Common Share	$0.15	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended July 31, 2007
(In thousands, except share amounts)
(Unaudited, except where stated)

	Common Stock		Additional Paid-In	Retained	Treasury Stock, at
	Shares	Amount	Capital	Earnings	cost	Total
Balance at April 30, 2007	5,649,670	$6	$19,374	$16,836	$(4,467)	$31,749
Cumulative effect of adoption of FIN 48	—	—	—	(204)	—	(204)
Net earnings	—	—	—	363	—	363
Stock compensation expense	—	—	92	—	—	92
Balance at July 31, 2007	5,649,670	$6	$19,466	$16,995	$(4,467)	$32,000

The accompanying notes are an integral part of this consolidated financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended July 31, 2006 and 2007
(In thousands)
(Unaudited)

	2006	2007

Cash Flows From Operating Activities:
Net earnings	$736	$363
Adjustments to reconcile net earnings to net cash provided by operating activities —
Depreciation and amortization expense	1,642	1,686
Provision for credit losses	2,518	3,188
Excess tax benefits from share-based payment arrangements	(20)	—
Share-based payment arrangements	39	92
(Increase) decrease in:
Accrued interest receivable	(129)	51
Restricted cash	(6,726)	(1,033)
Deferred financing costs and other assets	108	(152)
Funds held under reinsurance agreement	(450)	(175)
Current income tax receivable	—	43
Increase (decrease) in:
Accounts payable and accrued liabilities	(2,381)	(674)
Deferred income taxes payable	(47)	152
Income taxes	241	—
Net cash (used in) provided by operating activities	(4,469)	3,541
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(80,319)	(48,518)
Payments received from Investments	72	55
Contributions to Investments	—	(524)
Principal payments from Receivables Held for Investment	39,563	46,343
Payments received on Assets Held for Sale	1,802	2,727
Purchase of furniture and equipment	(312)	(102)
Net cash used in investing activities	(39,194)	(19)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	170,397	99,710
Working capital facility	2,919	770
Principal payments made on—
Warehouse credit facilities	(94,310)	(82,809)
Term notes	(35,998)	(21,530)
Proceeds from the issuance of common stock	90	—
Excess tax benefits from share-based payment arrangements	20	—
Net cash provided (used) by financing activities	43,118	(3,859)
Decrease in Cash and Short-Term Investments	(545)	(337)
Cash and Short-Term Investments at Beginning of Period	3,380	1,669
Cash and Short-Term Investments at End of Period	$2,835	$1,332
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$4,561	$6,402
Income taxes	292	14

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)
July 31, 2007

1.              The Company

Organization.  First Investors Financial Services Group, Inc. (First Investors) was established to serve as a holding company for First Investors Financial Services, Inc. (FIFS) and FIFS’s wholly-owned subsidiaries, First Investors Insurance Company (FIIC), First Investors Auto Receivables Corporation (FIARC), F.I.R.C., Inc. (FIRC), First Investors Servicing Corporation (FISC), FIFS Acquisition Funding Corp. LLC, First Investors Residual Funding L.P., Farragut Financial Corporation, and First Investors Auto Funding Corporation. First Investors, together with its wholly-owned subsidiaries, is hereinafter referred to as the Company.

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of July 31, 2007, approximately 33% and 13% of receivables held for investment had been originated in Texas and Georgia, respectively.  The Company currently operates in 28 states.

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

On May 30, 2007, FISC entered into a servicing agreement with an unrelated third party to service an approximately $154,211 portfolio of installment loan receivables beginning on July 1, 2007.  Additionally, the Company acquired a 50% participation in a $4,279 portfolio of nonperforming loans at a purchase price of $592.  The Company accounts for these loans using the cost recovery method.

In total, at July 31, 2007, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $627,842.

2.                Interim Financial Information

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of July 31, 2007, the Company does not have any variable interest entities under FIN 46 as amended by Interpretation 46R.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of July 31, 2007, and the results of its operations for the three months ended July 31, 2006 and 2007, and its cash flows for the three months ended July 31, 2006 and 2007.

The consolidated financial statements for the interim periods have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K filed July 24, 2007.

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

Other Income.  Other Income consists of income received from servicing activities, late fees and other loan related fees, income from investments, reinvestment revenue, income earned from the sale of GAP insurance and extended service contracts, and unrealized loss on interest rate derivative positions.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment.  Income from the sale of GAP insurance and extended service contracts is recognized when sold as the Company has no further obligation after the sale.

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

Income taxes.  The Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which it adopted on May 1, 2007. The implementation of FIN 48 required the Company to make subjective assumptions and judgments regarding income tax exposure. Interpretations of and guidance surrounding income tax laws and regulations change over time, and these may change the Company’s subjective assumptions, which in turn, affect amounts recognized in the condensed consolidated balance sheets and statements of earnings.

3.     Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2007 and July 31, 2007:

	April 30, 2007	July 31, 2007
Receivables held for investment	$458,586	$453,588
Unamortized premium, net (1)	4,118	4,034
Deferred acquisition costs	8,252	8,028
Allowance for credit losses	(2,934)	(2,903)
Receivables held for investment, net	$468,022	$462,747

(1)  Includes premium and discounts paid to dealers.

The accrual of interest has been suspended on $1,923 and $2,600 of delinquent receivables as of April 30, 2007 and July 31, 2007, respectively.

Activity in the allowance for credit losses for the periods ended July 31, 2006 and 2007 was as follows:

	For the Three Months Ended July 31,
	2006	2007
Balance, beginning of period	$2,332	$2,934
Provision for credit losses	2,518	3,188
Charge-offs, net of recoveries	(2,155)	(3,219)
Balance, end of period	$2,695	$2,903

4.     Debt

The Company finances its loan originations through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In November, 2003, the Company issued $140,000 in Term Notes secured by a discrete pool of receivables.  These notes were subsequently called and redeemed in March, 2005.  In May, 2005, the Company issued $175,000 in Term Notes secured by a discrete pool of receivables.  In January, 2006, the Company issued $189,000 in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 5.1% and 5.6% for the periods ended July 31, 2006 and 2007, respectively.

Warehouse Facilities as of July 31, 2007

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At July 31, 2007
FIARC	$300,000	$271,347	Commercial paper rate plus .3%	.25% of Unused Facility	None	5.35%
FIRC	$50,000	$28,835	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.82%

Warehouse Facilities – Credit Enhancement as of July 31, 2007

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

Aggregate premiums paid for ALPI coverage alone during the three months ended July 31, 2006 and 2007 were $1,315 and $338 respectively, and accounted for 1.7% and 0.7% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses.  As of July 31, 2007, the Insurance Subsidiary had capital and surplus of $2,656 and unencumbered cash reserves of $1,193 in addition to the $3,385 trust account.

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

On February 15, 2006, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until February 13, 2007.  On February 14, 2007, the FIRC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2007 and July 31, 2007, there was $36,805 and $28,835, respectively, outstanding.

On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  On February 14, 2007, the maturity date of the FIARC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2007 and July 31, 2007, there was $246,477 and $271,347, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of July 31, 2007.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$51,415	4.23%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$60,982	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes -  On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 Notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2007 and July 31, 2007, the outstanding principal balances on the 2005-A Term notes were $59,685 and $51,415, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006.  The final maturities of the Class A-2, Class A-3, and Class A-4 Term Notes are March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2007 and July 31, 2007, the outstanding principal balances on the 2006-A Class A term notes were $110,302 and $97,042, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9,000 to $13,500.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500.  On February 14, 2007, the working capital facility was extended to its current maturity date of February 13, 2008, under similar terms and conditions.  As of April 30, 2007 and July 31, 2007, there was $22,753 and $23,523, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under this facility as of April 30, 2007 and July 31, 2007, respectively.  For the three months ended July 31, 2006 and July 31, 2007, the Company recorded interest expense under these facilities of $63.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at July 31, 2007.

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

5.     Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended July 31, 2006 and 2007, are as follows:

	For the Three Months Ended July 31,
	2006	2007
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	4,457	4,478
Effect of dilutive stock options and warrants	323	302
Weighted average shares outstanding for diluted earnings per share	4,780	4,780

For the three months ended July 31, 2006 and 2007, the Company had 258 and 518 respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18.  In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio.  For the three months ended July 31, 2006 and 2007, the Company recognized $94 and $49 respectively of servicing revenue, $6 and $0 of interest income respectively, and $67 and $128 respectively of equity in the income from investment in FARC.  At July 31, 2007, the equity investment in FARC of $1,222 is included in Equity investments on the balance sheet.

7.     New Accounting Pronouncements

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

8.     Shareholders’ Equity

Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock with a $1.00 par value.  As of July 31, 2007, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2007 and July 31, 2007, a total of 361 options had been issued, and 295 and 247, respectively, options remained outstanding. This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan).  The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200 shares of common stock, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options.  The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.  As of April 30, 2007 and July 31, 2007, a total of 197 and 285, respectively, options had been issued and remained outstanding.

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

Non-Employee Director Stock Option Plan.  In September 2002, the Non-Employee Director Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors.   This plan was subsequently amended in July 2006 to increase the number of options available for issuance to 900.  The Board of Directors administers the plan and the options will not be qualified as incentive stock options.  The duration of an option may not exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan.  Option types will be automatic and discretionary.   Automatic grants of 28 shares for each non-employee director, or 140 shares total, were approved in July 2006.  Subsequent automatic grants of an option to purchase 28 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2007. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board.  No discretionary grants have been awarded.  As of April 30, 2007 and July 31, 2007, a total of 630 and 770, respectively, options had been issued under the plan, and 570 and 710, respectively, remained outstanding, leaving a remaining 270 and 130, respectively, available for issuance.  In addition to the options granted above, there were an additional 20 options granted to a director in 1995, before the adoption of the Non-Employee Director Stock Option Plan.  All options issued under this plan were issued with an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

The Company utilizes the Black-Scholes-Merton model for calculating the fair value of stock options, which is an acceptable valuation approach under SFAS No. 123(R).

The following table summarizes the option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods below that remain outstanding as of July 31, 2007:

	For the three months ended July 31,
	2006	2007
Dividend yield	—	—
Expected volatility	26.44%	25.27%
Risk-free interest rate	5.02%	5.03%
Estimated life (in years)	6	6
Weighted average fair-value of options granted	$3.06	$2.62

Cash received from option exercises under all share based payment arrangements for the three months ended July 31, 2007 and 2006 was $90 and $0, respectively.  The estimated tax benefit expected to be realized for the three months ended July 31, 2006 and 2007 is $0 and $21, respectively.

The Company issued 228 options with an expected life time compensation cost of $546 during the three months ended July 31, 2007.

As of July 31, 2007, there was $1,149 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted average period of 3.2 years.  The total fair value of shares vested during the three months ended July 31, 2006 and 2007 was $151 and $304, respectively.

Prior to the adoption of SFAS 123(R), all tax benefits resulting from the exercise of stock options were presented as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

9.     Income Taxes

As of May 1, 2007, the Company adopted FIN 48.  In connection with this adoption, the Company recorded an uncertain tax benefit of $689 and an opening balance adjustment to retained earnings of $204 of which $29 would affect the effective rate.  Additionally the Company recorded $22 of interest and penalties for the three months ended July 31, 2007, which is included in other interest expense on the Consolidated Statement of Earnings.  The amount of unrecognized tax benefits did not materially change as of July 31, 2007.  The Company anticipates recognizing a $431 gain in the next 12 months due to the expiration of certain examination periods.

The Company files a consolidated federal income tax return in the United States Federal jurisdiction and various combined and separate filings in several state and local jurisdictions.  With limited exceptions, the Company is no longer subject to U.S. Federal, state and local, income tax examinations by tax authorities for years before 2002.

The Company’s continuing practice is to recognize estimated interest and penalties as a component of other interest expense in the Consolidated Statement of Earnings.  As of May 1, 2007, the Company had accrued interest and penalties associated with unrecognized tax benefits of $175.

For the three months ended July 31, 2007, the Company had an effective tax rate of 36.5%, which consisted of a Federal statutory rate of 34%, an estimated 2% for state taxes, net of federal benefit, and an estimated 0.5% for non-deductible expenses.

10.  Subsequent Event

On September 12, 2007, the Company issued $5 million in 12.75% senior subordinated notes due on September 11, 2017.  The notes were placed by the Company in a privately-negotiated transaction and were purchased by an unaffiliated institutional investor.  Proceeds from the note issue will be used for working capital and general corporate purposes.

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

Stock-Based Compensation.  The Company expenses stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment - a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”)

Income taxes.  The Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which it adopted on May 1, 2007. The implementation of FIN 48 required the Company to make subjective assumptions and judgments regarding income tax exposure. Interpretations of and guidance surrounding income tax laws and regulations change over time, and these may change the Company’s subjective assumptions, which in turn, affect amounts recognized in the condensed consolidated balance sheets and statements of earnings.

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the
	Three Months Ended
	July 31,
	2006	2007
Receivables Held for Investment:
Number	24,694	27,703
Principal balance	$403,569	$453,588
Average principal balance of receivables outstanding during the three-month period	$387,367	$456,260
Other Servicing:
Number	9,021	21,499
Principal balance	$88,339	$174,254
Average principal balance of receivables outstanding during the three-month period	$96,807	$77,961
Total Managed Receivables Portfolio:
Number	33,715	49,202
Principal balance	$491,908	$627,842
Average principal balance of receivables outstanding during the three-month period	$484,174	$534,221

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended July 31,
	2006	2007
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	12.7%	12.6%
Average cost of debt (2)	5.3%	5.9%
Net interest spread (3)	7.4%	6.7%
Net interest margin (4)	7.4%	6.7%

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

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to acquire the receivables. Net interest income was $7,680 for the three months ended July 31, 2007, an increase of 7.8% when compared to amounts reported for the three months ended July 31, 2006.

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

	Three Months Ended July 31, 2006 to 2007
	Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net Increase (Decrease)

Receivables Held for Investment:
Interest income	$2,193	$(163)	$2,030
Interest expense	875	599	1,474
Net interest income	$1,318	$(762)	$556

Results of Operations

Three Months Ended July 31, 2006 and 2007

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

Executive Summary.  Net earnings for the three months ended July 31, 2006 was $736 compared to $363 for year the three months ended July 31, 2007.  Basic earnings per common share was $0.17 and $0.08 and diluted earnings per common share was $0.15 and $0.08 for the three months ended July 31, 2006 and July 31, 2007, respectively.  The decrease in net earnings for the three months ended July 31, 2006 compared to July 31, 2007 is due to several factors including (i) a $1,474 increase in interest expense due to a 17% increase in the average debt outstanding and a 60 basis point increase in the average interest rate (ii) a $670 increase in provision for credit losses primarily associated with the growth in the portfolio of receivables held for investment and an associated increase in the allowance for credit losses, (iii) an $86 reduction in servicing revenue due to a liquidating portfolio, (iv) a $94 increase in salaries and benefits expense due to increased health insurance costs and an increase in stock compensation, (v) a $681 increase in operating costs due to an increase in printing and postage costs and a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs, and (vi) a $175 increase in other interest expense due to an increase in the average balance of the Company’s working capital line of credit and an increase in the cost of debt.  These are partially offset by (i) a $2,030 increase in interest income due to an 18% increase in the average balance of receivables held for investment, (ii) an increase in other finance charges and fees due to an 18% increase in the average balance of receivables held for investment, (iii) an increase in income from insurance products due to higher penetration rates, and (iv) a decrease in general and administrative expenses due to a decrease in operating lease expenses.

Interest Income. Interest income for the three months ended July 31, 2007 increased to $14,360 compared to $12,330 for the three months ended July 31, 2006.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment increased 16% for the three months ended July 31, 2007 compared to the three months ended July 31, 2006.  The increase in interest income for the three months ended July 31, 2007 is primarily due to an 18% increase in the average portfolio outstanding for the period ended July 31, 2007 compared the period ended July 31, 2006.

Interest Expense. Interest expense for the three months ended July 31, 2007 increased to $6,680 compared to $5,206 for the three months ended July 31, 2006. Interest expense increased 28% for the three months ended July 31, 2007.  The increase in interest expense is primarily due to (i) a $65,111 or 17% increase in the average debt outstanding for the three months ended July 31, 2007, compared to the three months ended July 31, 2006 as a result of an 18% increase in the average portfolio of Receivables Held for Investment and (ii) a 58 basis point increase in interest rates as a result of short-term market rate increases adopted by the Federal Reserve System.

Provision for Credit Losses. The provision for credit losses for the three months ended July 31, 2007 increased to $3,188 as compared to $2,518 for the three months ended July 31, 2006. The increase in provision for credit losses is primarily due to an 18% increase in the average portfolio outstanding for the period ended July 31, 2007, compared to the period ended July 31, 2006.  Provision for credit losses as a percentage of average receivables held for investment on an annual basis increased to 2.8% as compared to 2.6% for the three months ended July 31, 2006.

Net charge-offs for the three months ended July 31, 2007 increased to $3,219 compared to $2,155 for the three months ended July 31, 2006.  The increase in net charge-offs for the three months ended July 31, 2007 is due to (i) an 18% increase in the average portfolio outstanding for the period ended July 31, 2007, compared to the period ended July 31, 2006 and (ii) an increase in loss frequency and severity from repossessions.  This is partially offset by an increase in recoveries from defaulted loans.  The allowance for loan loss as a percentage of the portfolio of receivables held for investment remained constant at 0.6% as April 30, 2007 and July 31, 2007.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200,000 of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276,000 of installment loan receivables for unrelated third parties.  On May 30, 2007, the Company entered into a servicing agreement with an unrelated third party to service an approximately $154,211 portfolio of installment loan receivables.  The servicing of these receivables began on July 1, 2007.  Servicing revenue decreased to $278 for the three months ended July 31, 2007 compared to $364 for three months ended July 31, 2006.  The decrease in servicing revenue for the three months ended July 31, 2007 is due to the liquidation of serviced receivables during the quarter.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Finance Charges and Fees.  Other finance charges and fees increased to $906 for the three months ended July 31, 2007, compared to $735 for the three months ended July 31, 2006.  The increase is primarily attributable to increased assessment and collection of fees due to an 18% increase in the average portfolio of Receivables Held for Investment.  Income derived from late fees and collection activities are recognized when received, and therefore can be potentially volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.  Late and loan related fees are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business.

Insurance Products.  Insurance Products revenue increased to $301 for the three months ended July 31, 2007, compared to $213 for the three months ended July 31, 2006.  The increase is attributable to (i) increased penetration rates and (ii) higher gross margins.  This is partially offset by a decrease in originations.  Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance products.

Income from investments.  Income from investments increased to $128 for the three months ended July 31, 2007 compared to $67 for the three months ended July 31, 2006.  The increase is primarily due to increased recognition of investment income related to the FARC portfolio.

Operating Expenses. Operating Expenses increased to $1,660 for the three months ended July 31, 2007, compared to $979 for the three months ended July 31, 2006.   Expenses characterized as operating expenses are generally variable in nature and are typically dependent on a number of factors including origination volume, the outstanding balance of the managed portfolio, credit quality and operating efficiency levels.  The increase was primarily due to (i) an increase in postage and printing expense associated with the Company’s direct originations, (ii) an increase in outsourced collections due to an increase in rates and the servicing of a new portfolio of loans, (iii) increased activity fees in the Company’s loan origination system due to a change in systems and (iv) a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs.  These were partially offset by a decrease in credit bureau expense due to lower application volume.

General and Administrative. General and administrative expenses decreased to $888 for the three months ended July 31, 2007, compared to $1,044 for the three months ended July 31, 2006.  The decrease is attributable to decreased operating lease expense due to the expiration of certain operating leases which were not renewed.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense increased to $596 for the three months ended July 31, 2007, compared to $421 for the three months ended July 31, 2006. The increase was due to (i) a 30% increase in the average outstanding borrowings on the Company’s working capital line, (ii) an increase in the average cost of debt and (iii) interest and penalties accrued pursuant to the adoption of FIN 48.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $47,775 of receivables to be held for investment for the three months ended July 31, 2007 compared to $78,879 for the three months ended July 31, 2006.

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

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $60,754 during the three months ended July 31, 2007, and $51,764 during the three months ended July 31, 2006.  Such cash flow funds were used to repay amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense, and servicing and custodial fees.  During the three months ended July 31, 2007, the Company received net cash of $12,979 as compared to cash required of $27,115 for the three months ended July 31, 2006, as portfolio collections for the three months ended July 31, 2007 exceeded originations, while the receivables originated exceeded portfolio collections for the three months ended July 31, 2006.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of July 31, 2007, the Company had $49,818 of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the servicing portfolios.  Servicing fees range from 0.7% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.   At July 31, 2006 and 2007, the Company’s unencumbered cash was $2,835 and $1,332 respectively.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

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

Financing Arrangements.  The Company finances its loan originations through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In November, 2003, the Company issued $140,000 in Term Notes secured by a discrete pool of receivables.  These notes were subsequently called and redeemed in March, 2005.  In May, 2005, the Company issued $175,000 in Term Notes secured by a discrete pool of receivables.  In January, 2006, the Company issued $189,000 in Term Notes secured by a discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings including the effect of program fees and dealer fees was 5.1% and 5.6% for the periods ended July 31, 2006 and 2007, respectively.

Warehouse Facilities as of July 31, 2007

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At July 31, 2007
FIARC	$300,000	$271,347	Commercial paper rate plus .3%	.25% of Unused Facility	None	5.35%
FIRC	$50,000	$28,835	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.82%

Warehouse Facilities – Credit Enhancement as of July 31, 2007

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

Aggregate premiums paid for ALPI coverage alone during the three months ended July 31, 2006 and 2007 were $1,315 and $338 respectively, and accounted for 1.7% and 0.7% of the aggregate principal balance of the receivables originated during such respective periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses.  As of July 31, 2007, the Insurance Subsidiary had capital and surplus of $2,656 and unencumbered cash reserves of $1,193 in addition to the $3,385 trust account.

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

On February 15, 2006, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until February 13, 2007.  On February 14, 2007, the FIRC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2007 and July 31, 2007, there was $36,805 and $28,835, respectively, outstanding.

On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  On February 14, 2007, the maturity date of the FIARC facility was extended to its current maturity date of February 13, 2008.  As of April 30, 2007 and July 31, 2007, there was $246,477 and $271,347, respectively, outstanding.

Management presently intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of July 31, 2007.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$51,415	4.23%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$60,982	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes -  On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 Notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2007 and July 31, 2007, the outstanding principal balances on the 2005-A Term notes were $59,685 and $51,415, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006.  The final maturities of the Class A-2, Class A-3, and Class A-4 Term Notes are March 16, 2009, February 15, 2011, and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2007 and July 31, 2007, the outstanding principal balances on the 2006-A Class A term notes were $110,302 and $97,042, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On October 26, 2004, the Working Capital Facility was extended until October 10, 2005, increasing the commitment amount from $9,000 to $13,500.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007.  The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%.  On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500.  On February 14, 2007, the working capital facility was extended to its current maturity date of February 13, 2008, under similar terms and conditions.  As of April 30, 2007 and July 31, 2007, there was $22,753 and $23,523, respectively, outstanding under this facility.

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

Related Party Loans.  On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under this facility as of April 30, 2007 and July 31, 2007, respectively.  For the three months ended July 31, 2006 and July 31, 2007, the Company recorded interest expense under these facilities of $63.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at July 31, 2007.

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

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $2,903 as of July 31, 2007, and $2,934 as of April 30, 2007, as a percentage of Receivables Held for Investment of $453,588 as of July 31, 2007, and $458,586 as of April 30, 2007, was 0.6%.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $2,518 and $3,188 have been recorded for the three months ended July 31, 2006 and July 31, 2007, respectively.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over its last two fiscal years (in thousands):

	For the three months ended July 31,
	2006		2007
	Number		Number
	of Loans	Amount	of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	77	$839	125	$1,390
60 - 89 days	36	374	53	633
90 days or more	17	193	68	766
Total delinquencies	130	$1,406	246	$2,789
Total delinquencies as a percentage of outstanding receivables	0.5%	0.3%	0.9%	0.6%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		2.2%		2.8%

(1)                                  Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

(2)           The percentages have been annualized and are not necessarily indicative of the results for a full year.

The higher annualized charge-off rate results from an increase in repossessions and lower recovery rates on the repossessed vehicles.

As of July 31, 2007, there were 254 accounts totaling $3,197 that were in bankruptcy status and were more than 30 days past due.  As of July 31, 2006, there were 156 accounts totaling $2,001 that were in bankruptcy status and were more than 30 days past due.  As of July 31, 2006 and 2007, 86% and 89%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

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

The Company’s operating revenues are derived almost entirely from the collection of interest on the receivables it retains and its primary expense is the interest that it pays on borrowings incurred to originate and retain such receivables. The Company’s credit facilities bear interest at floating rates which are reset on a short-term basis, whereas its receivables bear interest at fixed rates which do not generally vary with changes in interest rates. The Company is therefore exposed primarily to market risks associated with movements in interest rates on its credit facilities. The Company believes that it takes the necessary steps to appropriately reduce the potential impact of interest rate increases on the Company’s financial position and operating performance.

The Company relies almost exclusively on revolving credit facilities to fund its origination of receivables. Periodically, the Company will transfer receivables from a revolving to a term credit facility. Currently all of the Company’s credit facilities in bear interest at floating rates tied to either a commercial paper index or LIBOR.

As of July 31, 2007, the Company had $323,705 of floating rate secured debt outstanding under the FIRC warehouse and working capital facilities.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $2,056 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of July 31, 2006, the Company had $142,541 of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $941 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

In addition to an increase in commercial paper rates or LIBOR, the Company’s interest expense will also be negatively impacted by increasing credit spreads, which in the case of the FIARC facility are passed through to the Company.  This increase in credit spreads is reflected in the difference between the LIBOR rate and the rate at which the asset-backed commercial paper conduit facility utilized by the Company issue commercial paper.

Recently, credit spreads in the asset-backed commercial paper market and in the asset-backed term market have increased significantly as a result of deteriorating market liquidity and a risk aversion attributable to conditions in the subprime mortgage industry which appear to have spread to the debt market in general.  While the Company’s credit facilities do not expire until February 2008 and while the Company had approximately $55 million in unused capacity as of July 31, 2007, further deterioration in the commercial paper market and the asset-backed term note market will negatively impact interest expense and may limit the Company’s ability to achieve significant growth in its receivables portfolio.

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

ITEM 4.     CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1            Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2            Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2            Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Filed with this 10-Q

(b)         Reports on Form 8-K

Form 8-K filed July 12, 2007, press release announcing fiscal year end April 30, 2007 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date:	September 13, 2007	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date:	September 13, 2007	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer