Form 10-Q
period 2007-10-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2007-12-12
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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
Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding At
Class	December 6, 2007
Common Stock-$.001 Par Value	4,477,694

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

OCTOBER 31, 2007

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — APRIL 30, 2007 AND OCTOBER 31, 2007
(In thousands, except par value)

	April 30, 2007	October 31, 2007
		(Unaudited)
ASSETS
Receivables Held for Investment, net	$468,022	$478,174
Cash and Short-Term Investments	1,669	1,608
Restricted Cash	33,473	34,223
Accrued Interest Receivable	3,781	3,956
Assets Held for Sale	1,200	1,357
Other Assets:
Equity investments	1,133	1,364
Income taxes	12	390
Funds held under reinsurance agreement	3,355	4,501
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $3,788 and $4,521	3,736	4,124
Total assets	$516,381	$529,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$283,282	$331,862
Term notes	169,987	129,420
Working capital facility	22,753	21,523
Senior subordinated debt	—	5,000
Related party note	2,500	2,500
Other Liabilities:
Accounts payable and accrued liabilities	5,377	6,247
Deferred income taxes payable	733	900
Total liabilities	484,632	497,452

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000 shares authorized, 5,650 issued and 4,478 outstanding at April 30, 2007, and October 31, 2007	6	6
Additional paid-in capital	19,374	19,574
Retained earnings	16,836	17,132
Less, treasury stock, at cost, 1,172 shares	(4,467)	(4,467)
Total shareholders’ equity	31,749	32,245
Total liabilities and shareholders’ equity	$516,381	$529,697

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

For the Three and Six Months Ended October 31, 2006 and 2007

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2006	2007	2006	2007

Interest Income	$13,374	$14,337	$25,705	$28,697
Interest Expense	5,813	6,865	11,020	13,545
Net interest income	7,561	7,472	14,685	15,152
Provision for Credit Losses	2,677	3,999	5,195	7,187
Net Interest Income After Provision for Credit Losses	4,884	3,473	9,490	7,965
Other Income:
Servicing revenue	312	388	676	666
Other finance charges and fees	825	1,008	1,560	1,914
Insurance products	268	309	481	610
Income from investment	188	97	255	224
Other interest income	454	434	860	864
Total other income	2,047	2,236	3,832	4,278
Operating Expenses:
Salaries and benefits	2,841	2,491	5,565	5,309
Operating expense	1,654	1,383	2,633	3,043
General and administrative	954	941	1,998	1,836
Other interest expense	452	679	874	1,268
Total operating expenses	5,901	5,494	11,070	11,456
Income Before Provision for Income Taxes	1,030	215	2,252	787
(Benefit) Provision for Income Taxes:
Current	(88)	63	444	120
Deferred	(177)	15	(223)	167
Total (benefit) provision for income taxes	(265)	78	221	287
Net Earnings	$1,295	$137	$2,031	$500

Basic Net Earnings per Common Share	$0.29	$0.03	$0.45	$0.11
Diluted Net Earnings per Common Share	$0.27	$0.03	$0.42	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended October 31, 2007

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock, at
	Shares	Amount	Capital	Earnings	cost	Total
Balance at April 30, 2007	5,649,670	$6	$19,374	$16,836	$(4,467)	$31,749
Cumulative effect of adoption of FIN 48	—	—	—	(204)	—	(204)
Net earnings	—	—	—	500	—	500
Stock compensation expense	—	—	200	—	—	200

Balance at October 31, 2007	5,649,670	$6	$19,574	$17,132	$(4,467)	$32,245

The accompanying notes are an integral part of this consolidated financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended October 31, 2006 and 2007

(In thousands)

(Unaudited)

	2006	2007

Cash Flows From Operating Activities:
Net earnings	$2,031	$500
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities —
Depreciation and amortization expense	3,345	3,356
Provision for credit losses	5,195	7,187
Reversal of uncertain tax provision	(669)	—
Excess tax benefits from share-based payment arrangements	(23)	—
Share-based payment arrangements	142	200
(Increase) decrease in:
Accrued interest receivable	(466)	(175)
Restricted cash	(10,145)	(749)
Deferred financing costs and other assets	(85)	(583)
Funds held under reinsurance agreement	268	(1,147)
Current income tax receivable	—	107
Increase (decrease) in:
Accounts payable and accrued liabilities	(2,019)	181
Deferred income taxes payable	(223)	167
Income taxes	(123)	—
Net cash (used in) provided by operating activities	(2,772)	9,044
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(152,208)	(115,346)
Payments received from Investment	188	576
Contributions to Investment	(251)	(807)
Principal payments from Receivables Held for Investment	79,553	89,632
Payments received on Assets Held for Sale	4,221	5,613
Purchase of furniture and equipment	(371)	(556)
Net cash used in investing activities	(68,868)	(20,888)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	315,729	203,522
Working capital facility	5,049	3,270
Senior subordinated debt	—	5,000
Principal payments made on—
Warehouse credit facilities	(178,221)	(154,942)
Term notes	(71,251)	(40,567)
Working capital facility	—	(4,500)
Proceeds from the issuance of common stock	107	—
Excess tax benefits from share-based payment arrangements	23	—
Net cash provided by financing activities	71,436	11,783
Increase/(Decrease) in Cash and Short-Term Investments	(204)	(61)
Cash and Short-Term Investments at Beginning of Period	3,380	1,669
Cash and Short-Term Investments at End of Period	$3,176	$1,608
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$9,832	$12,900
Income taxes	1,236	14

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

October 31, 2007

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of October 31, 2007, approximately 33% and 13% of receivables held for investment had been originated in Texas and Georgia, respectively. The Company currently operates in 28 states.

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

In total, at October 31, 2007, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $612,539.

2.                Interim Financial Information

Basis of Presentation. The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R. As of October 31, 2007, the Company does not have any variable interest entities under FIN 46 as amended by Interpretation 46R.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of October 31, 2007, and the results of its operations for the three and six months ended October 31, 2006 and 2007, and its cash flows for the six months ended October 31, 2006 and 2007.

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

The Company applies a systematic methodology in order to determine the amount of the allowance for credit losses. The specific methodology is a six-month migration analysis whereby the Company compares the aging status of each loan on a date which is six months prior to the reporting date, to the aging status of each loan as of the reporting date. These factors are then applied to the aging status of each loan at the reporting date in order to calculate the number of loans that are expected to migrate to impaired status. The estimated number of impairments is then multiplied by the estimated loss per loan, which is based on historical information. The Company utilizes its most recent recovery rates in order to assess fair value of these loans. For loans that are not classified into these categories, the historical migration pattern is utilized in order to establish the estimated impairment. The allowance for credit losses is based on estimates and qualitative evaluations. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments, either positive or negative, become necessary, they are reported in earnings in the period they become known.

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

Software. The Company accounts for internally developed software costs under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires the Company to capitalize certain costs related to the development, testing, coding, and installation of internally developed or purchased software.

3.     Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles. Net receivable balances consisted of the following at April 30, 2007 and October 31, 2007:

	April 30, 2007	October 31, 2007
Receivables held for investment	$458,586	$468,557
Unamortized premium, net (1)	4,118	4,337
Deferred acquisition costs, net	8,252	8,343
Allowance for credit losses	(2,934)	(3,063)
Receivables held for investment, net	$468,022	$478,174

(1) Includes premium less discounts paid to dealers.

The accrual of interest has been suspended on $1,923 and $2,989 of delinquent receivables as of April 30, 2007 and October 31, 2007, respectively.

Activity in the allowance for credit losses for the periods ended October 31, 2006 and 2007 was as follows:

	For the Six Months Ended October 31,
	2006	2007
Balance, beginning of period	$2,332	$2,934
Provision for credit losses	5,195	7,187
Charge-offs, net of recoveries	(4,799)	(7,058)
Balance, end of period	$2,728	$3,063

4.     Debt

The Company finances its loan originations through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In May, 2005, the Company issued $175,000 in Term Notes secured by a discrete pool of receivables, and January, 2006, the Company issued $189,000 in Term Notes secured by another discrete pool of receivables. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings, including the effect of program fees and dealer fees, was 5.2% and 5.6% for the periods ended October 31, 2006 and 2007, respectively.

Warehouse Facilities as of October 31, 2007

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At October 31, 2007
FIARC	$300,000	$281,804	Commercial paper rate plus .3%	.25% of Unused Facility	None	5.3%
FIRC	$65,000	$50,058	Option of a (Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.4%

Warehouse Facilities – Credit Enhancement as of October 31, 2007

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

Aggregate premiums paid for ALPI coverage alone were $536 and $1,194 during the three months ended, and $2,883 and $1,532 for six months ended, October 31, 2006 and 2007, respectively, and accounted for 0.8% and 1.8% during the three months ended, and 1.1% and 1.4% for the six months ended, October 31, 2006 and 2007, respectively, of the principal amount of the receivables originated during such respective periods.

In April 1994, the Company organized First Investors Insurance Company (“Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by National Union, the risk is automatically reinsured to its full extent, and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of October 31, 2007, the Insurance Subsidiary had capital and surplus of $2,929 and unencumbered cash reserves of $868 in addition to the $3,680 trust account.

The ALPI coverage as well as the Insurance Subsidiary’s liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Subsidiary’s liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The Company believes the losses its Insurance Subsidiary may be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Subsidiary.

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

On February 15, 2006, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until February 13, 2007. On February 14, 2007, the FIRC facility was extended to its current maturity date of February 13, 2008. On September 12, 2007, the FIRC facility’s commitment level was increased to $65,000. As of April 30, 2007 and October 31, 2007, there was $36,805 and $50,058, respectively, outstanding.

On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007. In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps. As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated. In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%. On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume. On February 14, 2007, the maturity date of the FIARC facility was extended to its current maturity date of February 13, 2008. As of April 30, 2007 and October 31, 2007, there was $246,477 and $281,804, respectively, outstanding.

Management intends to seek further extensions to these warehouse facilities prior to the current expiration dates. Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of October 31, 2007.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$44,223	4.23%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$49,137	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes. In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged. The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 Notes were paid off during the fiscal year ended April 30, 2006. The final maturity of the Class A-2 Term Notes is July 16, 2012. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool. As of April 30, 2007 and October 31, 2007, the outstanding principal balances on the 2005-A Term notes were $59,685 and $44,223, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes. In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged. The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006, and the Class A-2 notes were paid off during the quarter ended April 30, 2007. The final maturities of the Class A-3 and Class A-4 Term Notes are February 15, 2011 and April 15, 2013, respectively. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool. As of April 30, 2007 and October 31, 2007, the outstanding principal balances on the 2006-A Class A term notes were $110,302 and $85,197, respectively.

Working Capital Facility. The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities. The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%. In addition, a commitment fee of 1.5% is paid on the total amount of this facility. On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007. The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%. On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500. On February 14, 2007, the working capital facility was extended to its current maturity date of February 13, 2008, under similar terms and conditions. As of April 30, 2007 and October 31, 2007, there was $22,753 and $21,523, respectively, outstanding under this facility. The Company has capitalized $6 of interest expense for the three and six months ended October 31, 2007, related to certain software costs.

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

Senior Subordinated Debt. On September 12, 2007, the Company issued $5 million in 12.75% senior subordinated notes due on September 11, 2017. The notes were placed by the Company in a privately negotiated transaction and were purchased by an unaffiliated institutional investor. Proceeds from the note issue were used for working capital and general corporate purposes. As of October 31, 2007, there was $5,000 outstanding under this facility.

Related Party Loans. On December 3, 2001, the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500. On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10% per annum. The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. There was $2,500 outstanding under this facility as of April 30, 2007 and October 31, 2007, respectively. For the three and six months ended October 31, 2006 and October 31, 2007, the Company recorded interest expense under these facilities of $63 and $126, respectively.

Loan Covenants. The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at October 31, 2007.

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

5.     Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and six months ended October 31, 2006 and 2007, are as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2006	2007	2006	2007
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	4,474	4,478	4,466	4,478
Effect of dilutive stock options and warrants	333	287	331	295
Weighted average shares outstanding for diluted earnings per share	4,807	4,765	4,797	4,773

For the three and six months ended October 31, 2006 and 2007, the Company had 258 and 487 respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18. In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio. The Company recognized servicing revenue of $83 and $41 for the three months ended, and $178 and $90 for the six months ended, October 31, 2006 and 2007, respectively, interest income of $3 and $0 for the three months ended, and $9 and $0 for the six months ended, October 31, 2006 and 2007, respectively, and equity in earnings in FARC of $319 and $75 for the three months ended, and $386 and $203 for the six months ended, October 31, 2006 and 2007, respectively. As of October 31, 2007 the equity investment in FARC of $1,233 is included in Equity investments on the balance sheet.

7.     New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. This statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under this statement, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, cash flows, and results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

8.     Shareholders’ Equity

Preferred Stock. The Company has authorized 10,000 shares of preferred stock with a $1.00 par value. As of October 31, 2007, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options. The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2007 and October 31, 2007, a total of 361 options had been issued, and 295 and 247, respectively, options remained outstanding. This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan). The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200 shares of common stock, subject to adjustment in the event of certain changes in capitalization. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options. The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2007 and October 31, 2007, a total of 197 and 285, respectively, options had been issued and remained outstanding.

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

Non-Employee Director Stock Option Plan. In September 2002, the Non-Employee Director Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors. This plan was subsequently amended in July 2006 to increase the number of options available for issuance to 900. The Board of Directors administers the plan and the options will not be qualified as incentive stock options. The duration of an option may not exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. Option types will be automatic and discretionary. Automatic grants of 28 shares for each non-employee director, or 140 shares total, were approved in July 2006. Subsequent automatic grants of an option to purchase 28 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2007. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board. No discretionary grants have been awarded. As of April 30, 2007 and October 31, 2007, a total of 630 and 770, respectively, options had been issued under the plan, and 570 and 710, respectively, remained outstanding, leaving a remaining 270 and 130, respectively, available for issuance. In addition to the options granted above, there were an additional 20 options granted to a director in 1995, before the adoption of the Non-Employee Director Stock Option Plan. All options issued under this plan were issued with an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

The Company utilizes the Black-Scholes-Merton model for calculating the fair value of stock options, which is an acceptable valuation approach under SFAS No. 123(R).

The following table summarizes the option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods below that remain outstanding as of October 31, 2007:

	For the Six Months Ended October 31,
	2006	2007
Dividend yield	—	—
Expected volatility	26.44%	25.27%
Risk-free interest rate	5.02%	5.03%
Estimated life (in years)	6	6
Weighted average fair-value of options granted	$3.06	$2.62

Cash received from option exercises under all share based payment arrangements for the six months ended October 31, 2006 and 2007 was $107 and $0, respectively. The estimated tax benefit expected to be realized for the six months ended October 31, 2006 and 2007 is $23 and $0, respectively.

The Company issued 228 options with an expected life time compensation cost of $546 during the six months ended October 31, 2007.

As of October 31, 2007, there was $1,041 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the six months ended October 31, 2006 and 2007 was $204 and $357, respectively.

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

9.     Income Taxes

As of May 1, 2007, the Company adopted FIN 48. In connection with this adoption, the Company recorded an uncertain tax benefit of $689 and an opening balance adjustment to retained earnings of $204 of which $29 would affect the effective rate. Additionally the Company recorded $14 and $28 of interest expense for the three and six months ended October 31, 2007, which is included in other interest expense on the Consolidated Statement of Earnings and penalties of $8 and $15 for the three and six months ended October 31, 2007, which is included in general and administrative expense on the Consolidated Statement of Earnings.  The amount of unrecognized tax benefits did not materially change as of October 31, 2007. The Company anticipates recognizing a $431 gain in the next 12 months due to the expiration of certain examination periods.

The Company files a consolidated federal income tax return in the United States Federal jurisdiction and various combined and separate filings in several state and local jurisdictions.  With limited exceptions, the Company is no longer subject to U.S. Federal, state and local, income tax examinations by tax authorities for years before 2002.

The Company’s continuing practice is to recognize estimated interest as a component of other interest expense and penalties as a component of general and administrative expense in the Consolidated Statement of Earnings.  As of May 1, 2007, the Company had accrued interest and penalties associated with unrecognized tax benefits of $175.

The Company has recorded income tax expense as a percentage of income before taxes for the three and six months ended:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2006	2007	2006	2007
Income tax - statutory rate	35.0%	34.0%	35.0%	34.0%
State income tax, net of federal benefit	3.7%	2.0%	3.9%	2.0%
Reversal of uncertain tax position	(65.0)%	—	(29.7)%	—
Non-deductible expenses	0.6%	0.5%	0.6%	0.5%
Effective income tax rate	(25.7)%	36.5%	9.8%	36.5%

10.       Correction of an Error

During the Company’s review process related to the purchase and implementation of its new origination software system, management identified certain costs related to the three months ended July 31, 2007, that were not capitalized in accordance with our accounting policy, which is consistent with SOP 98-1. The Company has determined that these costs are immaterial to the results of operation for the full year, and therefore the incorrectly expensed costs were reversed and capitalized during the three months ended October 31, 2007.

Had the corrections been made in the first quarter, the effect on previously issued financial statements for the three months ended July 31, 2007 would have been as follows:

Financial Statement Line	As Reported	Correction of Error	As Corrected

Salaries and benefits	$2,818	$(99)	$2,719

General and Administrative	888	(5)	883

Other interest expense	596	(4)	592

Earnings before taxes	572	(108)	464

Provision for income taxes - current	57	39	96

Net earnings	$363	$(69)	$432

Basic net earnings per common share	$0.08	$0.02	$0.10

Diluted net earnings per common share	$0.08	$0.01	$0.09

11.  Subsequent Event

Effective December 10, 2007, the Company increased the limit on its FIARC facility from $300,000 to $350,000, and increased the facility fee from 0.5% to 1.0% for the additional $50,000. The facility fee on the original $300,000 remained at 0.5%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Software. The Company accounts for internally developed software costs under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires the Company to capitalize certain costs related to the development, testing, coding, and installation of internally developed or purchased software.

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the Periods Ended October 31,
	2006	2007
Receivables Held for Investment:
Number	25,879	28,382
Principal balance	$428,416	$468,557
Average principal balance of receivables outstanding during the six-month period	$402,098	$457,781
Average principal balance of receivables outstanding during the three-month period	$417,196	$458,254
Other Servicing:
Number	8,127	17,769
Principal balance	$73,499	$143,982
Total Managed Receivables Portfolio:
Number	34,006	46,151
Principal balance	$501,915	$612,539
Average principal balance of receivables outstanding during the six-month period	$490,954	$568,150
Average principal balance of receivables outstanding during the three-month period	$497,972	$617,002

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	12.8%	12.5%	12.8%	12.5%
Average cost of debt (2)	5.6%	6.1%	5.5%	6.0%
Net interest spread (3)	7.2%	6.4%	7.3%	6.5%
Net interest margin (4)	7.3%	6.5%	7.3%	6.6%

(1)                                  Represents interest income as a percentage of average Receivables Held for Investment outstanding.

(2)                                  Represents interest expense (including all fees and amortized costs) as a percentage of average debt outstanding.

(3)                                  Represents yield on Receivables Held for Investment less average cost of debt.

(4)                                  Represents net interest income as a percentage of average Receivables Held for Investment outstanding.

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to finance the receivables. Net interest income was $7,472 and $15,152 for the three and six months ended October 31, 2007, respectively, a decrease of 1.2% and an increase of 3.2% when compared to amounts reported for the three and six months ended October 31, 2006, respectively.

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

	Three Months Ended October 31, 2006 to 2007			Six Months Ended October 31, 2006 to 2007
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net	Average Principal Amount	Average Rate	Total Net

Receivables Held for Investment:
Interest income	$1,316	$(353)	$963	$3,560	$(568)	$2,992
Interest expense	481	571	1,052	1,384	1,141	2,525
Net interest income	$835	$(924)	$(89)	$2,176	$(1,709)	$467

Results of Operations

Three and Six Months Ended October 31, 2006 and 2007

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

Executive Summary. Net earnings for the three and six months ended October 31, 2006 was $1,295 and $2,031 compared to $137 and $500 for year the three and six months ended October 31, 2007. Basic earnings per common share was $0.29 and $0.45 for the three and six months ended October 31, 2006 compared to $0.03 and $0.11 for the three and six months ended October 31, 2007. Diluted earnings per common share was $0.27 and $0.42 for the three and six months ended October 31, 2006 compared to $0.03 and $0.10 for the three and six months ended October 31, 2007. The decrease in net earnings for the three and six months ended October 31, 2006 compared to October 31, 2007 is due to several factors including (i) a $1,052 and $2,525 increase in interest expense for the three and six months ended October 31, 2007 due to an 8% and 13% increase in the average debt outstanding for the three and six months ended October 31, 2007 and a 50 basis point increase in the average interest rate (ii) a $1,322 and $1,992 for the three and six months ended October 31, 2007 and 2006 increase in provision for credit losses primarily associated with an increase in the allowance for loan losses, due in part to growth in the portfolio of receivables held for investment, and (iii) a $227 and $394 increase in other interest expense for the three and six months ended October 31, 2007, due to an increase in the average balance of the Company’s working capital line of credit, the issuance of the senior subordinated debt, and an increase in the cost of debt. These are partially offset by (i) a $963 and $2,992 increase in interest income for the three and six months ended October 31, 2007 due to a 10% and 14% increase in the average balance of receivables held for investment for the three and six months ended October 31, 2007, (ii) an increase in other finance charges and fees due to an 10% and 14% increase in the average balance of receivables held for investment, (iii) an increase in income from insurance products due to higher penetration rates, and (iv) a decrease in general and administrative expenses due to a decrease in operating lease expenses.

Interest Income. Interest income for the three and six months ended October 31, 2007 increased to $14,337 and $28,697 compared to $13,374 and $25,705 for the three and six months ended October 31, 2006.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs. Interest income on Receivables Held for Investment increased 7% and 12% for the three and six months ended October 31, 2007 compared to the three and six months ended October 31, 2006. The increase in interest income for the three and six months ended October 31, 2007 is primarily due to a 10% and 14% increase in the average portfolio outstanding for the three and six months ended October 31, 2007 compared to the period ended October 31, 2006, partially offset by a 31 and 25 basis point decrease in the average interest rate.

Interest Expense. Interest expense for the three and six months ended October 31, 2007 increased to $6,865 and $13,545 compared to $5,813 and $11,020 for the three and six months ended October 31, 2006. The increase in interest expense is primarily due to (i) a $34,568 or 8% increase in the average debt outstanding for the three months ended and a $50,546 or 13% increase in the average debt outstanding for the six months ended October 31, 2007, compared to the three and six months ended October 31, 2006 as a result of a 10% and 14% increase in the average portfolio of Receivables Held for Investment for the three and six months ended October 31, 2007, and (ii) a 50 basis point increase in interest rates for the three and six months ended October 31, 2007 as a result of market rate increases.

Provision for Credit Losses. The provision for credit losses for the three and six months ended October 31, 2007 increased to $3,999 and $7,187 as compared to $2,677 and $5,195 for the three and six months ended October 31, 2006. The increase in provision for credit losses is primarily due an increase in the allowance for loan losses, due in part to growth in the portfolio of receivables held for investment. Provision for credit losses as a percentage of average receivables held for investment on an annual basis increased to 3.5% and 3.1% for the three and six months ended October 31, 2007 as compared to 2.6% for the three and six months ended October 31, 2006.

Net charge-offs for the three and six months ended October 31, 2007 increased to $3,838 and $7,057 compared to $2,644 and $4,799 for the three and six months ended October 31, 2006. The increase in net charge-offs for the three months ended October 31, 2007 is due to (i) a 10% and 14% increase in the average portfolio outstanding for the three and six months ended October 31, 2007, compared to the three and six months ended October 31, 2006, (ii) an increase in loss frequency and severity from repossessions, and (iii) an increase in loss frequency and severity from non-repossession losses. This is partially offset by an increase in recoveries from defaulted loans. The allowance for loan loss as a percentage of the portfolio of receivables held for investment remained constant at 0.6% as of April 30, 2007 and October 31, 2007.

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

Servicing Revenue. On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC. FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200,000 of installment loan receivables. On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276,000 of installment loan receivables for unrelated third parties. On May 30, 2007, the Company entered into a servicing agreement with an unrelated third party to service an approximately $154,211 portfolio of installment loan receivables. The servicing of these receivables began on July 1, 2007. Servicing revenue increased to $388 for the three months ended October 31, 2007 compared to $312 for three months ended October 31, 2006. The increase in servicing revenue for the three months ended October 31, 2007 is due to the servicing of new third party receivables. This is partially offset by the liquidation of serviced receivables during the quarter. Servicing revenue decreased to $666 for the six months ended October 31, 2007 compared to $676 for the six months ended October 31, 2006. The decrease in servicing revenue for the six months ended October 31, 2007 is due to the liquidation of serviced receivables during the six months ended October 31, 2007. This is partially offset by the servicing of new third party receivables. Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Finance Charges and Fees. Other finance charges and fees increased to $1,008 and $1,914 for the three and six months ended October 31, 2007, compared to $825 and $1,560 for the three and six months ended October 31, 2006. The increase is attributable to (i) increased assessment and collection of fees due to a 10% and 14% increase in the average portfolio of Receivables Held for Investment for the three and six months ended October 31, 2007 and (ii) increased delinquencies for the three and six months ended October 31, 2007, resulting in increased fees. Income derived from late fees and collection activities is recognized when received, and therefore can be volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors. Late and loan related fees are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business.

Insurance Products. Insurance Products revenue increased to $309 and $610 for the three and six months ended October 31, 2007, compared to $268 and $481 for the three and six months ended October 31, 2006. The increase is attributable to (i) increased penetration rates and (ii) higher gross margins. This is partially offset by a decrease in originations. Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance products.

Income from Investments. Income from investments decreased to $97 and $224 for the three and six months ended October 31, 2007, compared to $188 and $255 for the three and six months ended July 31, 2006. The decrease is primarily due to the liquidation of the FARC portfolio.

Salaries and Benefits. Salaries and benefits decreased to $2,491 and $5,309 for the three and six months ended October 31, 2007, compared to $2,841 and $5,565 for the three and six months ended October 31, 2006. The decrease is attributable to (i) decreased bonus expense due to a decrease in earnings and (ii) the capitalization of payroll costs related to the ongoing implementation of a new loan origination system.

Operating Expenses. Operating expenses decreased to $1,383 for the three months ended October 31, 2007, compared to $1,654 for the three months ended October 31, 2006. Expenses characterized as operating expenses are generally variable in nature and are typically dependent on a number of factors including origination volume, the outstanding balance of the managed portfolio, credit quality and operating efficiency levels. The decrease was primarily due to (i) an increase in the amount per loan the Company was able to capitalize as deferred acquisition costs, (ii) a decrease in costs related to the Company’s direct business due to increased efficiencies, and (iii) lower credit bureau fees primarily due to improved efficiencies in the way potential customers are sourced in connection with the Company’s direct lending business. This was partially offset by (i) an increase in outsourced collections due to an increase in rates and the addition of a new portfolio of loans in May, 2007, and (ii) an increase in postage and printing expense associated with the Company’s direct originations. Operating expenses increased to $3,043 for the six months ended October 31, 2007, compared to $2,633 for the six months ended October 31, 2006. The increase was primarily due to (i) an increase in postage and printing expense associated with the Company’s direct originations, (ii) an increase in outsourced collections due to an increase in rates and the addition of a new portfolio of loans in May, 2007, (iii) increased activity fees in the Company’s loan origination system due to a change in systems and (iv) a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs. These were partially offset by lower credit bureau fees primarily due to improved efficiencies in the way potential customers are sourced in connection with the Company’s direct lending business.

General and Administrative. General and administrative expenses decreased to $1,836 for the six months ended October 31, 2007, compared to $1,998 for the six months ended October 31, 2006. The decrease is attributable to decreased operating lease expense due to the expiration of certain equipment operating leases. General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense increased to $679 and $1,268 for the three and six months ended October 31, 2007, compared to $452 and $874 for the three and six months ended October 31, 2006. The increase was due to (i) a 7% and 18% increase in the average outstanding borrowings on the Company’s working capital line for the three and six months ended October 31, 2007 (ii) the issuance of $5,000 of senior subordinated debt, (iii) an increase in the average cost of debt and (iv) interest accrued pursuant to the adoption of FIN 48.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $70,972 and $149,852 of receivables to be held for investment for the three and six months ended October 31, 2006 compared to $65,602 and $113,377 for the three and six months ended October 31, 2007.

The Company funds loan originations through a combination of two warehouse credit facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, not to exceed $65,000. Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source of up to $300,000. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued term notes. Substantially all of the Company’s receivables are pledged to collateralize these credit facilities and term notes. The Company is obligated to meet certain financial covenants. Noncompliance may significantly affect cash flow.

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $53,027 and $104,792 during the three and six months ended October 31, 2006, and $57,400 and $118,154 during the three and six months ended October 31, 2007. Such cash flow funds were used to repay amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense, and servicing and custodial fees. During the three months ended October 31, 2006 and 2007, the Company required net cash of $17,949 and $8,202, as the receivables originated exceeded portfolio collections. During the six months ended October 31, 2006, the Company required net cash of $45,060, as the receivables originated exceeded portfolio collections. During the six months ended October 31, 2007, the Company received net cash of $4,777 as portfolio collections exceeded receivables originated. The Company relies on borrowed funds to provide cash flow in periods of growth. As of October 31, 2007, the Company had $33,138 of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the servicing portfolios. Servicing fees range from 0.7% to 2.5% of the outstanding principal balance of the loans in the portfolio. Cash flow and servicing fees are received after month end, but relate to the prior month activity. Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations. At October 31, 2006 and 2007, the Company’s unencumbered cash was $3,176 and $1,608 respectively. Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

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

Financing Arrangements. The Company finances its loan originations through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually. Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so. In May, 2005, the Company issued $175,000 in Term Notes secured by a discrete pool of receivables, and January, 2006, the Company issued $189,000 in Term Notes secured by another discrete pool of receivables. Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings, including the effect of program fees and dealer fees, was 5.2% and 5.8% for the periods ended October 31, 2006 and 2007, respectively.

Warehouse Facilities as of October 31, 2007

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At October 31, 2007
FIARC	$300,000	$281,804	Commercial paper rate plus .3%	.25% of Unused Facility	None	5.3%
FIRC	$65,000	$50,058	Option of a Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	5.4%

Warehouse Facilities – Credit Enhancement as of October 31, 2007

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

Aggregate premiums paid for ALPI coverage alone were $536 and $1,194 during the three months ended, and $2,883 and $1,532 for six months ended, October 31, 2006 and 2007, respectively, and accounted for 0.8% and 1.8% during the three months ended, and 1.1% and 1.4% for the six months ended, October 31, 2006 and 2007, respectively, of the principal amount of the receivables originated during such respective periods.

In April 1994, the Company organized First Investors Insurance Company (“Insurance Subsidiary”) under the captive insurance company laws of the State of Vermont. The Insurance Subsidiary is an indirect wholly-owned subsidiary of the Company and is a party to a reinsurance agreement whereby the Insurance Subsidiary reinsures 100 percent of the risk under the Company’s ALPI insurance policy. At the time each receivable is insured by

National Union, the risk is automatically reinsured to its full extent, and approximately 96% of the premium paid by the Company to National Union with respect to such receivable is ceded to the Insurance Subsidiary. When a loss covered by the ALPI policy occurs, National Union pays it after the claim is processed, and National Union is then reimbursed in full by the Insurance Subsidiary. In addition to the monthly premiums and liquidity reserves of the Insurance Subsidiary, a trust account is maintained by National Union to secure the Insurance Subsidiary’s obligations for losses it has reinsured.

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses. As of October 31, 2007, the Insurance Subsidiary had capital and surplus of $2,929 and unencumbered cash reserves of $868 in addition to the $3,680 trust account.

The ALPI coverage as well as the Insurance Subsidiary’s liability under the Reinsurance Agreement, remains in effect for each receivable that is pledged as collateral under the warehouse credit facility. Once receivables are transferred from FIRC to FIARC and financed under the commercial paper facility, ALPI coverage and the Insurance Subsidiary’s liability under the Reinsurance Agreement is cancelled with respect to the transferred receivables. Any unearned premium associated with the transferred receivables is returned to the Company. The Company believes the losses its Insurance Subsidiary may be required to indemnify will be less than the premiums ceded to it. However, there can be no assurance that losses will not exceed the premiums ceded and the capital and surplus of the Insurance Subsidiary.

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

On February 15, 2006, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until February 13, 2007. On February 14, 2007, the FIRC facility was extended to its current maturity date of February 13, 2008. On September 12, 2007, the FIRC facility’s commitment level was increased to $65,000. As of April 30, 2007 and October 31, 2007, there was $36,805 and $50,058, respectively, outstanding.

On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007. In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps. As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated. In exchange, the Company agreed to increase the program fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%. On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume. On February 14, 2007, the maturity date of the FIARC facility was extended to its current maturity date of February 13, 2008. As of April 30, 2007 and October 31, 2007, there was $246,477 and $281,804, respectively, outstanding.

Management intends to seek further extensions to these warehouse facilities prior to the current expiration dates. Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of October 31, 2007.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2005-A Class 2	May 5, 2005	$74,000	February 15, 2011	$44,223	4.23%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$49,137	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2005-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond
2006-A	1.0% of Initial Pool Balance increasing to 2% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes - On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes. In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged. The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 Notes were paid off during the fiscal year ended April 30, 2006. The final maturity of the Class A-2 Term Notes is July 16, 2012. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool. As of April 30, 2007 and October 31, 2007, the outstanding principal balances on the 2005-A Term notes were $59,685 and $44,223, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes. In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1% or $1,519 of the initial receivables pledged. The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006. The final maturities of the Class A-2, Class A-3, and Class A-4 Term Notes are March 16, 2009, February 15, 2011, and April 15, 2013, respectively. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool. As of April 30, 2007 and October 31, 2007, the outstanding principal balances on the 2006-A Class A term notes were $110,302 and $85,197, respectively.

Working Capital Facility. The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities. The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%. In addition, a commitment fee of 1.5% is paid on the total amount of this facility. On August 15, 2005, the Working Capital Facility was extended until February 15, 2006, increasing the commitment amount to $23,500, and was subsequently extended on February 15, 2006 until February 14, 2007. The interest rate remained at LIBOR plus 2.25% and the commitment fee paid on the total available amount of the facility was maintained at 1.5%. On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500. On February 14, 2007, the working capital facility was extended to its current maturity date of February 13, 2008, under similar terms and conditions. As of April 30, 2007 and October 31, 2007, there was $22,753 and $21,523, respectively, outstanding under this facility. The Company has capitalized $6 of interest expense for the three and six months ended October 31, 2007.

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

Senior Subordinated Debt. On September 12, 2007, the Company issued $5 million in 12.75% senior subordinated notes due on September 11, 2017. The notes were placed by the Company in a privately negotiated transaction and were purchased by an unaffiliated institutional investor. Proceeds from the note issue were used for working capital and general corporate purposes. As of October 31, 2007, there was $5,000 outstanding under this facility.

Related Party Loans. On December 3, 2001 the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500. On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10% per annum. The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. There was $2,500 outstanding under this facility as of April 30, 2007 and October 31, 2007, respectively. For the three and six months ended October 31, 2006 and October 31, 2007, the Company recorded interest expense under these facilities of $63 and $126, respectively.

Loan Covenants. The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to any financial and non-financial covenants governing these financing arrangements at October 31, 2007.

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

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $3,063 as of October 31, 2007, and $2,934 as of April 30, 2007, as a percentage of Receivables Held for Investment of $468,557 as of October 31, 2007, and $458,586 as of April 30, 2007, was 0.6%.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables. In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance. Provisions for credit losses of $2,677 and $5,195 for the three and six months ended October 31, 2006 compared to $3,999 and $7,187 for the three and six months ended October 31, 2007 have been recorded.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over the six month periods (in thousands):

	For the Six Months Ended October 31,
	2006		2007
	Number of Loans	Amount	Number of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	109	$1,282	117	$1,564
60 - 89 days	44	385	63	696
90 days or more	40	306	94	889
Total delinquencies	193	$1,973	274	$3,149
Total delinquencies as a percentage of outstanding receivables.	0.8%	0.5%	1.0%	0.7%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		2.4%		3.1%

(1)Delinquent amounts outstanding do not include loans in bankruptcy status since collection activity is limited and highly regulated for bankrupt accounts.

(2)The percentages have been annualized and are not necessarily indicative of the results for a full year.

The higher annualized charge-off rate results from an increase in repossessions and lower recovery rates on the repossessed vehicles.

As of October 31, 2007, there were 264 accounts totaling $3,246 that were in bankruptcy status and were more than 30 days past due. As of October 31, 2006, there were 182 accounts totaling $2,522 that were in bankruptcy status and were more than 30 days past due. As of October 31, 2006 and 2007, 86% and 88%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. This statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under this statement, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, cash flows, and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15,

2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

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

As of October 31, 2007, the Company had $353,385 of floating rate secured debt outstanding under the FIRC and FIARC warehouse and working capital facilities. For every 1% increase in LIBOR, annual after-tax earnings would decrease by approximately $2,244 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates. As of October 31, 2006, the Company had $206,090 of floating rate secured debt outstanding net of swap and cap agreements. For every 1% increase in commercial paper rates or LIBOR, annual after-tax earnings would decrease by approximately $1,309 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

In addition to an increase in commercial paper rates or LIBOR, the Company’s interest expense will also be negatively impacted by increasing credit spreads, which in the case of the FIARC facility are passed through to the Company. This increase in credit spreads is reflected in the difference between the LIBOR rate and the rate at which the asset-backed commercial paper conduit facility utilized by the Company issues commercial paper. Recently, credit spreads in the asset-backed commercial paper market and in the asset-backed term market have increased significantly as a result of deteriorating market liquidity and a risk aversion attributable to conditions in the subprime mortgage industry which appear to have spread to the debt market in general. While the Company’s credit facilities do not expire until February 2008 and while the Company had approximately $33,138 in unused capacity as of October 31, 2007, further deterioration in the commercial paper market and the asset-backed term note market will negatively impact interest expense and may limit the Company’s ability to achieve significant growth in its receivables portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Additional controls over financial reporting have been implemented to address the error that was noted during the six months ended October 31, 2007.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.139 (y)       Note Purchase Agreement dated September 12, 2007, between First Investors Financial Services Group, Inc. and Wachovia Bank, National Association.

10.140 (y)       Subsidiary Guarantee Agreement dated September 12, 2007, between First Investors Financial Services, Inc., Farragut Financial Corporation, First Investors Servicing Corp, and First Investors Financial Services Group, Inc.

10.141 (y)       Amendment No 13 to Second Amendment and Restated Agreement dated September 12, 2007, between F.I.R.C., Inc., Wachovia Bank, National Association, and Wachovia Bank Capital Markets, LLC.

10.142 (y)       Amendment Number 3 to Second Amended and Restated Security Agreement dated December 10, 2007, between First Investors Auto Receivables Corporation, First Investors Financial Services, Inc., First Investors Servicing Corporation, Variable Funding Capital Company, LLC, Wachovia Capital Markets, LLC, and Wells Fargo Bank, National Association.

31.1   Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Filed with this 10-Q

(b)         Reports on Form 8-K

Form 8-K filed September 12, 2007, press release announcing the quarter end July 31, 2007 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date:	December 12, 2007	By: /s/TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date:	December 12, 2007	By: /s/BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer