Form 10-Q
period 2008-01-31
FIRST INVESTORS FINANCIAL SERVICES GROUP INC
filed 2008-03-12
CIK 948034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding At
Class	March 12, 2008
Common Stock-$.001 Par Value	4,477,694

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC.

AND SUBSIDIARIES

FORM 10-Q

January 31, 2008

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — APRIL 30, 2007 AND JANUARY 31, 2008
(In thousands, except par value)

	April 30, 2007	January 31, 2008
		(Unaudited)
ASSETS
Receivables Held for Investment, net	$468,022	$519,228
Cash and Short-Term Investments	1,669	798
Restricted Cash	33,473	32,993
Accrued Interest Receivable	3,781	4,392
Assets Held for Sale	1,200	1,243
Other Assets:
Equity investments	1,133	1,210
Income taxes	12	124
Funds held under reinsurance agreement	3,355	3,543
Deferred financing costs and other assets, net of accumulated amortization and depreciation of $3,788 and $4,920	3,736	3,649
Total assets	$516,381	$567,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt:
Warehouse credit facilities	$283,282	$386,288
Term notes	169,987	113,407
Working capital facility	22,753	20,023
Senior subordinated debt	—	5,000
Related party note	2,500	2,500
Other Liabilities:
Accounts payable and accrued liabilities	5,377	5,727
Deferred income taxes payable	733	985
Total liabilities	484,632	533,930

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $0.001 par value, 10,000 shares authorized, 5,650 issued and 4,478 outstanding at April 30, 2007, and January 31, 2008	6	6
Additional paid-in capital	19,374	19,680
Retained earnings	16,836	18,031
Less, treasury stock, at cost, 1,172 shares	(4,467)	(4,467)
Total shareholders’ equity	31,749	33,250
Total liabilities and shareholders’ equity	$516,381	$567,180

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

For the Three and Nine Months Ended January 31, 2007 and 2008

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended January 31,		Ended January 31,
	2007	2008	2007	2008

Interest Income	$14,553	$15,559	$40,258	$44,255
Interest Expense	6,364	6,790	17,383	20,334
Net interest income	8,189	8,769	22,875	23,921
Provision for Credit Losses	3,236	3,880	8,431	11,066
Net Interest Income After Provision for Credit Losses	4,953	4,889	14,444	12,855
Other Income:
Servicing revenue	377	338	1,053	1,004
Other finance charges and fees	876	1,054	2,435	2,968
Insurance products	451	453	932	1,062
Income from investment	163	206	418	430
Other interest income	482	362	1,342	1,226
Total other income	2,349	2,413	6,180	6,690
Operating Expenses:
Salaries and benefits	2,984	2,915	8,548	8,224
Operating expense	1,708	1,945	4,341	4,987
General and administrative	979	850	2,978	2,686
Other interest expense	500	670	1,374	1,938
Total operating expenses	6,171	6,380	17,241	17,835
Income Before Provision for Income Taxes	1,131	922	3,383	1,710
Provision (Benefit) for Income Taxes:
Current	548	(62)	992	59
Deferred	(238)	85	(461)	252
Total provision for income taxes	310	23	531	311
Net Earnings	$821	$899	$2,852	$1,399

Basic Net Earnings per Common Share	$0.18	$0.20	$0.64	$0.31
Diluted Net Earnings per Common Share	$0.17	$0.19	$0.60	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended January 31, 2008

(In thousands, except share amounts)

(Unaudited)

			Additional		Treasury
	Common Stock		Paid-In	Retained	Stock, at
	Shares	Amount	Capital	Earnings	cost	Total
Balance at April 30, 2007	5,649,670	$6	$19,374	$16,836	$(4,467)	$31,749
Cumulative effect of adoption of FIN 48	—	—	—	(204)	—	(204)
Net earnings	—	—	—	1,399	—	1,399
Stock compensation expense	—	—	306	—	—	306

Balance at January 31, 2008	5,649,670	$6	$19,680	$18,031	$(4,467)	$33,250

The accompanying notes are an integral part of this consolidated financial statement.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended January 31, 2007 and 2008

(In thousands)

(Unaudited)

	2007	2008

Cash Flows From Operating Activities:
Net earnings	$2,852	$1,399
Adjustments to reconcile net earnings to net cash provided by operating activities — Depreciation and amortization expense	4,960	4,954
Provision for credit losses	8,431	11,066
Reversal of uncertain tax position	(669)	(329)
Excess tax benefits from share-based payment arrangements	(23)	—
Share-based payment arrangements	224	306
(Increase) decrease in:
Accrued interest receivable	(886)	(611)
Restricted cash	(11,632)	480
Deferred financing costs and other assets	(562)	(315)
Funds held under reinsurance agreement	(225)	(188)
Current income tax receivable	—	373
Increase (decrease) in:
Accounts payable and accrued liabilities	(370)	(339)
Deferred income taxes payable	(461)	252
Income taxes	150	329
Net cash provided by operating activities	1,789	17,377
Cash Flows From Investing Activities:
Origination of Receivables Held for Investment	(240,802)	(202,211)
Payments received from Investment	372	829
Contributions to Investment	(434)	(906)
Principal payments from Receivables Held for Investment	118,522	128,022
Payments received on Assets Held for Sale	6,733	8,068
Purchase of furniture and equipment	(624)	(746)
Net cash used in investing activities	(116,233)	(66,944)
Cash Flows From Financing Activities:
Proceeds from advances on—
Warehouse credit facilities	478,589	359,435
Working capital facility	—	10,240
Senior subordinated debt	7,829	5,000
Principal payments made on—
Warehouse credit facilities	(272,292)	(256,429)
Term notes	(101,432)	(56,580)
Working capital facility	—	(12,970)
Proceeds from the issuance of common stock	107	—
Excess tax benefits from share-based payment arrangements	23	—
Net cash provided by financing activities	112,824	48,696
Decrease in Cash and Short-Term Investments	(1,620)	(871)
Cash and Short-Term Investments at Beginning of Period	3,380	1,669
Cash and Short-Term Investments at End of Period	$1,760	$798
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for—
Interest	$15,652	$19,527
Income taxes	1,512	14

The accompanying notes are an integral part of these consolidated financial statements

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

January 31, 2008

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

FIFS began operations in May 1989 and is principally involved in the business of originating and holding for investment retail installment contracts and promissory notes secured by new and used automobiles originated by factory authorized franchised dealers or directly through consumers. As of January 31, 2008, approximately 33% and 12% of receivables held for investment had been originated in Texas and Georgia, respectively.  The Company currently operates in 28 states.

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

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

In total, at January 31, 2008, FISC performs servicing and collection functions on a managed receivables portfolio of approximately $628,208.

2.                Interim Financial Information

Basis of Presentation.  The consolidated financial statements include the accounts of First Investors and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting, except for variable interest entities for which the Company is considered the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as amended in December 2003 by Interpretation 46R.  As of January 31, 2008, the Company does not have any variable interest entities under FIN 46 as amended by Interpretation 46R.

The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position as of January 31, 2008, and the results of its operations for the three and nine months ended January 31, 2007 and 2008, and its cash flows for the nine months ended January 31, 2007 and 2008.

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

Other Income.  Other Income consists of income received from servicing activities, late fees and other loan related fees, income from investments, reinvestment revenue, and income earned from the sale of GAP insurance.  Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received.  Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment.  Income from the sale of GAP insurance is recognized when sold as the Company has no further obligation after the sale.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

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

Income taxes.  The Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”), which it adopted on May 1, 2007. The implementation of FIN 48 required the Company to make subjective assumptions and judgments regarding income tax exposure. Interpretations of and guidance surrounding income tax laws and regulations change over time, and these may change the Company’s subjective assumptions, which in turn, affect amounts recognized in the condensed consolidated balance sheets and statements of earnings.

Software.  The Company accounts for internally developed software costs under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”).  SOP 98-1 requires the Company to capitalize certain costs related to the development, testing, coding, and installation of internally developed or purchased software.

3.     Receivables Held for Investment

The receivables generally have terms between 48 and 72 months and are collateralized by the underlying vehicles.  Net receivable balances consisted of the following at April 30, 2007 and January 31, 2008:

	April 30, 2007	January 31, 2008
Receivables held for investment	$458,586	$508,891
Unamortized premium, net (1)	4,118	4,922
Deferred acquisition costs, net	8,252	8,716
Allowance for credit losses	(2,934)	(3,301)
Receivables held for investment, net	$468,022	$519,228

(1)  Includes premium less discounts paid to dealers.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

The accrual of interest has been suspended on $1,923 and $3,282 of delinquent receivables as of April 30, 2007 and January 31, 2008, respectively.

Activity in the allowance for credit losses for the periods ended January 31, 2007 and 2008 was as follows:

	For the Nine Months Ended January 31,
	2007	2008
Balance, beginning of period	$2,332	$2,934
Provision for credit losses	8,431	11,066
Charge-offs, net of recoveries	(7,773)	(10,699)
Balance, end of period	$2,990	$3,301

4.     Debt

The Company finances its loan originations through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually.  Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so.  In May, 2005, the Company issued $175,000 in Term Notes secured by a discrete pool of receivables, and in January, 2006, the Company issued $189,000 in Term Notes secured by another discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings, including the effect of program fees and dealer fees, was 5.2% and 5.0% for the periods ended January 31, 2007 and 2008, respectively.

Warehouse Facilities as of January 31, 2008

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At January 31, 2008
FIARC	$350,000	$322,871	Commercial paper rate plus .55%(1)	.30% of Unused Facility	None	4.4%
FIRC	$65,000	$63,417	Option of a) Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	3.8%

(1)  Program fee is 1% for borrowings over $300,000

Warehouse Facilities – Credit Enhancement as of January 31, 2008

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None
FIRC	1% of borrowings	100%	Default Insurance (ALPI)

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

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

Aggregate premiums paid for ALPI coverage alone were $359 and $784 during the three months ended, and $2,211 and $2,317 for nine months ended, January 31, 2007 and 2008, respectively, and accounted for 0.8% and 0.9% during the three months ended, and 1.1% and 1.2% for the nine months ended, January 31, 2007 and 2008, respectively, of the principal amount of the receivables originated during such periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses.  As of January 31, 2008, the Insurance Subsidiary had capital and surplus of $3,169 and unencumbered cash reserves of $2,275 in addition to the $250 trust account.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

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

On February 15, 2006, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until February 13, 2007.  On February 14, 2007, the FIRC facility was extended to a maturity date of February 13, 2008.  On September 12, 2007, the FIRC facility’s commitment level was increased to $65,000.  As of April 30, 2007 and January 31, 2008, there was $36,805 and $63,417, respectively, outstanding.  Effective February 12, 2008, the Company extended the expiration of its FIRC facility to February 11, 2009, and increased the interest rate from LIBOR plus 0.50% to LIBOR plus 0.75%.  No other material changes were made to this facility.

On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the facility fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  On February 14, 2007, the maturity date of the FIARC facility was extended to February 13, 2008.  On December 10, 2007, the Company increased the FIARC facility from $300,000 to $350,000, and increased the facility fee from 0.55% to 1.0% on the additional $50,000.  The facility fee on the original $300,000 remained at 0.55%.  Effective February 12, 2008, the Company extended the expiration of its FIARC facility to February 11, 2009, and increased the facility fee on the first $300,000 from 0.55% to 0.75%.  The facility fee on amounts over $300,000 remained at 1%.  No other material changes were made to this facility.  As of April 30, 2007 and January 31, 2008, there was $246,477 and $322,871, respectively, outstanding.

Management intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of January 31, 2008.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$38,055	4.23%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$39,292	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2005-A	1.0% of Initial Pool Balance increasing to 2.0% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond

2006-A	1.0% of Initial Pool Balance increasing to 2.0% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes -  On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes. In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged. The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 Notes were paid off during the fiscal year ended April 30, 2006. The final maturity of the Class A-2 Term Notes is July 16, 2012. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool. As of April 30, 2007 and January 31, 2008, the outstanding principal balances on the 2005-A Term notes were $59,685 and $38,055, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes. In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below. Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,519 of the initial receivables pledged. The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006, and the Class A-2 notes were paid off during the quarter

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

ended April 30, 2007. The final maturities of the Class A-3 and Class A-4 Term Notes are February 15, 2011 and April 15, 2013, respectively. The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool. A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes. In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool. As of April 30, 2007 and January 31, 2008, the outstanding principal balances on the 2006-A Class A term notes were $110,302 and $75,352, respectively.

Working Capital Facility. The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP. This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities. The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities. The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%. In addition, a commitment fee of 1.5% is paid on the total amount of this facility. On February 15, 2006, the Working Capital Facility was extended until February 14, 2007, at the same terms and conditions. On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500. On February 14, 2007, the working capital facility was extended to February 13, 2008, under similar terms and conditions. Effective February 12, 2008, the Company extended the expiration of its working capital facility to February 11, 2009, and increased the program fee from 2.25% to 3.25%. No other material changes were made to this facility. As of April 30, 2007 and January 31, 2008, there was $22,753 and $20,023, respectively, outstanding under this facility. The Company has capitalized $1 and $7 of interest expense for the three and nine months ended January 31, 2008, related to certain software costs.

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

Senior Subordinated Debt. On September 12, 2007, the Company issued $5 million in 12.75% senior subordinated notes due on September 11, 2017. The notes were placed by the Company in a privately negotiated transaction and were purchased by an unaffiliated institutional investor. Proceeds from the note issue were used for working capital and general corporate purposes. As of January 31, 2008, there was $5,000 outstanding under this facility.

Related Party Loans. On December 3, 2001, the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500. On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes. Borrowings under the facility bear interest at a fixed rate of 10% per annum. The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities. There was $2,500 outstanding under this facility as of April 30, 2007 and January 31, 2008, respectively. For the three and nine months ended January 31, 2007 and January 31, 2008, the Company recorded interest expense under these facilities of $63 and $189, respectively.

Loan Covenants. The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the maturity of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to all financial and non-financial covenants governing these financing arrangements at January 31, 2008.

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

5.             Earnings Per Share

Earnings per share amounts are based on the weighted average number of shares of common stock and potential dilutive common shares outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended January 31, 2007 and 2008, are as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2007	2008	2007	2008
Weighted average shares:
Weighted average shares outstanding for basic earnings per share	4,477,694	4,477,694	4,469,708	4,477,694
Effect of dilutive stock options and warrants	293,426	224,690	318,378	273.803
Weighted average shares outstanding for diluted earnings per share	4,771,120	4,702,384	4,788,086	4,751,497

For the three and nine months ended January 31, 2007 and 2008, the Company had 291 and 488 respectively, of stock options and stock warrants which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

The Company accounts for its ownership investment in FARC using the equity method in accordance with APB Opinion 18. In addition to the equity and debt investments, the Company performs loan servicing and collection activities on the portfolio. The Company recognized servicing revenue of $67 and $36 for the three months ended, and $244 and $126 for the nine months ended, January 31, 2007 and 2008, respectively, interest income of $0 for the three months ended, and $9 and $0 for the nine months ended, January 31, 2007 and 2008, respectively, and equity in earnings in FARC of $281 and $78 for the three months ended, and $667 and $303 for

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

the nine months ended, January 31, 2007 and 2008, respectively. As of January 31, 2008 the equity investment in FARC of $1,210 is included in Equity investments on the balance sheet.

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

8.             Shareholders’ Equity

Preferred Stock. The Company has authorized 1,000 shares of preferred stock with a $1.00 par value. As of January 31, 2008, no shares have been issued.

Employee Stock Option Plan. In June 1995, the Board of Directors adopted the Company’s 1995 Employee Stock Option Plan (the Plan). The Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 300 shares of common stock, subject to adjustment in the event of certain changes in capitalization. On September 10, 2002, the number of shares of common stock available for issuance was increased to 500. Options may be granted either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options. The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. In the case of options intended to be incentive stock options, the exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant. With respect to non-qualified stock options, the exercise price may be fixed as low as 50% of the fair market value per share at the time of grant. In no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2007 and January 31, 2008, a total of 361 options had been issued, and 295 and 247, respectively, options remained outstanding. This plan expired on June 27, 2005.

On September 8, 2005, the shareholders approved the Company’s 2005 Employee Stock Option Plan (the 2005 Plan). The 2005 Plan is administered by the Compensation Committee of the Board of Directors and provides that options may be granted to officers and other key employees for the purchase of up to 200 shares of common stock, subject to adjustment in the event of certain changes in capitalization. Options may be granted

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

either as incentive stock options (which are intended to qualify for certain favorable tax treatment) or as non-qualified stock options. The Compensation Committee selects the persons to receive options and determines the exercise price, the duration, any conditions on exercise and other terms of the options. The exercise price may not be less than 100% of the fair market value per share of common stock on the date of grant, and in no event may the duration of an option exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. As of April 30, 2007 and January 31, 2008, a total of 197 and 285, respectively, options had been issued and remained outstanding.

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

Non-Employee Director Stock Option Plan. In September 2002, the Non-Employee Director Stock Option Plan was established to further align the interests of the Company’s directors with the interests of the shareholders, as well as attracting and retaining qualified directors. This plan was subsequently amended in July 2006 to increase the number of options available for issuance to 900. The Board of Directors administers the plan and the options will not be qualified as incentive stock options. The duration of an option may not exceed 10 years and no option may be granted after the expiration of 10 years from the adoption of the Plan. Option types will be automatic and discretionary. Automatic grants of 28 shares for each non-employee director, or 140 shares total, were approved in July 2006. Subsequent automatic grants of an option to purchase 28 shares shall be made to each non-employee director on July 15th each year, beginning July 15, 2007. The plan also gives the Board of Directors discretionary authority to provide for additional option grants if the Company’s annual financial performance exceeds parameters established by the Board. No discretionary grants have been awarded. As of April 30, 2007 and January 31, 2008, a total of 630 and 770, respectively, options had been issued under the plan, and 570 and 710, respectively, remained outstanding, leaving a remaining 270 and 130, respectively, available for issuance. In addition to the options granted above, there were an additional 20 options granted to a director in 1995, before the adoption of the Non-Employee Director Stock Option Plan. All options issued under this plan were issued with an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

The Company utilizes the Black-Scholes-Merton model for calculating the fair value of stock options, which is an acceptable valuation approach under SFAS No. 123(R).

The following table summarizes the option-pricing model assumptions used to compute the weighted average fair value of stock options granted during the periods below:

	For the Nine Months Ended January 31,
	2007	2008
Dividend yield	—	—
Expected volatility	26.44%	25.27%
Risk-free interest rate	5.02%	5.03%
Estimated life (in years)	6	6
Weighted average fair-value of options granted	$3.06	$2.62

Cash received from option exercises under all share based payment arrangements for the nine months ended January 31, 2007 and 2008 was $107 and $0, respectively. The estimated tax benefit expected to be realized for the nine months ended January 31, 2007 and 2008 is $23 and $0, respectively.

The Company issued 228 options with an expected life time compensation cost of $546 during the nine months ended January 31, 2008.

FIRST INVESTORS FINANCIAL SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS –

(Continued)

As of January 31, 2008, there was $934 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the nine months ended January 31, 2007 and 2008 was $204 and $357, respectively.

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

9.             Income Taxes

As of May 1, 2007, the Company adopted FIN 48. In connection with this adoption, the Company recorded an uncertain tax benefit of $689 and an opening balance adjustment to retained earnings of $204 of which $29 would affect the effective rate. Additionally the Company recorded $16 and $43 of interest expense for the three and nine months ended January 31, 2008, which is included in other interest expense on the Consolidated Statement of Earnings and penalties of $9 and $23 for the three and nine months ended January 31, 2008, which is included in general and administrative expense on the Consolidated Statement of Earnings. The Company reversed $482 of unrecognized tax benefits, and related interest and penalties for the three and nine months ended January 31, 2008, due to the expiration of certain examination periods. The Company does not expect to reverse any additional uncertain tax positions during the next 12 months.

 The Company files a consolidated federal income tax return in the United States Federal jurisdiction and various combined and separate filings in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local, income tax examinations by tax authorities for years before 2005.

The Company’s continuing practice is to recognize estimated interest as a component of other interest expense and penalties as a component of general and administrative expense in the Consolidated Statement of Earnings. As of May 1, 2007, the Company had accrued interest and penalties associated with unrecognized tax benefits of $175.

The Company has recorded income tax expense as a percentage of income before taxes for the three and nine months ended:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2007	2008	2007	2008
Income tax - statutory rate	34.0%	34.0%	34.0%	34.0%
State income tax, net of federal benefit	1.4%	2.0%	1.1%	2.0%
Reversal of uncertain tax position	—	(35.6)%	(19.8)%	(19.2)%
Non-deductible (benefit) expenses	—	0.5%	0.4%	0.5%
Year to date impact of adjustment to federal rate	(5.1)%	0.6%	—	0.4%
Year to date impact of adjustment to state rate	(2.9)%	1.0%	—	0.5%
Effective income tax rate	27.4%	2.5%	15.7%	18.2%

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

Other Income. Other Income consists of income received from servicing activities, late fees and other loan related fees, income from investments, reinvestment revenue, and income earned from the sale of GAP insurance. Servicing revenue is accrued as services are rendered. Late fees and other loan-related fees are recognized when received. Income from investments and reinvestment revenue are accrued based on the respective interest rate of such investment. Income from the sale of GAP insurance is recognized when sold as the Company has no further obligation after the sale.

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

Stock-Based Compensation. The Company expenses stock-based compensation expense in accordance with  SFAS No. 123(R), Share-Based Payment - a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”)

Income taxes. The Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”), which it adopted on May 1, 2007. The implementation of FIN 48 required the Company to make subjective assumptions and judgments regarding income tax exposure. Interpretations of and guidance surrounding income tax laws and regulations change over time, and these may change the Company’s subjective assumptions, which in turn, affect amounts recognized in the condensed consolidated balance sheets and statements of earnings.

Software. The Company accounts for internally developed software costs under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires the Company to capitalize certain costs related to the development, testing, coding, and installation of internally developed or purchased software.

Managed Receivables

The Company’s managed receivables are (dollars in thousands):

	As of or for the Periods
	Ended January 31,
	2007	2008
Receivables Held for Investment:
Number	28,011	30,507
Principal balance	$470,545	$508,891
Average principal balance of receivables outstanding during the nine-month period	$418,509	$468,739
Average principal balance of receivables outstanding during the three-month period	$449,705	$487,869
Other Servicing:
Number	7,478	15,996
Principal balance	$61,648	$119,317
Total Managed Receivables Portfolio:
Number	35,489	46,503
Principal balance	$532,193	$628,208
Average principal balance of receivables outstanding during the nine-month period	$500,362	$584,234
Average principal balance of receivables outstanding during the three-month period	$517,215	$619,457

The following table sets forth information with regard to the Company’s net interest spread, which represents the difference between the effective yield on Receivables Held for Investment and the Company’s average cost of debt utilized to fund these receivables, and its net interest margin (averages based on month-end balances):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Receivables Held for Investment:
Effective yield on Receivables Held for Investment (1)	13.0%	12.8%	12.8%	12.6%
Average cost of debt (2)	5.7%	5.7%	5.5%	5.9%
Net interest spread (3)	7.3%	7.1%	7.3%	6.7%
Net interest margin (4)	7.3%	7.2%	7.3%	6.8%

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

Net interest income is the difference between interest earned from the receivables portfolio and interest expense incurred on the credit facilities used to finance the receivables. Net interest income was $8,769 and $23,921 for the three and nine months ended January 31, 2008, respectively, an increase of 7.1% and 4.6% when compared to amounts reported for the three and nine months ended January 31, 2007, respectively.

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

	Three Months Ended January 31, 2007 to 2008			Nine Months Ended January 31, 2007 to 2008
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Average Principal Amount	Average Rate	Total Net	Average Principal Amount	Average Rate	Total Net

Receivables Held for Investment:
Interest income	$1,236	$(230)	$1,006	$4,832	$(835)	$3,997
Interest expense	440	(14)	426	1,856	1,095	2,951
Net interest income	$796	$(216)	$580	$2,976	$(1,930)	$1,046

Results of Operations

Three and Nine  Months Ended January 31, 2007 and 2008

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

Executive Summary.  Net earnings for the three and nine months ended January 31, 2007 were $821 and $2,852 compared to $899 and $1,399 for the three and nine months ended January 31, 2008.  Basic earnings per common share were $0.18 and $0.64 for the three and nine months ended January 31, 2007 compared to $0.20 and $0.31 for the three and nine months ended January 31, 2008.  Diluted earnings per common share were $0.17 and $0.60 for the three and nine months ended January 31, 2007 compared to $0.19 and $0.29 for the three and nine months ended January 31, 2008.  The increase in net earnings for the three months ended January 31, 2008 compared to January 31, 2007 is due to several factors, including: (i) a $1,006 increase in interest revenue due to an 8% increase in the average balance of Receivables Held for Investment, (ii) an increase in other finance charges and fees due to an 8% increase in the average balance of Receivables Held for Investment, (ii) a decrease in general and administrative expenses due to a decrease in operating lease expenses and (iv) the reversal of $482 of an uncertain tax position, including accrued penalties and interest, due to the expiration of certain examination dates.  These are partially offset by: (i) a $426 increase in interest expense due to a 7% increase in the average debt outstanding, (ii) a $644 increase in provision for credit losses primarily associated with an increase in the allowance for loan losses, due in part to growth in the portfolio of receivables held for investment, and (iii) a $237 increase in operating expenses due to an increase in postage and printing expenses associated with the Company’s direct portfolio and an increase in outsourced collections due to an increase in rates and the addition of a new portfolio of loans in May, 2007.

The decrease in earnings for the nine months ended January 31, 2008, compared to January 31, 2007 is due to several factors, including:  (i) a $2,951 increase in interest expense due to an 11% increase in the average debt outstanding, (ii) a $2,635 increase in the provision for credit losses due to the growth in the portfolio of Receivables Held for Investment, (iii) a $646 increase in operating expenses primarily due to an increase in postage and printing expenses associated with the Company’s direct portfolio and an increase in outsourced collections due to an increase in rates and the addition of a new portfolio of loans in May, 2007, and a (iv) $564 increase in other interest expense primarily due to the issuance of $5,000 of senior subordinated debt and increased rates under the working capital facility.  These are partially offset by (i) a $3,997 increase in interest income due to a 12% increase in the average balance of Receivables Held for Investment for the nine months ended January 31, 2008, (ii) an increase in other finance charges and fees due to a 12% increase in the average balance of Receivables Held for Investment, (iii) an increase in income from insurance products due to higher penetration rates, (iv) a decrease in salaries and benefits due to lower bonus expense and (v) a decrease in general and administrative expenses due to a decrease in operating lease expenses.

Interest Income. Interest income for the three and nine months ended January 31, 2008 increased to $15,559 and $44,255 compared to $14,553 and $40,258 for the three and nine months ended January 31, 2007.

The level of interest income, a primary driver of financial results, is impacted by the average outstanding balance of the portfolio of Receivables Held for Investment, the weighted average interest rate on receivables originated by the Company, the mix of direct and indirect lending activities and the level of early prepayments and charge-offs.  Interest income on Receivables Held for Investment increased 7% and 10% for the three and nine months ended January 31, 2008 compared to the three and nine months ended January 31, 2007.  The increase in interest income for the three and nine months ended January 31, 2008 is primarily due to a 9% and 12% increase in the average portfolio outstanding for the three and nine months ended January 31, 2008 compared to the period ended January 31, 2007, partially offset by a 19 and 24 basis point decrease in the average interest rate.

Interest Expense. Interest expense for the three and nine months ended January 31, 2008 increased to $6,790 and $20,334 compared to $6,364 and $17,383 for the three and nine months ended January 31, 2007.  The increase in interest expense is primarily due to (i) a $30,941 or 7% increase in the average debt outstanding for the three months ended and a $44,623 or 11% increase in the average debt outstanding for the nine months ended January 31, 2008, compared to the three and nine months ended January 31, 2007 as a result of an 8% and 12% increase in the average portfolio of Receivables Held for Investment for the three and nine months ended January 31, 2008,  and (ii) a 32 basis point increase in interest rates for the nine months ended January 31, 2008 as a result of market rate increases.  Rates for the three months ended January 31, 2008 and 2007 were constant.

Provision for Credit Losses. The provision for credit losses for the three and nine months ended January 31, 2008 increased to $3,880 and $11,066 as compared to $3,236 and $8,431 for the three and nine months ended January 31, 2007. The increase in provision for credit losses is due an increase in the allowance for loan losses, due in part to growth in the portfolio of receivables held for investment and an increase in frequency and severity of repossessions.  Provision for credit losses as a percentage of average receivables held for investment on an annual basis increased to 3.2% for the three and nine months ended January 31, 2008 as compared to 2.9% and 2.7% for the three and nine months ended January 31, 2007.

Net charge-offs for the three and nine months ended January 31, 2008 increased to $3,641 and $10,699 compared to $2,993 and $7,773 for the three and nine months ended January 31, 2007.  The increase in net charge-offs for the three and nine months ended January 31, 2008 is due to (i) an 8% and 12% increase in the average portfolio outstanding for the three and nine months ended January 31, 2008, compared to the three and nine months ended January 31, 2007, (ii) an increase in loss frequency and severity from repossessions, and (iii) an increase in loss frequency and severity from non-repossession losses.  This is partially offset by an increase in recoveries from defaulted loans.  The allowance for loan loss as a percentage of the portfolio of receivables held for investment remained constant at 0.6% as of April 30, 2007 and January 31, 2008.

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

Servicing Revenue.  On December 24, 2002, the Company entered into an agreement to provide loan servicing and collection activities on behalf of FARC.  FARC, which is 40% owned by the Company, purchased a portfolio of approximately $200,000 of installment loan receivables.  On March 19, 2003, the Company entered into an agreement to provide loan servicing and collection activities on $276,000 of installment loan receivables for unrelated third parties.  On May 30, 2007, the Company entered into a servicing agreement with an unrelated third party to service an approximately $154,211 portfolio of installment loan receivables.  The servicing of these receivables began on July 1, 2007.  Servicing revenue decreased to $338 and $1,004 for the three and nine months ended January 31, 2008 compared to $377 and $1,053 for three months ended January 31, 2007.  The decrease in servicing revenue for the three and nine months ended January 31, 2008 is due to the liquidation of serviced receivables during the three and nine months ended January 31, 2008.  This is partially offset by the servicing of new third party receivables.  Revenue derived from servicing activities will increase or decrease in direct proportion to the average outstanding balance of serviced receivables.

Other Finance Charges and Fees.  Other finance charges and fees increased to $1,054 and $2,968 for the three and nine months ended January 31, 2008, compared to $876 and $2,435 for the three and nine months ended January 31, 2007.  The increase is attributable to (i) increased assessment and collection of fees due to an 8% and 12% increase in the average portfolio of Receivables Held for Investment for the three and nine months ended January 31, 2008 and (ii) increased delinquencies for the three and nine months ended January 31, 2008, resulting in increased fees.  Income derived from late fees and collection activities is recognized when received, and therefore can be volatile from period to period based on overall cash collection, seasonality, delinquency rates and other factors.  Late and loan related fees are driven by a number of factors including overall delinquency rates, the percentage of customers utilizing electronic payment products and growth rates in the Company’s direct lending business.

Insurance Products.  Insurance Products revenue increased to $1,062 for the nine months ended January 31, 2008, compared to $932 for the nine months ended January 31, 2007.  The increase is attributable to (i) increased penetration rates and (ii) higher gross margins.  This is partially offset by a decrease in originations.  Insurance products revenue is primarily driven by growth rates in the Company’s direct lending business which will affect the ability of the Company to generate fee income from marketing insurance products.

Income from Investments.  Income from investments increased to $206 and $430 for the three and nine months ended January 31, 2008, compared to $163 and $418 for the three and nine months ended January 31, 2007.  The increase is primarily related to the Company’s 50% participation in a portfolio of nonperforming loans on July 1, 2007.  These loans are accounted for under the cost recovery method, and the Company fully realized its initial investment during the three months ended January 31, 2008. This is partially offset by the liquidation of the FARC portfolio.

Other interest income.  Other interest income decreased to $362 and $1,226 for the three and nine months ended January 31, 2008, compared to $482 and $1,342 for the three and nine months ended January 31, 2007.  The decrease is primarily due to a decrease in the reinvestment rates for the three and nine months ended January 31, 2008.

Salaries and Benefits.  Salaries and benefits decreased to $2,915 and $8,224 for the three and nine months ended January 31, 2008, compared to $2,984 and $8,548 for the three and nine months ended January 31, 2007.  The decrease is attributable to (i) lower bonus expense and (ii) the capitalization of payroll costs related to the ongoing implementation of a new loan origination system.

Operating Expenses. Operating expenses increased to $1,945 and $4,987 for the three and nine months ended January 31, 2008, compared to $1,708 and $4,341 for the three and nine months ended January 31, 2007.  Expenses characterized as operating expenses are generally variable in nature and are typically dependent on a number of factors including origination volume, the outstanding balance of the managed portfolio, credit quality and operating efficiency levels.  The increase was primarily due to (i) an increase in postage and printing expense associated with the Company’s direct originations, (ii) an increase in outsourced collections due to an increase in rates and the addition of a new portfolio of loans in May, 2007, (iii) increased activity fees in the Company’s loan origination system due to a change in systems and (iv) a decrease in the dollar amount of expenses which the Company was able to capitalize as deferred acquisition costs.

General and Administrative. General and administrative expenses decreased to $850 and $2,686 for the three and nine months ended January 31, 2008, compared to $979 and $2,978 for the three and nine months ended January 31, 2007.  The decrease is attributable to decreased operating lease expense due to (i) the expiration of certain equipment operating leases and (ii) the reversal of penalties related to an uncertain tax position that was reversed during the three and nine months ended January 31, 2008 due to the expiration of certain examination periods.  General and administrative costs tend to be more fixed in nature and not as dependent on the overall level of managed receivables.

Other Interest Expense. Other interest expense increased to $670 and $1,938 for the three and nine months ended January 31, 2008, compared to $500 and $1,374 for the three and nine months ended January 31, 2007. The increase for the three months ended January 31, 2008 was due to (i) the issuance of $5,000 of senior subordinated debt and (ii) an increase in the average cost of debt.  This was partially offset by (i) the reversal of interest expense related to an uncertain tax position due to the expiration of certain examination periods and (ii) a decrease in the average outstanding borrowings on the Company’s working capital line.  The increase for the nine months ended January 31, 2008 was due to (i) the issuance of $5,000 of senior subordinated debt, (ii) an increase in the average cost of debt and (iii) an increase in the average outstanding borrowings on the Company’s working capital line.  This was partially offset by the reversal of interest expense related to uncertain tax positions due to the expiration of certain examination periods.

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

The Company’s most significant cash flow requirement is for the origination of receivables. The Company originated $87,475 and $237,327 of receivables to be held for investment for the three and nine months ended January 31, 2007 compared to $85,626 and $199,003 for the three and nine months ended January 31, 2008.

The Company funds loan originations through a combination of two warehouse credit facilities. The FIRC credit facility generally permits the Company to borrow up to the outstanding principal balance of qualified receivables, not to exceed $65,000.  Receivables that have accumulated in the FIRC credit facility may be transferred to the FIARC commercial paper facility at the option of the Company. The FIARC commercial paper facility provides an additional financing source of up to $350,000. Additionally, the Company has transferred receivables from the warehouse credit facilities and issued term notes. Substantially all of the Company’s receivables are pledged to collateralize these credit facilities and term notes.  The Company is obligated to meet certain financial covenants.  Noncompliance may significantly affect cash flow.

The Company’s most significant source of cash flow is the principal and interest payments received from its receivables portfolios. The Company received such payments in the amount of $53,101 and $157,893 during the three and nine months ended January 31, 2007, and $53,628 and $171,781 during the three and nine months ended January 31, 2008.  Such cash flow funds were used to repay amounts borrowed under the Company’s credit facilities and other holding costs, primarily interest expense, and servicing and custodial fees.  During the three and nine months ended January 31, 2007, the Company required net cash of $34,373 and $79,433, as the receivables originated exceeded portfolio collections.  During the three and nine months ended January 31, 2008, the Company required net cash of $31,998 and $27,222, as the receivables originated exceeded portfolio collections.  The Company relies on borrowed funds to provide cash flow in periods of growth.  As of January 31, 2008, the Company had $28,712 of available capacity in the FIRC and FIARC credit facilities to fund future growth.

In addition to the cash flow generated from the principal and interest collections on its receivables portfolio, the Company collects servicing fees funded from each of the servicing portfolios.  Servicing fees range from 0.7% to 2.5% of the outstanding principal balance of the loans in the portfolio.  Cash flow and servicing fees are received after month end, but relate to the prior month activity.  Thus upon filing of the monthly servicing statements, a portion of the restricted cash is converted to cash available to fund operations.   At January 31, 2007 and 2008, the Company’s unencumbered cash was $1,760 and $798 respectively.  Management believes the unencumbered cash and cash inflows and amounts available under the working capital facility are adequate to fund cash requirements for operations.

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

Financing Arrangements.  The Company finances its loan originations through two warehouse credit facilities. The Company’s credit facilities provide for one-year terms and have been renewed annually.  Management of the Company believes that the credit facilities will continue to be renewed or extended or that it would be able to secure alternate financing on satisfactory terms; however, there can be no assurance that it will be able to do so.  In May, 2005, the Company issued $175,000 in Term Notes secured by a discrete pool of receivables, and in January, 2006, the Company issued $189,000 in Term Notes secured by another discrete pool of receivables.  Substantially all receivables retained by the Company are pledged as collateral for the credit facilities and the Term Notes. The weighted average interest rate for the Company’s secured borrowings, including the effect of program fees and dealer fees, was 5.2% and 5.0% for the periods ended January 31, 2007 and 2008, respectively.

Warehouse Facilities as of January 31, 2008

Facility	Capacity	Outstanding	Interest Rate	Fees	Insurance	Borrowing Rate At January 31, 2008
FIARC	$350,000	$322,871	Commercial paper rate plus .55%(1)	.30% of Unused Facility	None	4.4%

FIRC	$65,000	$63,417	Option of a Base Rate, which is the higher of prime rate or fed funds plus .5% or b) LIBOR plus .5%	.25% of Unused Facility	See below	3.8%

(1)  Program fee is 1% for borrowings over $300,000

Warehouse Facilities – Credit Enhancement as of January 31, 2008

Facility	Cash Reserve	Advance Rate	Insurance
FIARC	1% of outstanding receivables	94%	None

FIRC	1% of borrowings	100%	Default Insurance (ALPI)

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

Aggregate premiums paid for ALPI coverage alone were $359 and $784 during the three months ended, and $2,211 and $2,317 for nine months ended, January 31, 2007 and 2008, respectively, and accounted for 0.8% and 0.9% during the three months ended, and 1.1% and 1.2% for the nine months ended, January 31, 2007 and 2008, respectively, of the principal amount of the receivables originated during such periods.

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

The result of the foregoing reinsurance structure is that National Union, as the “fronting” insurer under the captive arrangement, is unconditionally obligated to the Company’s credit facility lenders for all losses covered by the ALPI policy, and the Company, through its Insurance Subsidiary, is obligated to indemnify National Union for all such losses.  As of January 31, 2008, the Insurance Subsidiary had capital and surplus of $3,169 and unencumbered cash reserves of $2,275 in addition to the $250 trust account.

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

On February 15, 2006, the FIRC facility was renewed, under similar terms and conditions, at the $50,000 commitment level until February 13, 2007.  On February 14, 2007, the FIRC facility was extended to a maturity date of February 13, 2008.  On September 12, 2007, the FIRC facility’s commitment level was increased to $65,000.  As of April 30, 2007 and January 31, 2008, there was $36,805 and $63,417, respectively, outstanding.

Effective February 12, 2008, the Company extended the expiration of its FIRC facility to February 11, 2009, and increased the interest rate from LIBOR plus 0.50% to LIBOR plus 0.75%.  No other material changes were made to this facility.

On March 15, 2006, following a short-term extension of the then current maturity date, the FIARC facility was renewed to February 14, 2007.  In connection with the renewal, the Company obtained approval from the lender to eliminate the requirement that a surety bond be maintained to provide additional enhancement to the commercial paper investors as well as eliminating the requirement to purchase interest rate caps.  As a result, the 0.35% surety bond premium and the 0.25% unused surety bond premium were eliminated.  In exchange, the Company agreed to increase the facility fee paid to the lender from 0.30% to 0.55% and to increase the unused fee paid to the lender from 0.25% to 0.30%.  On October 11, 2006, the Company amended the facility to increase the commitment from $150,000 to $300,000 in order to fund the growth in origination volume.  On February 14, 2007, the maturity date of the FIARC facility was extended to February 13, 2008.  On December 10, 2007, the Company increased the FIARC facility from $300,000 to $350,000, and increased the facility fee from 0.55% to 1.0% on the additional $50,000.  The facility fee on the original $300,000 remained at 0.55%.  Effective February 12, 2008, the Company extended the expiration of its FIARC facility to February 11, 2009, and increased the facility fee on the first $300,000 from 0.55%to 0.75%.  The facility fee on amounts over $300,000 remained at 1%.  No other material changes were made to this facility.  As of April 30, 2007 and January 31, 2008, there was $246,477 and $322,871, respectively, outstanding.

Management intends to seek further extensions to these warehouse facilities prior to the current expiration dates.  Management further considers its relationship with its lenders to be satisfactory and has no reason to believe that the FIRC and FIARC facilities will not be renewed at each of their respective expiration dates.

The following table contains pertinent information on the Term Notes as of January 31, 2008.

Term Notes	Issuance Date	Issuance Amount	Maturity Date	Outstanding	Interest Rate
2005-A Class 2	May 5, 2005	$106,493	July 16, 2012	$38,055	4.23%
2006-A Class 3	January 26, 2006	$74,000	February 15, 2011	$39,292	4.93%
2006-A Class 4	January 26, 2006	$36,060	April 15, 2013	$36,060	5.00%

Credit enhancement on the Term Notes are as follows:

Facility	Cash Reserve	Advance Rate	Insurance
2005-A	1.0% of Initial Pool Balance increasing to 2.0% of Initial Pool Balance including Pre-Funding Amount	97.0% initial advance decreasing to 95.75%	Surety Bond

2006-A	1.0% of Initial Pool Balance increasing to 2.0% of Initial Pool Balance including Pre-Funding Amount	98.5% initial advance decreasing to 96.75%	Surety Bond

Term Notes -  On May 5, 2005, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2005-A (“2005 Auto Trust”), completed the issuance of $69,000 of 3.57% Class A-1 asset-backed notes and $106,493 of 4.23% Class A-2 asset-backed notes (collectively “2005-A Term Notes”), for a total of $175,493 of asset backed notes. The initial pool of automobile receivables transferred to the 2005 Auto Trust totaled $150,921, was previously owned by FIRC and FIARC, and secures the 2005-A Term Notes.  In addition to the issuance of the Class A-1 and Class A-2 Notes, the 2005 Auto Trust also issued a $5,428 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $175,488, were used to (i) fund a $30,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2005-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,509, of the initial receivables pledged.  The Class A-1 and Class A-2 Term Notes bear interest at 3.57% and 4.23%, respectively, and require monthly principal reductions sufficient to reduce the balance of the Class A Term Notes to 95.75% of the outstanding balance of the underlying receivables pool. The Class A-1 Notes were paid off during the fiscal year ended April 30, 2006.  The final maturity of the Class A-2 Term Notes is July 16, 2012.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 4.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to 2% of the then current principal balance of the receivables pool.  As of April 30, 2007 and January 31, 2008, the outstanding principal balances on the 2005-A Term notes were $59,685 and $38,055, respectively.

On January 26, 2006, the Company, through its indirect, wholly-owned subsidiary, First Investors Auto Owner Trust 2006-A (“2006 Auto Trust”), completed the issuance of $32,000 of 4.57% Class A-1 asset-backed notes, $47,000 of 4.87% Class A-2 asset-backed notes, $74,000 of 4.93% Class A-3 asset-backed notes, and $36,060 of 5.00% Class A-4 asset-backed notes (collectively “2006-A Term Notes”), for a total of $189,060 of asset backed notes. The initial pool of automobile receivables transferred to the 2006 Auto Trust totaled $151,939, was previously owned by FIRC and FIARC, and secures the 2006-A Term Notes.  In addition to the issuance of the Class A-1, Class A-2, Class A-3, and Class A-4 Notes, the 2006 Auto Trust also issued a $2,879 Class B Note that was retained by the Company and pledged to secure the Working Capital Facility as further described below.  Proceeds from the issuance, which totaled $188,446, were used to (i) fund a $40,000 pre-funding account to be used for future loan originations, (ii) repay all outstanding borrowings under the FIARC commercial paper facility, (iii) reduce the outstanding borrowings under the FIRC credit facility, (iv) pay transaction fees related to the 2006-A Term Note issuance, and (v) fund an initial cash reserve account of 1%, or $1,519 of the initial receivables pledged.  The 2006-A Term Notes require monthly principal reductions sufficient to reduce the balance of the notes to 96.75% of the outstanding balance of the underlying receivables pool. The Class A-1 notes were paid off during the quarter ended July 31, 2006, and the Class A-2 notes were paid off during the quarter ended April 30, 2007.  The final maturities of the Class A-3 and Class A-4 Term Notes are February 15, 2011 and April 15, 2013, respectively.  The Class B Note does not bear interest but requires principal reductions sufficient to reduce the balance of the Class B Note to 3.25% of the outstanding balance of the underlying receivables pool.  A surety bond issued by MBIA Insurance Corporation provides credit enhancement for the Class A Notes.  In the event that certain asset quality covenants are not met, the reserve account target level will increase to the greater of 2% of the initial pool balance or 6% of the then current principal balance of the receivables pool.  As of April 30, 2007 and January 31, 2008, the outstanding principal balances on the 2006-A Class A term notes were $110,302 and $75,352, respectively.

Working Capital Facility.  The facility is provided to a special-purpose, wholly-owned subsidiary of the Company, First Investors Residual Funding LP.  This facility revolves monthly in accordance with a borrowing base consisting of the overcollateralization amount and reserve account for each of the Company’s other credit facilities.  The facility is secured solely by the residual cash flow and cash reserve accounts related to the Company’s warehouse credit facilities and the existing and future term note facilities.  The outstanding borrowings under the facility bear interest at one-month LIBOR plus 2.25%.  In addition, a commitment fee of 1.5% is paid on the total amount of this facility.  On February 15, 2006, the Working Capital Facility was extended until February 14, 2007, at the same terms and conditions.  On November 7, 2006, the Company amended the facility to increase the commitment amount from $23,500 to $28,500.  On February 14, 2007, the working capital facility was extended to February 13, 2008, under similar terms and conditions.    Effective February 12, 2008, the Company extended the expiration of its working capital facility to February 11, 2009, and increased the program fee from 2.25% to 3.25%.  No other material changes were made to this facility.  As of April 30, 2007 and January 31, 2008, there was $22,753 and $20,023, respectively, outstanding under this facility.  The Company has capitalized $1 and $7 of interest expense for the three and nine months ended January 31, 2008, related to certain software costs.

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

Senior Subordinated Debt. On September 12, 2007, the Company issued $5 million in 12.75% senior subordinated notes due on September 11, 2017.  The notes were placed by the Company in a privately negotiated transaction and were purchased by an unaffiliated institutional investor.    Proceeds from the note issue were used for working capital and general corporate purposes.  As of January 31, 2008, there was $5,000 outstanding under this facility.

Related Party Loans.  On December 3, 2001, the Company entered into an agreement with one of its shareholders who is a member of its Board of Directors under which the Company may, from time to time, borrow up to $2,500.  On December 6, 2004, the original $2,500 shareholder loan was replaced with a $2,500 loan containing identical terms and conditions between the Company and a limited partnership that is affiliated with a current shareholder and member of the Board of Directors  The proceeds of the borrowings have been utilized to fund certain private and open market purchases of the Company’s common stock pursuant to a Stock Repurchase Plan authorized by the Board of Directors and for general corporate purposes.  Borrowings under the facility bear interest at a fixed rate of 10% per annum.  The facility is unsecured and expressly subordinated to the Company’s senior credit facilities. The facility matures on December 3, 2008 but may be repaid at any time unless the Company is in default on one of its other credit facilities.  There was $2,500 outstanding under this facility as of April 30, 2007 and January 31, 2008, respectively.  For the three and nine months ended January 31, 2007 and January 31, 2008, the Company recorded interest expense under these facilities of $63 and $189, respectively.

Loan Covenants.  The documentation governing these credit facilities and Term Notes contains numerous covenants relating to the Company’s business, the maintenance of credit enhancement insurance covering the receivables (if applicable), the observance of certain financial covenants, the avoidance of certain levels of delinquency experience and other matters. The breach of these covenants, if not cured within the time limits specified, could precipitate events of default that might result in the acceleration of the maturity of the FIRC credit facility, the Term Notes and the working capital facility or the termination of the commercial paper facilities. The Company was not in default with respect to all financial and non-financial covenants governing these financing arrangements at January 31, 2008.

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

Delinquency and Credit Loss Experience

The Company’s results of operations, financial condition and liquidity may be adversely affected by nonperforming receivables. The Company seeks to manage its risk of credit loss through (i) prudent credit evaluations, (ii) risk management activities, (iii) effective collection procedures, and (iv) by maximizing recoveries on defaulted loans. The allowance for credit losses of $3,301 as of January 31, 2008, and $2,934 as of April 30, 2007, as a percentage of Receivables Held for Investment of $508,891 as of January 31, 2008, and $458,586 as of April 30, 2007, was 0.6%.

The Company considers a loan to be delinquent when the borrower fails to make a scheduled payment of principal and interest. Accrual of interest is suspended when the payment from the borrower is over 90 days past due. Generally, repossession procedures are initiated 60 to 90 days after the payment default.

The Company retains the credit risk associated with the receivables originated. The Company purchases credit enhancement insurance from third party insurers which covers the risk of loss upon default and certain other risks. The Company established a captive insurance subsidiary to reinsure certain risks under the credit enhancement insurance coverage for all receivables.  In addition, receivables financed under the Auto Trust and FIARC commercial paper facilities do not carry default insurance.  Provisions for credit losses of $3,236 and $8,431 for the three and nine months ended January 31, 2007 compared to $3,880 and $11,066 for the three and nine months ended January 31, 2008 have been recorded.

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

The following table sets forth certain information regarding the Company’s delinquency and charge-off experience over the nine month periods (in thousands):

	For the Nine Months Ended January 31,
	2007		2008
	Number		Number
	of Loans	Amount	of Loans	Amount
Receivables Held for Investment:
Delinquent amount outstanding (1):
30 - 59 days	98	$1,079	165	$2,143
60 - 89 days	64	569	70	687
90 days or more	65	638	98	951
Total delinquencies	227	$2,286	333	$3,781
Total delinquencies as a percentage of outstanding receivables	0.8%	0.5%	1.1%	0.7%
Net charge-offs as a percentage of average receivables outstanding during the period (2)		2.5%		3.0%

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

As of January 31, 2008, there were 317 accounts totaling $4,300 that were in bankruptcy status and were more than 30 days past due.  As of January 31, 2007, there were 271 accounts totaling $3,400 that were in bankruptcy status and were more than 30 days past due.  As of January 31, 2007 and 2008, 91% and 89%, respectively, of the bankruptcy delinquencies filed for protection under Chapter 13.

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

As of January 31, 2008, the Company had $406,311 of floating rate secured debt outstanding under the FIRC and FIARC warehouse and working capital facilities.  For every 1% increase in LIBOR, annual after-tax earnings would decrease by approximately $2,580 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.  As of January 31, 2007, the Company had $277,659 of floating rate secured debt outstanding under the FIRC and FIARC warehouses and working capital facility.  For every 1% increase in LIBOR annual after-tax earnings would decrease by approximately $1,791 assuming the Company maintains a level amount of floating rate debt and assuming an immediate increase in rates.

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

Recently, credit spreads in the asset-backed commercial paper market and in the asset-backed term market have increased significantly as a result of deteriorating market liquidity and a risk aversion attributable to conditions in the subprime mortgage industry which appear to have spread to the debt market in general.  While the Company’s credit facilities do not expire until February 2009 and while the Company had approximately $28,712 in unused capacity as of January 31, 2008, further deterioration in the commercial paper market and the asset-backed term note market will negatively impact interest expense and may limit the Company’s ability to achieve significant growth in its receivables portfolio.

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

ITEM 4.    CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II

OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1            Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2            Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2            Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Filed with this 10-Q

(b)         Reports on Form 8-K

Form 8-K filed December 6, 2007, press release announcing the quarter end October 31, 2007 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Investors Financial Services Group, Inc.
(Registrant)

Date: March 12, 2008	By: /s/ TOMMY A. MOORE, JR.
Tommy A. Moore, Jr.
President and Chief Executive Officer

Date: March 12, 2008	By: /s/ BENNIE H. DUCK
Bennie H. Duck
Secretary, Treasurer and Chief Financial Officer